Form 10-Q
period 1994-12-31
WARRANTECH CORP
filed 1995-02-14
CIK 735571

UNITED STATES

                    	SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                           				   FORM 10-Q
(Mark One)

               		 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       (X)             OF THE SECURITIES EXCHANGE ACT OF 1934

           		For the Quarterly Period End December 31, 1994

                              					OR

           		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

	(  )           OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from            to

             Commission File Number 0-13084

                    		   WARRANTECH CORPORATION
	        (Exact name of registrant as specified in its charter)

         		Delaware                                      13-3178732
	(State or other jurisdiction of                    (I.R.S. Employer
	incorporation or organization)                      Identification No.)


	300 Atlantic Street, Stamford, CT                       06901
	(Address of principal executive offices)              (Zip Code)


	Registrant's telephone number, including area code (203) 975-1100

(Former name, former address and former fiscal year, if changed since last year)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes     X            No

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                  Outstanding at December 31, 1994
Common stock, par value  $.007 per share              12,977,302 shares

            			      WARRANTECH CORPORATION AND SUBSIDIARIES

                       					  DECEMBER 31, 1994

                      					     (Unaudited)

                      					      I N D E X

                                                          									Page No.

PART I - Financial Information:

		Item 1.  Financial Statements:

	      Consolidated Balance Sheet as at December 31, 1994 and
		       March 31, 1994                                                3

	      Consolidated Statement of Operations
    		  For the Nine and Three Months Ended December 31, 1994
		      and 1993                                                       4

	      Consolidated Statement of Cash Flows
     		For the Nine Months Ended December 31, 1994
		     and 1993                                                        5

	      Notes to Consolidated Financial Statements                      6-8

	  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              9-10

PART II  - Other Information                                           11-13

Signatures                                                             14

Exhibit 11 - Statement re:  Computation of Per Share Earnings          15

               WARRANTECH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                           A S S E T S

                                                     December 31, 1994           March 31, 1994
                                                     _________________           ______________
                                                        (Unaudited)


Current Assets:
  Cash and cash equivalents                            $  5,920,326                $ 5,024,282
  Cash - certificates of deposit                              -                         27,000
  Investment in marketable securities                       471,296                    500,000
  Accounts and sundry receivable, less
     allowance for doubtful accounts of
     $0 and $0, respectively                             11,397,811                   7,960,690
  Other receivables                                       6,778,391                   4,521,300
  Prepaid expenses, prepaid income taxes
     and other current assets                             1,592,270                   1,622,105
                                                         __________                  __________
	   Total Current Assets                                 26,160,094                  19,655,377
                                                         __________                  __________

Property and Equipment - Net                              2,427,069                   2,179,525
                                                         __________                  __________
Other Assets:
   Deferred income taxes                                    710,017                     732,482
   Excess of cost over fair value of assets acquired
   - net of accumulated amortization of
       $2,715,850 and $2,321,614, respectively            5,168,878                   5,563,114
   Insurance escrow fund - administrative costs             199,389                     199,389
   Certificates of deposit and cash trust fund -
       restricted                                           500,000                     657,602

   Investments in marketable securities                   1,795,685                   2,133,000
   Notes receivable - long-term                             290,324                     290,725
   Split dollar life insurance policies                     663,345                     595,788
   Investment in and advance to joint venture             3,438,879                   1,000,215
   Other assets                                             151,599                     134,545
                                                        ___________                  __________
       Total Other Assets                                12,918,116                  11,306,860
                                                         __________                  __________
       Total Assets                                     $41,505,279                 $33,141,762
                                                         ==========                  ==========

See accompanying notes to consolidated financial statements.




      		      LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                                              								December 31, 1994          March 31, 1994
                                                      _________________          ______________
                                                         (Unaudited)
Current Liabilities:
  Current maturities of long-term debt and
    capital lease obligations                          $     248,031             $   355,585
  Insurance premiums payable                              11,461,915               6,426,464
  Accounts and commissions payable                         2,549,654               2,298,770
  Accrued expenses and other current liabilities           1,193,362                 805,978
                                                          __________               _________
      Total Current Liabilities                           15,452,962               9,886,797
                                                          __________               _________
Deferred Revenues                                          2,295,096               1,770,705
                                                          __________               _________
Long-Term Debt and Capital Lease Obligations                 332,978                 476,875
                                                          __________               _________
Deferred Rent Payable                                        411,369                 363,449
                                                          __________               _________
Convertible Exchangeable
  Preferred Stock - $.0007 par value
     Authorized     - 15,000,000 shares
     Issued and outstanding - 3,234,697 shares
	 at December 31, 1994 and March 31, 1994, respectively
	(Redemption value - $6,430,000)                           6,385,823               6,343,614
Preferred Stock - $.0007 par value                         _________               _________
     Authorized                  - 11,765,303 shares
     Issued and outstanding - none                             -                        -
Common Stockholders' Equity:                               _________               _________
  Common stock - $.007 par value
     Authorized                  - 30,000,000
     Issued - 13,018,302 shares
	at December 31, 1994 and 12,965,302
	shares at March 31, 1994, respectively                      88,928                  88,557
     Additional paid-in capital                          11,952,404              11,752,754
     Net unrealized loss on investments, net of
      	income taxes of $22,447                          (    43,572)                  -
     Retained earnings                                    4,778,383               2,629,431
								                                                 __________              __________
								                                                 16,776,143              14,470,742
  Less:  Deferred compensation                               -                  (    21,328)
   	     Treasury stock - at cost 41,000 shares
	        at December 31, 1994 and March 31,
	        1994, respectively                              (  149,092)            (   149,092)
								                                                  __________              __________
      Total Common Stockholders' Equity                  16,627,051              14,300,322
								                                                  __________              __________
      Total Liabilities and Common Stockholders' Equity $41,505,279             $33,141,762
								                                                 ==========              ==========

   See accompanying notes to consolidated financial statements.


                					 WARRANTECH CORPORATION AND SUBSIDIARIES
					                  CONSOLIDATED STATEMENT OF OPERATIONS
						                            (Unaudited)

                                     							    For the Nine Months Ended      For the Three Months Ended
							  	                                            December 31,                    December 31,
			     			                                     _________________________      __________________________
			  			    		                                      1994         1993              1994           1993
                                    							      __________   __________       __________      __________

Gross revenues                                   $51,684,943  $35,552,950      $20,384,794     $12,613,294

Less:  Deferred revenues to be recognized in
  	    future periods                                746,333      589,080          259,892         194,005
		  					                                         __________   __________       __________      __________
  							                                         50,938,610   34,963,870       20,124,902      12,419,289

Add:  Deferred revenues earned in current period     221,941      456,483           78,033          74,227
							                                           __________   __________       __________      __________
Net revenues                                      51,160,551   35,420,353       20,202,935      12,493,516
							                                           __________   __________       __________      __________
Costs and expenses:
   Direct costs                                   33,214,823   22,470,394       13,824,556       7,869,544
   Service, selling, and general and
     administrative                               14,099,538   10,544,768        4,725,400       3,589,835
   Bad debt expense                                  275,543        4,662          270,830           2,428
   Depreciation and amortization                   1,082,188    1,070,553          362,270         353,319
							                                           __________   __________       __________      __________
Total costs and expenses                          48,672,092   34,090,377       19,183,056      11,815,126
							                                           __________   __________       __________      __________
Income from operations                             2,488,459    1,329,976        1,019,879         678,390
							                                           __________   __________       __________      __________
Other income (expenses):
   Interest and dividend income                      418,996      163,806          247,379          68,778
   Interest expense                               (   61,183)  (  107,785)      (   19,829)     (   27,735)
   Other                                          (    8,022)  (   23,825)          23,612      (    2,217)
   Equity income (loss) from joint venture           235,223   (  550,000)            -         (  225,000)
							                                           __________   __________       __________      __________
Total other income (expenses)                        585,014   (  517,804)         251,162      (  186,174)
							                                           __________   __________       __________      __________

Income before provision for income taxes           3,073,473      812,172        1,271,041         492,216
Provision for income taxes                           882,312      717,475          238,345         412,545
							                                            _________    _________       __________       _________
Net Income                                        $2,191,161   $   94,697     $  1,032,696      $   79,671
							                                            =========    =========       ==========       =========
Earnings per share:

Primary:
   Net income                                         $.14         $.01            $.07             $.01
								                                              ====         ====            ====             ====
Fully Diluted:
   Net income                                         $.13         $.01            $.06              N.M.
 							                                              ====         ====            ====             ====
Weighted average number of shares outstanding:

  Primary                                          15,541,772   14,131,814       15,869,763         15,729,947

  Fully Diluted                                    16,884,343   17,060,054       16,903,528         17,075,447

See accompanying notes to consolidated financial statements.


              					 WARRANTECH CORPORATION AND SUBSIDIARIES

               					  CONSOLIDATED STATEMENT OF CASH FLOWS
                      						     (Unaudited)

                                                             For the Nine Months
                                                              Ended December 31,

							                                               		     1994            1993
Net cash provided by (used in) operating activities      $ 3,521,812     ($ 1,760,391)
									                                                 ----------       ----------
Cash flows from investing activities:
   Purchase of property and equipment                     (  932,245)      (  813,352)
   Sale of marketable securities                             457,602            -
   Certificates of deposit                                    27,000       (  176,455)
   Proceeds from sale of equipment                            23,446           24,000
   Investment in joint venture                            (1,143,318)      (1,715,000)
								                                                 ___________     ____________

Net cash used in investing activities                     (1,567,515)      (2,680,807)
								                                                 ___________     ____________
Cash flows from financing activities:
   Issuance of preferred stock                                 -            6,430,000
   Proceeds from borrowings                                    -            1,500,000
   Advance to joint venture                               (  980,123)            -
   Decrease in notes receivable                                  401           36,058
   Increase in deferred rent payable                          47,920           49,099
   Repayments of borrowings                               (  251,451)      (1,852,400)
   Issuance of common stock                                  125,000           96,288
								                                                 ___________      ___________
Net cash (used in) provided by financing activities       (1,058,253)       6,259,045
								                                                 ___________      ___________
Net increase in cash and cash equivalents                    896,044        1,817,847

Cash and cash equivalents at beginning of period           5,024,282        4,312,869
									                                                 __________      ___________
Cash and cash equivalents at end of period              $  5,920,326      $ 6,130,716
									                                                 ==========      ===========
Supplemental Cash Flows Information:

   Cash Payments for the Periods:

      Interest                                          $     61,183      $   102,672
									                                                  =========       ==========
      Income taxes                                      $    464,363      $ 1,441,706
									                                                  =========       ==========

See accompanying notes to consolidated financial statements.


                				WARRANTECH CORPORATION AND SUBSIDIARIES

         			       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                	    				   December 31, 1994
                 				   	      (Unaudited)


1.  THE COMPANY

The Company, through its subsidiaries Warrantech Consumer Product Services, Inc.("WCPS"), Warrantech Automotive, Inc. ("Automotive") and Warrantech Direct, Inc.("Direct") and its joint venture Techmark Services, Ltd. ("Techmark") markets and administers service contract programs for retail business establishments. Such establishments sell service contract programs to purchasers of certain electronic and office equipment, major household appliances, automobiles and recreation vehicles. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The predominant terms of the contracts and manufacturer's warranties range from three (3) to eighty-four (84) months.

The Company assists the dealer-clients of both WCPS and Automotive in obtaining insurance coverage that indemnifies the clients against losses resulting from service contract claims and protects the consumer by ensuring that their claims will be paid. Additionally, the Company and the insurer have agreements that provide eligibility for the Company to participate in the profits generated by the programs and for the Company to provide administrative services to the insurer with regard to the programs.

2.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending March 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's
Form 10-K for the year ended March 31, 1994.

Certain balance sheet reclassifications of amounts have been made to correspond with the current presentation.

3.  JOINT VENTURE

Following is the summarized financial information of Techmark:

                                            December 31,1994          March 31, 1994
Current Assets                                $ 6,855,000               $2,059,000
Total Assets                                  $10,373,000               $3,755,000

Current Liabilities                           $ 3,011,000               $1,586,000
Noncurrent Liabilities and Equity             $ 7,362,000               $2,169,000

			                          For the Nine Months     For the Three Months       For the Twelve
				                                Ended                  Ended                Months Ended
			                           December 31, 1994       December 31, 1994         March 31, 1994
Net Revenues                     $47,427,465               $19,062,093            $ 7,073,000
Net Income (Loss)                $   597,127               $   -0-                $(1,099,000)



4.  INVESTMENT IN MARKETABLE SECURITIES

In May 1993 the Financial Accounting Standards Board issued Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities",
("SFAS 115"). Under SFAS 115, marketable debt securities, equity securities, and mortgages are designated as either (1) "held to maturity" and carried at amortized cost, (2) "trading securities" carried at fair market value with differences between cost and fair value reflected in results of operations, or
(3) "available for sale" and carried at fair value with differences between cost and fair value being reflected as a separate component of shareholders' equity, net of income tax effect.

At December 31, 1994, investments in marketable securities are comprised of the following:

                           		  		            		   Gross                Aggregate
			                          Amortized          Unrealized               Fair                  Carrying Amount
				                           Cost           Gains (Losses)             Value            Short Term      Long Term
Corporate Bonds              $  333,000         $   1,760             $  334,760            $271,296     $   63,464
Municipal Bonds               1,800,000        (   67,779)             1,732,221                -         1,732,221
Callable Preferred Stock        200,000              -                   200,000             200,000          -
			                           _________           _______              _________             _______      _________
Total Investments in
  Marketable Securities      $2,333,000        ($  66,019)            $2,266,981            $471,296     $1,795,685
	                     		      =========           =======              =========             =======      =========

All of the above investments are considered "available for sale". The resultant difference between cost and fair value, net of taxes, has been reflected as a component of Shareholders' Equity.

                    			   WARRANTECH CORPORATION AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
_____________________

Net revenues for the nine and three month periods ended December 31, 1994 were $51,160,551 and $20,202,935, which represents an increase of 44% and 62% over the comparative nine and three month periods in fiscal 1994, respectively. The increases for both the nine and three month periods are directly attributable to continued increases in market share, market penetration, favorable product mix and pricing in the electronic, household and other market segments.

"Direct Costs" are those costs directly related to the production and acquisition of service contracts. Those costs are net insurance and commission expenses. Net insurance expense is the insurance premiums accrued and/or paid to the insurer, less any profit sharing accrued and/or received from the insurers.

Direct costs were $33,214,823 and $13,824,556 for the nine and three month periods ended December 31, 1994, respectively, as compared to $22,470,394 and $7,869,544 for the nine and three month periods ended December 31, 1993. The increase in direct costs for the nine and three month periods are the result of increased premiums and commissions attributable to the increase in revenues. Direct costs are reduced by profit sharing accrued in the amount of $1,467,818 and $571,965 for the nine month periods ended December 31, 1994 and 1993, respectively and $341,487 and $287,932 for the three month periods ended December 31, 1994, and 1993, respectively.

Service, Selling, General and Administrative expenses for the nine and three month periods ended December 31, 1994 were $14,099,538 and $4,725,400, respectively, as compared with $10,544,768 and $3,589,835 for the nine and three month periods ended December 31, 1993. The increases for the nine and three month periods ended December 31, 1994 are primarily attributable to increases in sales related costs, payroll and payroll related costs resulting from an increase in headcount, and general inflationary increases.

The increase in bad debt expense for the nine and three month periods ended December 31, 1994 is principally the result of a write down of a receivable related to the Gulf Settlement.

The increase in interest income is attributable to interest associated with refunds expected from overpayment of taxes in prior years and higher rates earned on investments.

The provision for income taxes has been adjusted to reflect the effective tax rate that the Company anticipates will be its effective tax rate for the year.

Net income for the nine and three month periods ended December 31, 1994 were $2,191,161 and $1,032,696, respectively, as compared to $94,697 and $79,671 for the nine and three month periods ended December 31, 1993. The results for the nine and three month periods ended December 31, 1993 include the Company's share of losses realized from its investment in the joint venture, Techmark Services, Ltd. ("Techmark"). For the nine and three month periods ended December 31, 1993, the joint venture's initial nine months of operations, the Company's share of such losses were $550,000 and $225,000, respectively, as compared with income from the joint venture for the nine and three month periods ended December 31, 1994 of $235,223 and $-0-, respectively.
Excluding the effect of the joint venture, the increases in net income for the nine and three month period ended December 31, 1994 are directly attributable to the increase in revenues.

Techmark has eliminated a non-profitable portion of its business with a major customer. The customer has agreed to reimburse Techmark for certain costs incurred relating to such business. The operations relating to this business are not considered a part of Techmark's core business. It is anticipated that eliminating this business has the potential of improving Techmark's future profitability. This reimbursement is expected to take place prior to the end of the fourth quarter. As a result of this agreement, Techmark has reported break-even operating results for the three month period ended December 31, 1994.

Liquidity and Financial Resources
_________________________________

Net cash provided by operations was $3,521,812 for the nine months ended December 31, 1994 as compared to ($1,760,391) used in operations for the nine month period ended December 31, 1993. The favorable increase in cash flow is primarily the result of the increase in business for the period, favorable product mix, and pricing.

In October 1994, the Company, through its wholly-owned subsidiary
Warrantech UK, Ltd. advanced Techmark $980,123 to fund the start up of its Japanese branch operations.

The Company has available an unused line of credit with a bank amounting to $1,000,000 at December 31, 1994.

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months.

The effects of inflation have not been significant to the Company since its formation.

PART II. Other Information

Item 1. Legal Proceedings
	_________________

	A. Gulf Insurance Co. v. Warrantech Dealer Based Services, Inc., et al. The Company, Warrantech Dealer Based Services, Inc. and Plaintiff have settled their dispute and have signed confidential settlement papers.

	B. David Robertson v. Warrentech Corporation and Warrentech Automotive [spelling as in original], District Court of Tarrant County, Texas, 141st Judicial District (Case No. 141-151240-93). On December 7, 1994, the Trial Referee awarded judgment in favor of Warrantech Corporation and Warrantech Automotive, Inc. against David Robertson in the amount of $195,050.48 plus interest at the rate of 14% per annum from July 1, 1991. Warrantech Corporation and Warrantech Automotive Inc. have submitted a proposed judgment to the Court in the amount of $293,300.24 based upon the Trial Referee's award and are waiting for the Court to sign the judgment. The Trial Referee also ruled that Robertson was not obligated to return his share of common stock to Warrantech Corporation because he determined that Robertson was not bound by the non-competition clause after his relationship with Warrantech Automotive, Inc. was terminated. Warrantech Corp. and Warrantech Automotive, Inc. have decided not to appeal the latter ruling. The arbitration proceeding with Robertson is still pending.

	C. The Oak Agency Inc., et al. v. Warrantech Dealer Based Services, Inc.; Case No. 91-C-6677, filed in the United States District Court for the Northern District of Illinois. The Oak Agency ("Oak"), a former agent for Dealer Based Services, Inc. and Warrantech Dealer Based Services, Inc.("WDBS" or the "Company"), seeks a declaratory judgment and monetary damages from WDBS arising from the termination of the agency agreement with Oak.

  Oak's complaint does not specify the dollar amount of its alleged damages, but Oak has retained an expert witness who estimates that Oak's damages exceed $20,000,000.00. WDBS has vigorously defended the case, and has retained its own economic expert, who will directly refute the opinions of Oak's financial expert regarding the magnitude of Oak's alleged damages.

		WDBS's principal defenses in the case concern Oak's conduct as a sales agent: WDBS contends, in part, that Oak performed poorly and breached its duty of loyalty as an agent of WDBS. However, the district court recently granted a partial summary judgment to Oak that will preclude WDBS from presenting evidence at the non-jury trial of Oak's breach of its duty of loyalty owed to WDBS. No trial date has been set as yet, and discovery is continuing.


	D. No material developments regarding litigation have occurred since March 31, 1994, except as disclosed above and in the Company's Form 10-Q for the quarter ended June 30, 1994.
		For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1994.


Item 2. Changes in Securities

	Not applicable.


Item 3. Defaults Upon Senior Securities

	Not applicable.


Item 4. Submission of Matters to Vote of Security Holders

	At the Company's Annual Meeting of Shareholders held on November 21, 1994, the shareholders' elected the following to serve as directors until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

                                  						      For            Withheld
	     Joel San Antonio                     10,795,631          124,802
	     William Tweed                        10,795,781          124,652
	     Jeffrey J. White                     10,795,206          125,277
	     William Rueger                       10,795,781          124,652
	     Michael J. Salpeter                  10,795,531          124,902
	     Kurt R. Schwamberger                 10,793,356          127,077
	     Jo Ann Duarte                        10,793,356          127,077
	     Lawrence Richenstein                 10,796,481          123,952

Item 5. Other Information

	   Not applicable.

Item. 6 (a)  Exhibits

	     (11) Statement re:  Computation of Per Share Earnings.


Item 6. (b)  Reports on 8-K

	     None.

                         					 SIGNATURES
					                          __________



	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                     					WARRANTECH CORPORATION
					                     ______________________







                                        					S/N/S  Joel San Antonio
					                                 ________________________________________
					                                 Joel San Antonio - Chairman of the Board
					                                        (Chief Executive Officer)





Date:  February 14, 1995




                                       					S/N/S  Bernard J. White
					                                  ________________________________________
					                                  Bernard J. White
					                                  Vice President Finance and
					                                  Chief Financial Officer





Date:  February 14, 1995