Form 10-Q/A
period 1994-12-31
WARRANTECH CORP
filed 1995-03-28
CIK 735571

UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549


                                FORM 10-Q/A
(Mark One)

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

        This Form 10-Q/A is being filed to attach Exhibit 27 to the Form 10-Q previously filed.

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

                    WARRANTECH CORPORATION AND SUBSIDIARIES

                              DECEMBER 31, 1994
                                 (Unaudited)


                                  I N D E X
                                                                       Page No.

PART I - Financial Information:

         Item 1. Financial Statements:

           Consolidated Balance Sheet as at December 31, 1994
            and March 31, 1994                                             3

           Consolidated Statement of Operations
            For the Nine and Three Months Ended December 31, 1994
            and 1993                                                       4

           Consolidated Statement of Cash Flows
            For the Nine Months Ended December 31, 1994
            and 1993                                                       5

           Notes to Consolidated Financial Statements                      6-8

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          9-10


PART II - Other Information                                                11-13


Signatures                                                                 14

Exhibit 11 - Statement re: Computation of Per Share Earnings               15

Exhibit 27 - Financial Data Schedule                                       16

PART II.  Other Information

Item 6. (a)  Exhibits

             (11)  Statement re: Computation of Per Share Earnings

             (27)  Financial Data Schedule

                                SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934,

 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                        WARRANTECH CORPORATION
                                        ______________________



                                        S/N/S  Joel San Antonio
                                        ______________________________________
                                        Joel San Antonio - Chairman of the Board
                                             (Chief Executive Officer)





Date:  March 27, 1995




                                        S/N/S  Bernard J. White
                                        ______________________________________
                                        Bernard J. White
                                        Vice President Finance and
                                          Chief Financial Officer
Date:  March 27, 1995