Form 10-K
period 1995-03-31
WARRANTECH CORP
filed 1995-06-29
CIK 735571

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington,  D.C.  20549
(Mark One)
[ X  ]                             FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended March 31, 1995
                                      OR
[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             for the transition period from  _______  to  _______

                         Commission File No.  0-13084

                            WARRANTECH CORPORATION

            (Exact name of registrant as specified in its charter)

                  DELAWARE                      13-3178732

            (State or other jurisdiction of     (IRS Employer
            incorporation or organization      Identification No.)

       300 ATLANTIC STREET, STAMFORD, CONNECTICUT         06901
       (Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code  (203) 975-1100

Securities registered pursuant to Section 12(b) of  the Act:

      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED

      Common Stock $.007 par value                 NASDAQ National Market

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock,  $.007 par value

                                    (Title of Class)

      Indicate by checkmark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes__X__    No_______

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any
amendment to this form 10-K [   ].
                        _______________________________

      The number of shares outstanding of the Registrant's common stock is 13,054,286 (as of June 16, 1995).

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $43,778,380 (as of June 16, 1995).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE
Index to Exhibits is on page 57.

                                 PART I


     Warrantech Corporation ("Warrantech" or the "Company") maintains executive offices at 300 Atlantic Street, Stamford, Connecticut 06901, operating facilities at 150 Westpark Way and 1441 West Airport Freeway, Euless, Texas 76040, and 7630-7632 Pebble Drive, Fort Worth, Texas 76118. The telephone number of the executive offices is (203) 975-1100.

Item 1.  BUSINESS

     Warrantech, through its wholly-owned subsidiaries, Warrantech Automotive, Inc. (formerly Warrantech Dealer Based Services, Inc.), Warrantech Consumer Product Services, Inc., Warrantech Direct, Inc., and Warrantech International, Inc. provides marketing and administrative services to over 3,000 retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, home appliances, home entertainment products, computers and peripherals, and office and communications equipment worldwide. The Company's administrative services pertain primarily to extended service contracts and limited warranties issued by retailers, distributors or manufacturers to the purchasers and lessees of consumer products. Additionally, the Company provides administrative services to insurance companies and financial institutions for other types of insurance products such as credit card enhancement programs including, but not limited to, credit life, "purchase protection" and unemployment coverages.

     Extended service programs benefit consumers with extensions of product coverage for a specified period of time (or mileage in the case of automobiles and recreational vehicles), similar to that provided by the manufacturer under the terms of their product warranty(ies). Such coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure.

     From a marketing perspective, the Company's products and services enhance the perceived value of the retailers', distributors', manufacturers' or financial institutions' products.

WARRANTECH AUTOMOTIVE, INC.

     Warrantech Automotive, Inc. ("WAI"), formerly known as Warrantech Dealer Based Services, Inc. ("WDBS), has operated as a wholly-owned subsidiary since November 1989. Through this subsidiary, the Company markets and administers vehicle service contract ("VSC") programs, credit life and other related automotive after-sale products, all of which enhance the profitability of the sale of automobiles, recreational vehicles and automotive components. These products are sold by franchised and independent automobile dealers, leasing companies, repair facilities and retail stores.

     Additionally, WAI has expanded its efforts in the automotive field to provide administrative expertise and secure the placement of insurance coverage to other parties requiring such services on either VSCs or similar products.

     The VSC is a contract between the dealer/lessor (and in some states
WAI) and the vehicle purchaser/lessee that offers coverage that runs from one to eighty-four months and 1,000 to 100,000 miles. Coverage is afforded in the event of the failure of a broad range of mechanical components that occurs during the term of the VSC.

     The programs marketed and administered by WAI require that the dealer enter into an agreement whereby WAI is the provider of services to the dealer. Among these services is the development and distribution of marketing materials, processing of dealer produced VSC's, and the administration and payment of claims filed by contract holders under the terms of their VSC.

     WAI utilizes the services of independent agents to call on dealers to solicit their use of the VSC programs. At this time, WAI is represented by more than 60 agents in 46 states as well as Puerto Rico and Canada.

     With respect to the VSC programs which Warrantech and WAI market and administer, liability is borne by insurers who have issued insurance policies to assume this risk in exchange for the payment of agreed upon premiums and fees. Effective March 1, 1993, insurance for new WAI VSC programs is provided by the New Hampshire Insurance Company and other AIG member companies.

     Essential to the success of WAI is its ability to capture, maintain, track and analyze all relevant data regarding a VSC. To support this function, this subsidiary operates proprietary software developed internally and consists of custom designed relational databases with interactive capabilities. This configuration provides ample capacity and processing speed for current requirements as well as the ability to support significant future growth in this area.


WARRANTECH CONSUMER PRODUCT  SERVICES, INC.

     Warrantech Consumer Product Services, Inc. ("WCPS"), a wholly-owned subsidiary, was formed in 1990 and, at that time, assumed the parent Company's efforts to develop, market and administer consumer product extended service contract programs.

     The programs marketed and administered by WCPS require that the selling dealer, distributor or manufacturer enter into an agreement with WCPS that outlines the duties of each party. Those duties specifically assumed by WCPS include the development and distribution of marketing materials, sales and motivational training, processing of service contracts, and adjustment and payment of claims. WCPS has also entered into service center agreements with consumer product repair centers located throughout North America, South America, Mexico and the Caribbean.

     In exchange for agreed upon premiums and fees from the insured, liability for claims incurred by service contracts issued by a dealer, distributor or manufacturer is assumed by Houston General Insurance Company, a wholly-owned subsidiary of Tokyo Marine & Fire Insurance Company, one of Japan's and the world's largest insurance organizations and Virginia Surety Company, Inc., a wholly owned subsidiary of AON.

     It is also essential to the success of WCPS that it be able to capture, maintain, and analyze all relevant information about its service contracts. To support this function, WCPS has internally developed application programs that allow the tracking of a database of in excess of three (3) million service contracts. This also allows for the development of current and historical statistical data which is used to monitor its service contract program's performance, and also will support significant growth of WCPS's business.

     During the fiscal year ended March 31, 1995, WCPS enhanced its products and services to solidify its position in the industry and broaden its market base. This is a continuing effort that seeks to identify opportunities, weigh their potential and develop programs and/or services to meet the needs of these new venues. In recent years this effort has resulted in the upgrading of existing service contract programs including the RepairMaster Service contract program. Special attention was given to the office products category with the emphasis on the personal computer segment of the industry which is rapidly expanding.

     WCPS has one significant customer that accounted for approximately 10%, 11% and 11% of consolidated gross revenues for the years ended March 31, 1995, 1994, and 1993.

WARRANTECH DIRECT, INC.

     Warrantech Direct, Inc. ("WDI") is uniquely positioned to integrate the customer, service and product resources of Warrantech, its subsidiaries and their retail dealers and manufacturers, in order to fully exploit new business opportunities in merchandising through data-base marketing to the end-user consumer.

     This subsidiary, which was formed in 1992, utilizes state-of-the-art telemarketing and direct mail equipment and techniques to obtain second effort sales and renewals of service contracts.

     WDI's efforts are conducted on behalf of (i) the dealer/retailers, distributors and manufacturers who utilize the service contract programs marketed and administered by WAI and WCPS, and (ii) a growing list of other vendors who wish to utilize WDI resources to enhance their own service contract sales efforts. Second effort marketing consists of contacting product purchasers who did not buy a service contract and offering them this opportunity prior to the expiration of the manufacturer warranty. Renewal marketing consists of the effort to renew service contracts on eligible products upon the expiration of their current service contract coverage.

WARRANTECH INTERNATIONAL, INC.

     In July 1993, the Company, through its wholly-owned subsidiary Warrantech International, Inc., and American International Group Inc. ("AIG") formed a joint venture, Techmark Services Ltd. ("Techmark" or the "Joint Venture"), owned fifty-one percent (51%) by AIG and forty-nine percent (49%) by the Company. AIG is one of the world's largest insurance and financial services companies. Their United States domiciled insurance companies hold A.M. Best's highest rating, A++
(Superior).   It is contemplated that the Joint Venture will provide
program development, marketing and administrative services for insurance programs pertaining to consumer, automobile and credit card enhancement products underwritten throughout the world, excluding the United States and Canada. The Joint Venture has a right of first refusal to provide such services for certain consumer product and automotive programs underwritten by AIG subsidiaries outside the United States and Canada.

     In conjunction with the foregoing alliance, in October 1993, AIG purchased, for a price of $6,430,000, a special issue of preferred stock which is convertible into an issue of new shares of common stock which, subsequent to its issuance, will be equivalent to twenty percent (20%) of the Company's then issued and outstanding common stock. Under the terms of the purchase agreement, AIG has the right to purchase an increased interest in the Company, to a maximum of thirty percent (30%) of the Company's then issued and outstanding common stock, if gross combined revenues of the Company and Techmark during any consecutive twelve (12) month period exceed $400 million, such period commencing on the date which is two (2) years from the date the purchase was completed and ending on the date which is five (5) years from such date. The purchase agreement also provides that the Company will have a right of first refusal to provide program development, marketing and administrative services for certain consumer product and automobile programs underwritten by AIG subsidiaries in the United States and Canada.

     On March 29, 1995, Warrantech International, Inc., signed a letter of intent for the acquisition of Home Guarantee Corporation PLC, a British company, which markets home warranty products in the United Kingdom. Upon completion of the transaction, which is anticipated shortly, this acquisition will expand the current products offered by the Company to include warranty products which cover mechanical breakdowns of the working systems and components in homes (e.g., furnaces, electrical and plumbing systems, and major appliances).

SALES AND MARKETING

     The sales and marketing activities of the Warrantech subsidiary companies are managed by each subsidiary's own sales and marketing personnel. In certain circumstances, the subsidiaries have entered into marketing agreements with independent organizations that solicit dealers at their own expense, receiving a commission on all service contracts sold by such dealers.

     The Warrantech subsidiary companies foster awareness of their respective programs through cooperative advertising programs, which may be jointly funded by the subsidiary and the dealer or independent agent.

     Sales training and motivational programs are a primary form of specialized assistance provided by WAI and WCPS to retailers/dealers, distributors and manufacturers, to assist them in increasing the effectiveness and profitability of their service contract program sales efforts. The Company develops materials and conducts educational seminars. These seminars are conducted either at the client's place of business or at the Company's state-of-the-art training facility at its Euless, Texas administrative offices. This new facility features the latest in audio/video technology that enhances the training and learning experience.

COMPETITION

     The Warrantech subsidiary companies compete with a number of independent administrators, divisions of distributors and manufacturers, financial institutions and insurance companies. While the Company believes that it occupies a preeminent position among its competitors in its field, it may not be the largest marketer and administrator of service contracts and limited warranties, and some competitors may have greater operating experience, more employees and/or greater financial resources. Further, many manufacturers, particularly those producing motor vehicles, market and administer their own service contract program for and through their dealers.

INSURANCE COVERAGE

     Liability for performance under the terms of service contracts and limited warranties issued by dealers/retailers, distributors or manufacturers is assumed by the insurer in return for the payment of the agreed-upon premium for the assumption of the risk from the insured. This coverage provides indemnification against loss resulting from service contract claims and protects the consumer by ensuring that their claim will be paid.

     The insurance protection is provided for the automotive programs by the New Hampshire Insurance Company and other AIG member companies. These companies are all rated A++ (Superior) by A.M. Best Company. WCPS and its clients are protected by insurance afforded by Houston General Insurance Company, a member of the Tokyo

Marine & Fire Insurance Company
and Virginia Surety Company, Inc. a wholly-owned subsidiary of AON. Houston General is rated Excellent and Virginia Surety is rated
Superior by A.M. Best Company, respectively.

     In accordance with the terms of agreements with these insurers, a fixed amount is remitted for each service contract or limited warranty sold. The amount is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. In no event is the insured, the Company or its subsidiaries obligated to the insurer if claims exceed the premium remitted.

     Additionally, agreements between the Company and the insurers contain profit-sharing features that permit the Company to share in the underwriting profits and investment income earned by the service contract programs. The amounts to be received, if any, are determined in accordance with certain specified formulas by the type of program and by policy year. These agreements require interim calculations and distributions for various programs, with final calculations being made as contracts expire by term.

     During the 1995 fiscal year, the Company recognized profit sharing in the amount of $2,676,001.

FEDERAL AND STATE REGULATION

     The service contract programs developed and marketed by the Company's subsidiaries, and their related operations with regard to service contracts and limited warranties, are regulated by federal law and the statutes of a significant number of states. The Company continually reviews all existing and proposed statutes and regulations to ascertain their applicability to its existing operations, as well as new programs that are developed by the Company.

     Generally speaking, these statutes concern the scope of service contract coverage and content of the service contract or limited warranty document. In such instances, the state statute will require that specific wording be included in the service contract or limited warranty expressly stating the consumer's rights in the event of a claim, how the service contract may be canceled and identification of the insurance company that indemnifies the dealers, distributors or manufacturers against loss for performance under the terms of the service contract.

     Statutes in some states have sought to interpret the consumer product service contract, or certain items covered under the contract as a form of insurance, requiring that the issuer be a duly licensed and chartered insurance company. The Company and its subsidiaries do not believe that they are insurers and have no intention of filing the documents or meeting the capital and surplus requirements that are necessary to obtain such a license.

      In many instances, the applicability of statutes and regulations to programs marketed and administered by the Company, and compliance therewith, involve issues of interpretation. The Company uses its best efforts to comply with applicable statutes and regulations but it cannot assure that its interpretations, if challenged, would be upheld by a court or regulatory body. In any situation in which the Company has been advised that its methods of doing business were not in compliance with state regulation, the Company has taken the steps necessary to comply.

     If the Company's right to operate in any state is challenged successfully, the Company may be required to cease operations in the state and the state might also impose financial sanctions against the Company. These actions, should they occur, could have materially adverse consequences and could affect the Company's ability to continue operating. However, within the framework of currently known statutes, the Company does not feel that this is a present concern.

TRADEMARKS

     The Company holds numerous registered United States trademarks, the most important of which are the "WARRANTECH" and its stylized "W" logo service marks. The registration for all service marks are kept current by the Company and its trademark counsel. Additional service marks are registered covering subsidiary names and product names and descriptions.

EMPLOYEES

     The Company and its subsidiaries currently employ approximately 265 individuals, an increase of approximately 25 over the preceding fiscal year. The increase is directly attributable to the expansion of customer service and claims representatives to meet the needs of our expanding business. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Item 2.  PROPERTIES

     The Company's executive offices are located in leased premises at 300 Atlantic Street, Stamford, Connecticut. These premises, consisting of approximately 18,000 square feet are leased pursuant to a lease agreement (the "Lease") which became effective on November 30, 1988 and expires on February 28, 1999. The annual base rent ranges from $322,368 to $458,630 during the term of the Lease.

     The operating facilities of WAI and WCPS are located in leased premises at 150 Westpark Way, Euless, Texas. The premises, consisting of approximately 24,000 square feet, are leased pursuant to a lease agreement (the "Texas Lease") which was favorably renegotiated effective on April 1, 1993 and expires on March 31, 2003. The Texas Lease provides for annual base rent payments ranging from $204,485 to $336,798 during the term of the Texas Lease.

     Additional facilities that support the operations of WAI and WCPS, as well as, those that house WDI, are located at 1441 West Airport Freeway, Euless, Texas (approximately 13,000 square feet) and 7630-7632 Pebble Drive, Building #28, (approximately 6,000 square feet), Fort Worth, Texas. These premises are leased under the terms of leases (the "Other Leases") that were effective on November 1, 1994 and September 1, 1990, respectively and expire February 2004 and February 1996, respectively. The Other Leases provide for annual base rent payments ranging from $135,460 and $148,361, respectively.

Item 3.  LEGAL PROCEEDINGS


A. THE OAK AGENCY, INC. AND THE OAK FINANCIAL SERVICES, INC. VS. WARRANTECH DEALER BASED SERVICES, INC. (WDBS)

          This is a suit brought in the U.S. District Court, Northern District of Illinois, by the Oak companies against WDBS (now known as Warrantech Automotive, Inc.). Oak, a former agent of WDBS, alleges breach of contract between the parties. The suit alleges that WDBS contracted to pay agent commissions unconditionally and indefinitely even after the contract was terminated. Oak seeks a declaratory judgment and monetary damages from WDBS arising from the termination of the agency agreement with Oak.

          Oak's complaint does not specify the dollar amount of its alleged damages, but Oak has retained an expert witness who now estimates that Oak's damages exceed $10 million. WDBS has vigorously defended the case, and has retained its own economic expert, who will directly refute the opinions of Oak's financial expert regarding the magnitude of Oak's alleged damages. WDBS's principal defenses in the case concern Oak's conduct as a sales agent. WDBS contends, in part, that Oak performed poorly and breached its duty of loyalty as an agent of WDBS. However, the district court recently granted a partial summary judgment to Oak that will preclude WDBS from presenting evidence at the non-jury trial of Oak's breach of its duty of loyalty owed to WDBS. No trial date has been set as yet and discovery is continuing.

B.     DAVID ROBERTSON V. WARRENTECH CORPORATION AND WARRENTECH
    AUTOMOTIVE    [spelling as in original],  District Court of Tarrant
    County, Texas, 141st Judicial District (case No. 141-151240-93).

          David Robertson, who is a former officer and director of the Company, commenced this action on or about December 10, 1993.
    Robertson has alleged in the action that the Company wrongfully terminated an employment agreement between

    Robertson and WDBS, and that the Company engaged in tortuous interference and fraud. Robertson has requested damages in excess of $5 million in the Texas action. The employment agreement in question provides for arbitration in the State of Connecticut in the event of a dispute. The Company requested the Texas court to enforce this provision and require Robertson to submit his claim to arbitration in Connecticut. The Texas Court ruled, in an Order dated June 14, 1994, that the Texas action should be abated and that the claims in the action should be submitted to arbitration in Connecticut pursuant to the arbitration agreement between the parties. On May 31, 1995, the Texas trial court dismissed the case pending in the 141st District Court for want of prosecution, but the arbitration proceeding with Robertson in Connecticut is still pending.

C.    WARRANTECH CORPORATION V. DAVID ROBERTSON,  Superior Court,
    Judicial District of Stamford/Norwalk.

          In a separate action to collect on a promissory note, on March
    21, 1995, a judgment was entered in favor of Warrantech Corporation and Warrantech Automotive, Inc. against David Robertson in the amount of $195,050.48 plus interest at the rate of 14% per annum from July 1, 1991.



Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1995.

                                 PART II

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been reported in the National
Association of Securities Dealers Automated Quotation System ("NASDAQ"), and currently is reported on NASDAQ's National Market System ("NMS"), under the trading symbol "WTEC".

As of June 16, 1995, there were 13,054,286 Common Shares outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $5.00.

Following is a summary of the price range of the Company's Common Stock during its 1995 and 1994 fiscal years:

COMMON STOCK

Quarter of Fiscal 1995             HIGH & LOW BID

      First                        $5.13   $3.88
      Second                       $6.25   $3.63
      Third                        $6.13   $5.00
      Fourth                       $5.38   $4.63

Quarter of Fiscal 1994             HIGH & LOW BID

      First                        $4.13   $2.94
      Second                       $5.19   $3.25
      Third                        $8.13   $4.88
      Fourth                       $7.63   $4.25

The number of shareholders of record of the Company's Common Stock, as of June 16, 1995 was 1,404.

DIVIDENDS
No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid.

Item 6 - SELECTED FINANCIAL DATA

The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing.

                                                                   FOR THE YEARS ENDED MARCH 31,

                                 1995                 1994                 1993                  1992                  1991
Gross revenue                 $71,239,070         $ 46,970,763         $ 43,841,017          $ 50,692,389          $ 56,463,017
Net (increase) decrease
   in deferred revenue(a)        (699,745)             (316,290)            314,931                822,856           (29,874,905)
                              ____________        ______________       ____________          _____________         ______________
Net revenue (a)                70,539,325            46,654,473          44,155,948             51,515,245            26,588,112
                              ____________        ______________       ____________          _____________         ______________
Income before
   cumulative effect of
   change in accounting
   principle                    2,895,788               703,591           1,061,471              1,336,968              (138,128)
Accounting change                  -                    -                    -                    (117,581)              -
                              ___________         _____________         ___________           ____________          ______________
Net income (loss)             $ 2,895,788         $     703,591         $ 1,061,471           $  1,219,387         $    (138,128)
                              ===========         =============         ===========           ============          ==============
Earning (loss) per
   common share:
Income before
   cumulative effect of
   change in accounting
   principle                        $0.19                $0.05                $0.08                 $0.11                $(0.01)
Accounting change (a)                 -                    -                    -                   (0.01)                  -
                             ____________         _____________        ____________          _____________        ______________
Net income (loss)                   $0.19                $0.05                $0.08                 $0.10                ($0.01)
                             ============         =============        ============          =============        ==============
Cash dividend declared           NONE                 NONE                 NONE                  NONE                  NONE
                             ============         =============        ============          =============        ==============
Total assets (a)             $ 41,858,546          $ 33,828,572        $ 24,646,791           $ 25,548,186          $ 79,894,140
                             ============         =============        ============          =============        ==============
Long-term debt and
   capital lease
   obligations               $    293,648         $     476,875        $    853,101         $      315,697          $  3,273,496
                             ============         =============        ============         ==============        ==============
Convertible
   exchangeable
   preferred stock           $  6,396,795         $   6,343,614               -                     -                     -
                             ============         =============        ============         ==============        ==============
Common stockholders'
   equity                    $ 17,443,763         $  14,300,322        $ 13,427,311         $   12,161,683          $ 10,475,161
                             ============         =============        ============         ==============        ==============
Working capital              $ 11,067,983         $   9,768,580        $  4,982,608         $    4,355,183          $  5,179,885
                             ============         =============        ============         ==============        ==============

     a) The Company changed its revenue recognition policy, effective April 1, 1991, to the "proportional performance method" which recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to its clients. Only revenues in an amount sufficient to meet future administrative costs and reasonable gross profit thereon are deferred. The new method of recognizing revenues more accurately conforms to the Company's operations and properly matches the incurring of costs with revenues.

         This change in revenue recognition policy as of April 1, 1991, resulted in a one time cumulative effect charge to operations, net of taxes, in the amount of $117,581.

Item 6 - SELECTED FINANCIAL DATA (CONTINUED) (a)


Item 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 GENERAL

     The Company, through its WCPS, WAI, Warrantech Direct and Warrantech International subsidiaries, provides marketing and administrative services to over 3,000 retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, home appliances, home entertainment products, computers and peripherals, office and communications equipment worldwide. The Company's administrative services pertain primarily to extended service contracts and limited warranties, issued by the retailer, distributor or manufacturer to the purchaser/lessee of the consumer product. Additionally, the Company maintains administrative facilities for, and provides administrative services to, insurance companies and financial institutions for other types of insurance products such as credit card enhancement programs like "purchase protection" and "unemployment" coverages.

                          RESULTS OF OPERATIONS

GROSS REVENUES

     Gross revenues for the fiscal years ended March 31, 1995 and 1994
were $71,239,070 and $46,970,763, respectively.   For the fiscal year
ended March 31, 1995, gross revenues increased by 52%, as compared to fiscal year ended March 31, 1994. The gross revenues attributable to consumer product programs reflect increases of approximately $6.6 million from increased volume with existing customers and approximately $6.2 million related to new business. Automotive related program revenues reflect increases of approximately $4.7 million related to new business and approximately $5.2 million related to volume increases. The balance of the increase was attributable to the Company's direct marketing operations.

     For the fiscal year ended March 31, 1994, gross revenues increased by 7.1% as compared to fiscal year ended March 31, 1993. The gross revenues attributable to consumer product programs reflect increases in market share and penetration increasing by 21.7%. This increase was offset by a decline in automotive program related revenues of 6.6%.

     For the three month periods ended March 31, 1995 and 1994, respectively, the gross revenues were $19,544,126 and $11,234,120, an increase of 74%. The principal reason for the increase was continued growth in the consumer product related revenues and to a lesser degree an increase in automotive related revenues.

     For the three month periods ended March 31, 1994 and 1993, respectively, the gross revenues were $11,417,813 and $10,280,520, an increase of 11.1%. The principal reason for the increase was continued growth in consumer product related revenues.


NET (INCREASE) DECREASE IN DEFERRED REVENUES

     The net (increase) decrease in deferred revenues totaled $(699,745), $(316,290) and $314,931 for the fiscal years ended March 31, 1995, 1994 and 1993, respectively. The Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to its clients. Revenues in an amount sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. The increase in deferred revenues at March 31, 1995 as compared with fiscal 1994 is attributable to an increase in the number of service contracts outstanding with a service period greater than one year.

     Deferred revenues earned during the fiscal years ended March 31, 1995, 1994 and 1993 include amounts earned of $319,465, $528,483, and
$1,331,088, respectively, from the runoff of the American Hardware Mutual Insurance Company business which was completed in 1994.

     The amounts of gross revenues deferred and earned from period to period are affected by (i) the mix of automotive and consumer product revenues, (ii) the relationship of gross contract revenues generated by shorter term extended service contracts to total gross revenues, and
(iii) administration contract revenues which are recognized over a short-term period.

DIRECT COSTS AND SELLING, SERVICE,
GENERAL AND ADMINISTRATIVE EXPENSES

DIRECT COSTS

     Direct costs are those costs directly related to the production and acquisition of service contracts. Those costs are net insurance and commission expenses. Net insurance expense is the insurance premiums accrued to the insurer, less any profit sharing accrued from the insurer.

     Direct costs for the fiscal years ended March 31, 1995, 1994, and 1993 are reflected net of profit sharing accrued in the amount of $2,676,001, $1,364,089 and $424,905, respectively.

     Direct costs for the fiscal year ended March 31, 1995 were $43,464,547 as compared to $28,986,633 and $28,029,019 for the fiscal years ended March 31, 1994 and 1993, respectively. Direct costs for the three months ended March 31, 1995 were $10,249,724, as compared to $6,516,238 and $5,924,403 for the three months ended March 31, 1994 and 1993, respectively. The increase in direct costs for both the year and the quarter ended March 31, 1995 as compared with the comparable periods for the preceding year is primarily attributable to increased insurance premiums and commissions expense resulting from the volume increase during the year offset by increased profit sharing income. The increase in direct costs for the period ended March 31, 1994 as compared with the same period ended March 31, 1993 is primarily attributable to (i) an increase in insurance premium expense and (ii) a variation in the mix of business as between consumer products and automotive related products, and within automotive products, between the ratio of new VSC's to used VSC's.

SERVICE, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Service, Selling, General and Administrative Expenses expenses for the fiscal year ended March 31, 1995 were $20,716,655, as compared to $14,674,158 and $12,613,574 for the fiscal years ended March 31, 1994 and 1993, respectively. The increase for the fiscal year 1995 as compared to fiscal year 1994 reflects an increase in expenses attributable to increases in sales related costs, payroll and payroll related costs arising from an increase in headcount to meet volume increases, increased levels of commission, and incentive compensation. The increase for the fiscal year 1994 as compared to fiscal year 1993 reflects an increase in expenses related to increasing the market share of the Company's consumer products subsidiary. Service, Selling, General and Administrative expenses as a percentage of net revenues has remained relatively consistent for the three fiscal years.

PROVISION FOR BAD DEBT EXPENSE

     The provision for bad debt expense resulted from the write off of accounts considered uncollectible, including those related to the settlement of litigation during fiscal 1995.

DEPRECIATION AND AMORTIZATION

     As part of an Internal Revenue Service agent review of the Company's prior years tax returns, certain adjustments have been identified, the most significant of which relates to revenues originally recorded as deferred revenues as part of the acquisition in 1989 of Dealer Based Services, Inc, which should not have been included in taxable income during the years subsequent to the acquisition. As a result, a portion of the estimated tax refund in the amount of $1,310,575 that results from the adjustments reflected on the Revenue Agent's Report has been recorded as a reduction of the remaining goodwill that arose as part of this asset acquisition.

EQUITY IN OPERATIONS OF JOINT VENTURE

     The joint venture, Techmark, during fiscal 1995 eliminated a non-profitable portion of its UK operation's business with a major customer. This action is expected to result in reduced revenues, but improved margins. The customer reimbursed the UK operations for certain costs incurred relating to such business which improved Techmark's profitability. Offsetting this are approximately $580,000 of expenses related to the start-up of Techmark operations in Japan.

INCOME TAXES

     The income tax provision for fiscal year 1995 differs from the statutory rate of 35 percent due primarily to the nondeductability, for federal and state tax purposes, of the equity loss of the Company's Techmark joint venture and the impact of state taxes.

NET INCOME

     Net income for the fiscal years ended March 31, 1995, 1994 and 1993 was $2,895,788, $703,591 and $1,061,471, respectively. The increase in net income for the fiscal year 1995 is attributable to the volume increases experienced by the Company, an increase in profit sharing, and a decrease in the losses of the joint venture. The fiscal 1994 decrease over the fiscal year ended March 31, 1993 was primarily attributable to initial start-up losses from the Company's Techmark joint venture and investment in expenses related to increasing market share substantially offset by the tax treatment of intangible assets related to prior acquisitions and increased profit sharing.

                     LIQUIDITY AND CAPITAL RESOURCES

     The primary sources of liquidity during the current year were cash generated by operations and proceeds from the maturity of marketable securities.

     Funds were utilized for (i) working capital requirements, (ii) additional funding of $2,123,440 for the Techmark joint venture including an advance for the funding of the start up of the Japanese operations,
(iii) repayment of short-term borrowings of $333,613 and (iii) purchase of property and equipment in the amount of $1,539,093.

     The significant increase in capital spending this year relates to the Company's decision to upgrade its information systems. This is an ongoing project which the Company anticipates will be completed during fiscal 1996. Additional capital requirements related to this project are expected to be approximately $1,400,000.

     The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve
months.    The Company anticipates that any expansion into other
worldwide markets would be financed from joint venture operations and/or additional investments.

     The Company has a revolving credit agreement with a bank which provides for a maximum aggregate borrowing up to $1,000,000 with interest at the bank's prime rate. As of March 31, 1995, the Company had no outstanding borrowings under this agreement.

     The effect of inflation has not been significant to the Company since its formation.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



                                                                 PAGE NO.

Report of Independent
Accountants.....................................................   19-21

Consolidated Balance Sheet
     As at March 31, 1995 and 1994..............................      22

Consolidated Statement of Operations
     For the Years Ended March 31, 1995, 1994, and 1993.........      23

Consolidated Statement of Common Stockholders' Equity
     For the Years Ended March 31, 1995, 1994, and 1993.........      24

Consolidated Statement of Cash Flows
     For the Years Ended March 31, 1995, 1994, and 1993.........   25-26

Notes to Consolidated Financial Statements......................   27-42

Consolidated Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts
          for the years ended March 31, 1995, 1994 and 1993.....      43

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Warrantech Corporation:


     We have audited the consolidated financial statements and the financial statement schedule of Warrantech Corporation and subsidiaries (the "Company") as of March 31, 1995 and for the year then ended as listed in the accompanying index on page 18. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 1995 financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1995, and the consolidated results of its operations and its cash flows for the year ended March 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule as of and for the year ended March 31, 1995, when considered in relation to the basic 1995 financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.

     As discussed in Note 9 to the consolidated financial statements, the Company is a defendant in certain litigation. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these matters has been made in the accompanying consolidated financial statements.

                                   COOPERS & LYBRAND L.L.P.


Stamford, Connecticut
June 23, 1995

                       INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Warrantech Corporation


     We have audited the accompanying consolidated balance sheet of Warrantech Corporation (the "Company") and subsidiaries as of March 31, 1994, and the related consolidated statements of operations, common stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended
March 31, 1994 as listed in the Index on page 18.
These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 1994 financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1994, and the results of its operations and its cash flows for the year ended March 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the year ended March 31, 1994, when considered in relation to the basic 1994 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 9 to the consolidated financial statements, the Company is a defendant in certain litigation. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these matters has been made in the accompanying financial statements.

           As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109 in 1994.

                                        DELOITTE & TOUCHE LLP
Stamford, Connecticut
June 29, 1994

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Warrantech Corporation


We have audited the accompanying consolidated statements of operations, stockholders' equity, cash flows, and the consolidated financial statement schedules of Warrantech corporation and subsidiaries for the year ended March 31, 1993, as listed in the accompanying index on page
18. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedules referred to above present fairly, in all material respects, the financial position of Warrantech Corporation and subsidiaries as at March 31, 1993, and the results of its consolidated operations and cash flows for the year ended March 31, 1993 in conformity with generally accepted accounting principles.

A Subsidiary of the Company is a defendant in a lawsuit seeking damages and the rescission of the net asset acquisition by the Company. The Company has filed a counterclaim for profit sharing distributions in excess of $1,000,000. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

WEINICK SANDERS & CO. L.L.P.
New York, N.Y.
June 17, 1993

        WARRANTECH CORPORATION AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEET

                          AS S E T S

                                                         March 31,

                                                 1995                    1994
Current Assets:
Cash and cash equivalents                    $ 3,039,361              $ 5,024,282
Cash - certificates of deposits                    -                       27,000
Investment in marketable securities              472,344                  500,000
Accounts receivable, net                      12,705,664                7,960,690
Other receivables                              8,599,198                5,208,110
Prepaid expenses, prepaid income taxes
   and other current assets                    1,065,062                1,622,105
                                             ___________              ___________
   Total Current Assets                       25,881,629               20,342,187
                                             ___________              ___________
Property and Equipment - Net                   2,865,910                2,179,525
                                             ___________              ___________
Other Assets:
Excess of cost over fair value of
    assets acquired - net of accumulated
    amortization of $2,723,429 and
    $2,321,614, respectively                   3,850,724                5,563,114
Investment in and advances to
    joint venture                              2,880,921                1,000,215
Deferred income taxes                          1,029,083                  732,482
Investments in marketable securities           2,671,507                2,133,000
Certificates of deposit and cash trust fund -
    restricted                                   500,000                  657,602
Split dollar life insurance policies             698,338                  595,788
Receivable from insurance company - long term    505,606                     -
Notes receivable - long-term                     290,125                  290,725
Insurance escrow fund - administrative costs     199,389                  199,389
Other assets                                     485,314                  134,545
                                             ___________               __________
          Total Other Assets                  13,111,007               11,306,860
                                             ___________               __________
          Total Assets                       $41,858,546              $33,828,572
                                             ===========              ===========

   See accompanying notes to consolidated
            financial statements.


    WARRANTECH CORPORATION AND
           SUBSIDIARIES
    CONSOLIDATED BALANCE SHEET

                             LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                                                                            March 31,

                                                                     1995                  1994
Current Liabilities:
Current maturities of long-term debt and capital lease
     obligations                                               $    205,200           $    355,585
Insurance premiums payable                                        9,230,377              7,113,274
Income taxes payable                                              1,010,878                -
Accounts and commissions payable                                  2,641,843              2,298,770
Accrued expenses and other current liabilities                    1,725,348                805,978
                                                               ____________           ____________
   Total Current Liabilities                                     14,813,646             10,573,607
                                                               ____________           ____________
Deferred Revenues                                                 2,470,449              1,770,705
                                                               ____________           ____________
Long-Term Debt and Capital Lease Obligations                        293,648                476,875
                                                               ____________           ____________
Deferred Rent Payable                                               440,245                363,449
                                                               ____________           ____________
Commitments and Contingencies (See Notes)

Convertible Exchangeable
   Preferred Stock - $.0007 par value
   Authorized, issued and outstanding - 3,234,697 shares
   (Redemption value - $6,430,000)                                6,396,795               6,343,614
                                                               ____________           _____________
Preferred Stock - $.0007 par value
   Authorized - 11,765,303 shares
   Issued and outstanding - none                                     -                         -
Common Stockholders' Equity:
   Common stock - $.007 par value
   Authorized - 15,000,000 shares
   Issued and outstanding - 13,045,302 shares
   at March 31, 1995 and 12,965,302
   shares at March 31, 1994                                          89,117                  88,557
   Additional paid in capital                                    12,097,507              11,752,754
   Net unrealized loss on investments, net of income taxes
   of $27,089                                                       (42,370)                  -
   Retained earnings                                              5,472,039               2,629,431
                                                               ____________           _____________
                                                                 17,616,293              14,470,742
   Less:  Deferred compensation                                     (23,438)                (21,328)
   Treasury stock - at cost, 41,000  shares
   at March 31, 1995 and 41,000 shares at
   March 31, 1994                                                  (149,092)               (149,092)
                                                               ____________           _____________
   Total Common Stockholders' Equity                             17,443,763              14,300,322
                                                               ____________           _____________
   Total Liabilities and Common Stockholders' Equity           $ 41,858,546           $  33,828,572
                                                               ============           =============

          See accompanying notes to consolidated financial statements.

                WARRANTECH CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS


                                                                               For the Years Ended March 31,

                                                        1995                1994                   1993

Gross revenues                                     $71,239,070            $46,970,763            $ 43,841,017
Net (increase) decrease in deferred revenue           (699,745)              (316,290)                314,931
                                                   ___________            ___________            ____________
Net revenue                                         70,539,325             46,654,473              44,155,948
Costs and expenses:
   Direct costs                                     43,464,547             28,986,633              28,029,019
   Service, selling, and general and
   administrative                                   20,716,655             14,674,158              12,613,574
   Provision for bad debt expense                      427,483                 10,955                 303,436
   Depreciation and amortization                     1,259,604              1,503,866               1,293,021
                                                   ___________            ___________            ____________
Total costs and expenses                            65,868,289             45,175,612              42,239,050
                                                   ___________            ___________            ____________
Income from operations                               4,671,036              1,478,861               1,916,898
                                                   ___________            ___________            ____________
Equity in operations of joint venture                 (298,272)              (538,385)                  -
Other income                                           431,560                 62,771                 207,375
                                                   ___________            ___________            ____________
Income before provision for income taxes             4,804,324              1,003,247               2,124,273
Provision for income taxes                           1,908,536                299,656               1,062,802
                                                   ___________            ____________           ____________
Net Income                                          $2,895,788            $   703,591            $  1,061,471
                                                   ===========            ===========            ============

Earnings per share:

Primary:
     Net income                                       $0.19                 $0.05                     $0.08
                                                   ===========            ===========            ============

Fully Diluted:
     Net income                                       $0.17                 $0.04                       -
                                                   ===========            ===========            ============

Weighted average number of shares outstanding:
     Primary                                        15,588,145             14,569,479              12,871,718
                                                   ===========            ===========            ============
     Fully Diluted                                  16,898,351             16,748,075                   -
                                                   ===========            ===========            ============

       See accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY

                                                Net                                                                Total
                                  Additional    Unrealized                                                         Common
                 Common Stock     Paid-In       Loss on       Retained     Deferred        Treasury Stock          Stockholders
            Shares     Par Value  Capital       Investments   Earnings     Compensation  Shares      Amount        Equity
Balance
at April 1,
1992         12,834,502  $  87,642  $11,471,399                $  864,369   $(94,453)      (46,000)    $(167,274)   $12,161,683

Issuance of
common
stock through
exercise of
common stock
warrants
and options      55,000        388       95,524                                                                          95,912

Issuance of
common stock     26,800        188       71,495                                                                          71,683

Amortization of
deferred compen-
sation                                                                          36,562                                   36,562
Net income                                                     1,061,471                                              1,061,471
              _________     _____      _______    _______     __________   _________         _______     ________   ___________
Balance at
March 31,
1993         12,916,802    88,218   11,638,418                 1,925,840     (57,891)        (46,000)   (167,274)    13,427,311
Issuance of
common
stock through
exercise of
common stock
options          40,500        283       87,454                                                                          87,737

Issuance of common
stock             8,000         56       22,564                                                                          22,620

Issuance of
treasury
stock                                     4,318                                                 5,000     18,182         22,500

Amortization of
deferred compen-
sation                                                                         36,563                                    36,563

Net income                                                      703,591                                                 703,591
              __________    ______  __________    ____        _________      ________        ________  _________     __________
Balance at
March 31,
1994          12,965,302    88,557  11,752,754                2,629,431      (21,328)        (41,000)  (149,092)    14,300,322

Issuance of
common stock
through
exercise of
common stock
options           75,000       525      321,350                                                                         321,875

Issuance of
common stock       5,000        35       23,403                               (23,438)

Net unrealized
loss on
investments                                       (42,370)                                                            (42,370)

Amortization of
deferred compen-
sation                                                                        21,328                                    21,328

Imputed interest
on preferred stock                                                (53,180)                                            (53,180)

Net income                                                       2,895,788                                           2,895,788
                  __________  _______   ___________ _________     _________   _________  ________     __________    ___________
Balance at
March 31,
1995              13,045,302  $89,117   $12,097,507 $(42,370)    $ 5,472,039  $(23,438)  (41,000)     $(149,092)    $17,443,763
                  ==========  =======   =========== =========    ===========  =========  ========     =========     ===========

           See accompanying notes to consolidated financial statements

                   .WARRANTECH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                         For the Years Ended March 31,

                                                          1995                  1994                 1993
Cash flows from operating activities:
  Net income                                       $2,895,788            $   703,591          $ 1,061,471
                                                   __________            ___________          ___________
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
     Depreciation and amortization                 1,259,604               1,503,866            1,293,021
     Deferred income taxes                          (296,601)               (688,387)             (44,095)
     Increase (decrease) in deferred
      rent payable                                    76,796                  65,674             ( 96,402)
     Loss from equity joint venture                  298,272                 538,385                -
     Elimination of intercompany profits
      with joint venture                             (28,038)                176,400                -
     Other                                           116,150                   57,301             303,436
(Decrease) increase in cash flows as a result of
  changes in asset and liability balances:
    Accounts receivable                           (4,744,974)             (1,267,393)            (524,288)
    Other receivables                             (3,391,088)             (3,802,436)             571,162
    Prepaid expenses, prepaid income taxes and
     other current assets                            557,043                (530,854)            (409,074)
    Insurance escrow fund - administrative costs        -                    (18,566)            (165,612)
    Split dollar life insurance policies            (102,550)               (142,779)             (93,191)
    Other assets                                     423,100                 (48,995)              (7,656)
    Insurance premiums payable                     2,117,103               2,249,239           (1,626,941)
    Income taxes payable                           1,010,878                (459,681)            (367,373)
    Accounts and commissions payable                 343,073                 104,112             (404,902)
    Accrued expenses and other current
      liabilities                                    919,370                 154,356             (104,710)
    Deferred revenues                                699,744                 316,291             (317,773)
                                                  __________              __________           ___________
        Total adjustments                           (742,118)             (1,793,467)          (1,994,398)
                                                  __________              __________           ___________
Net cash provided by (used in) operating
    activities                                     2,153,670              (1,089,876)            (932,927)

Cash flows from investing activities:
    Proceeds from sale of property and equipment      23,396                  24,000               74,300
    Purchase of property and equipment            (1,539,093)               (449,720)            (382,568)
    Proceeds from sale of certificates of
      deposit                                         27,000                  71,707              333,191
    Purchase of investments in marketable
      securities                                  (1,038,543)             (1,800,000)          (1,250,000)
    Certificates of deposit and cash trust
      fund - restricted                              157,602                (330,602)              -
    Proceeds from sales, redemptions and
      maturities of marketable securities            500,000                    -               2,275,000
    Investment in and advances to joint venture   (2,123,440)             (1,715,000)              -
    Increase in other receivable                       -                                           30,750
                                                  __________              __________            _________
Net cash (used in) provided by investing
    activities                                    (3,993,078)             (4,199,615)           1,080,673
                                                  __________              __________            _________

                    WARRANTECH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)


                                               For the years Ended March 31,


                                                       1995                1994              1993
Cash flows from financing activities:
   Decrease in notes receivable                    $         600       $      34,394      $      1,852
   Proceeds from exercise of common
     stock options                                       187,500              87,737           167,595
   Proceeds from the sale of preferred stock,
     net of underwriting costs                             -               6,343,614             -
   Loan payable - officer                                  -                (118,383)          118,383
   Proceeds from borrowings                                -               1,500,000             -
   Repayments of borrowings                            (333,613)          (1,846,458)         (275,083)
                                                  _____________         ____________          ________
Net cash (used in) provided by financing
   activities                                          (145,513)           6,000,904            12,747
                                                  _____________         ____________          ________
Net (decrease) increase in cash and cash
   equivalents                                     (  1,984,921)             711,413           160,493
Cash and cash equivalents at beginning of year        5,024,282            4,312,869         4,152,376
                                                  _____________         ____________      ____________
Cash and cash equivalents at end of year           $  3,039,361          $ 5,024,282      $  4,312,869
                                                  =============         ===========       ============

Supplemental Cash Flows Information:
Cash payments for:
   Interest                                        $     74,815        $    137,702       $    150,156
                                                  =============        ============       ============
   Income taxes                                    $  1,071,363         $ 1,506,739       $    693,395
                                                  =============        ============       ============
Non-Cash Investing Activities:

Property and equipment financed through
  capital leases                                 $       -            $        -         $    907,778
                                                 ==============        ============       ============

    See accompanying notes to consolidated financial statements

WARRANTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Warrantech Corporation and its wholly-owned subsidiaries (the "Company"), as well as the accounts of subsidiaries owned directly or indirectly more than 50 percent. All intercompany accounts and transactions have been eliminated in consolidation.

     Amounts representing the Company's percentage interest in the underlying net assets of less than majority-owned companies, in which a significant equity ownership interest is held, are included in "investment and advances." The Company's share of the net income (loss) of these companies is included in the Consolidated Statement of Operations caption "Equity in operations of joint venture."

     REVENUE RECOGNITION POLICY - The Company's revenue recognition policy is based on the proportional performance method which recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in an amount sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred.

     DIRECT COSTS - Direct costs are those costs directly related to the production and acquisition of service contracts. Those costs are net insurance and commission expenses. Net insurance expense is the insurance premiums accrued to the insurer, less any profit sharing accrued and/or received from the insurer.

     INVESTMENTS IN MARKETABLE SECURITIES - Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 (SFAS 115) "Accounting for Certain Investments in Debt and Equity Securities". The Company determined that all of its investments were "available for sale" securities and as such the Company adjusted the carrying value of marketable securities to market value with the related unrealized appreciation or depreciation reflected as an adjustment to stockholders' equity, net of the related deferred income taxes.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using a straight-line method over the estimated useful lives of the assets ranging from 3 to 10 years.

     EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED - The excess of cost over fair value of the assets acquired is a result of the purchase of Dealer Based Services, Inc., and is being amortized on a straight-line basis over fifteen years. As a result of an Internal Revenue Service agent review of prior years' tax returns, certain adjustments have been identified, the most significant of which relates to revenues originally recorded as deferred revenues as part of the acquisition of which should not have been included in taxable income during the years subsequent to the acquisition. As a result, an estimated tax refund in the amount of $1,669,911 that results from the adjustments reflected on the Revenue Agent's Report has been recorded as a reduction of the remaining goodwill that arose as part of this asset acquisition. Amortization expense charged to operations for the years ended March 31, 1995, 1994 and 1993 amounted to $401,815, $525,648 and $525,648, respectively.

     PROFIT SHARING ARRANGEMENT - Pursuant to agreements with its insurers, the Company is eligible to share a portion of the insurers profits on the Company's service contract programs. The amounts to be received, if any, will be determined by loss experience, by the type of program and by policy year. The amounts recorded are based on earnings formulas included in the agreements with the insurers. These formulas reflect the earnings patterns utilized by the insurers. Any adjustments to these earnings will be reflected in income, when known.

     For the fiscal years ended March 31, 1995, 1994 and 1993 the Company accrued for profit sharing in the amounts of $2,676,001, $1,364,089, and $424,905, respectively. Such amounts are included in the financial statements as a reduction of "Direct Costs".

     The accrued profit sharing due the Company as of March 31, 1995 and 1994 is $4,467,104, and $1,788,994, respectively and such amounts are included in other receivables and receivable from insurance companies long-term in the financial statements.

     DEFERRED COMPENSATION - In 1989, certain operating officers were issued restricted shares of the Company's common stock as part of their compensation under their employment agreements. Such compensation was charged to operations over five years, the term of the employment agreements. In addition, in 1995 certain employees were issued restricted shares of the Company's common stock as compensation. Such compensation is amortized over the restriction period which is generally two years.

     EARNINGS PER SHARE - Earnings per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented includes cash on deposit and highly liquid debt instruments purchased with a maturity of three months or less.

     INCOME TAXES - Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" which requires recognition of deferred tax assets or liabilities for the estimated future effects of temporary differences between the financial reporting and tax basis of assets and liabilities using presently enacted tax rates. The principal book/tax differences are related to unrealized gains and losses on investments and deferred revenues.

     FOREIGN CURRENCY TRANSLATION -Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". The functional currency for Techmark Services, Ltd., the Company's United Kingdom Joint Venture is the British
     pound.   The translation from the British pound to U.S.
     dollars for the Company's share of earnings is performed using average exchange rates.

     RECLASSIFICATION - Certain prior years amounts have been reclassified to conform with the current year's presentation.



2.   CERTIFICATES OF DEPOSIT AND CASH TRUST FUND - RESTRICTED

     At March 31, 1995, $500,000 is on deposit with a Florida regulatory agency to comply with its state insurance laws.
     These funds are classified as noncurrent.

    3.    INVESTMENTS IN MARKETABLE SECURITIES



        At March 31, 1995, investments in marketable securities are comprised of the following:


                           Amortized              Gross Unrealized           Aggregate Fair            Carrying Amount
                            Cost               Gains          (Losses)           Value          Short Term            Long Term


Corporate Bonds         $       336,325   $     962            $   (606)       $   336,681       $  272,344           $   64,337
Municipal Bonds               2,676,985         221             (70,036)         2,607,170             -               2,607,170
Callable Preferred
  Stock                         200,000         -                 -                200,000           200,000              -
                        _______________   _________            _________       ___________       ___________          __________
Total Investments
  in Marketable
  Securities            $     3,213,310   $   1,183            $(70,642)       $ 3,143,851     $     472,344          $2,671,507
                        ===============   =========            =========       ===========     =============          ==========



        At March 31, 1994, investments in marketable securities are comprised of the following:


                              Amortized             Gross Unrealized           Aggregate Fair            Carrying Amount
                            Cost              Gains          (Losses)            Value          Short Term         Long Term

Corporate Bonds         $  333,000        $   16,394        $   -             $  349,394        $     -           $   333,000
Municipal Bonds          2,300,000            41,878          (27,121)         2,314,757           500,000          1,800,000
Callable Preferred
  Stock                        -                 -                 -                 -                 -                 -
                        __________        __________        __________        __________        __________        ___________
Total Investments
  in Marketable
  Securities            $2,633,000        $   58,272        $ (27,121)        $2,664,151     $     500,000    $    2,133,000
                        ==========        ==========        ==========        ==========     =============    ==============



        The amortized cost and estimated market value of marketable securities, by contractual maturity date, are listed below. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations with or without penalties.




                                             Amortized Cost          Aggregate
                                                                     Fair Value
Investments available for sale:
Due in one year or less                    $       471,382      $       472,344
Due after one year through five years            2,047,514            1,981,982
Due after five years through ten years             694,414              689,525
Due after ten years                                  -                     -
                                           _______________      _______________
                                           $     3,213,310      $     3,143,851
                                           ===============      ===============



        All of the above investments are considered "available for sale".
The resultant differences between the cost and fair value, net of taxes, have been reflected as components on Stockholders' Equity.

4.   PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                                MARCH 31,
                                                         1995           1994
Automobiles                                       $     16,901    $      16,901
Equipment, furniture and fixtures                    4,725,444        3,281,152
Leasehold improvements                                 300,272          244,959
                                                  ____________    _____________
                                                     5,042,617        3,543,012
Less:  Accumulated depreciation
  and amortization                                   2,639,234        2,131,038
                                                  ____________    _____________
                                                     2,403,383        1,411,974
                                                  ____________    _____________
Assets under capital leases:
  Cost                                               1,657,220        1,786,400
  Less:  Accumulated amortization                    1,194,693        1,018,849
                                                  ____________    _____________
                                                       462,527          767,551
                                                  ____________    _____________
                                                   $ 2,865,910    $   2,179,525
                                                  ============    =============

      Amortization of assets under capital leases for the years ended March 31, 1995, 1994 and 1993 was $289,765,
      $357,370, and $171,752, respectively. Depreciation on property and equipment other than under capital leases for the years ended March 31, 1995, 1994 and 1993 was $515,596, $584,285, and $559,059, respectively.

5.   INSURANCE ESCROW FUNDS - ADMINISTRATIVE COSTS

     At March 31, 1995 and 1994, the Company's insurance carriers are holding $199,389, in escrow accounts to reserve for future administrative costs in the event the Company is not able to administer the claims on outstanding contracts. Such amounts are returnable to the Company if and when the insurance agreements are terminated or as the contracts expire.

6.   SPLIT DOLLAR LIFE INSURANCE POLICIES

     As of March 31, 1995 and 1994, the Company made payments from inception to date totaling $698,338 and $595,788, respectively, on split dollar insurance policies on the lives of five officers of the Company, which are included in other non-current assets. The Company will receive a refund of all split-dollar premiums advanced and has a security interest in any proceeds of the policies up to the amount of premiums paid and interest earned thereon.

    7.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consists of the following:

                                                         March 31,
                                                          1995             1994
Capital lease obligations - for property and
   equipment  payable monthly with interest
   rates ranging from 8.6% to 11.3% through 1999     $490,343           $819,892
Installment note - collateralized by equipment
   with an undepreciated cost of $5,164 payable
   in equal monthly installments of $393
   including interest at 5.44% through
   February, 1997.                                      8,505             12,568
                                                     ________           ________
                                                      498,848            832,460
Less: Current maturities                              205,200            355,585
                                                     ________           ________
Long-term portion                                    $293,648           $476,875
                                                     ========           ========

      The aggregate amounts of maturities at March 31, 1995 were as follows:


Fiscal Year                            Long-Term         Minimum Future Lease
                                         Debt                  Payments
1996                             $         4,315        $            240,676
1997                                       4,190                     186,791
1998                                         -                       127,127
1999                                         -                         3,884
2000                                         -                          -
                                 _______________       _____________________
                                           8,505                     558,478
Less amount representing
   interest                                  -                        68,135
                                 _______________       _____________________
                                 $         8,505       $             490,343
                                 ===============       =====================

    8.        INCOME TAXES

     In accordance with SFAS 109, deferred income tax
     assets and liabilities reflect the impact    of
     temporary differences between values recorded as assets and liabilities for financial reporting purposes and values utilized for remeasurement in accordance with tax laws.

     A reconciliation of the effective income tax rate used to compute the income tax provision for the three years ended March 31, 1995, 1994 and 1993 to the rate and amount computed using the federal statutory rate on ordinary income before income taxes is as follows:

                                                                   MARCH 31,
                                   1995                           1994                       1993
Federal statutory rate   $  1,681,513       35.0%       $  351,000      35.0 %        $   722,000      34.0%
State and local income
  taxes net of federal
  tax benefit including
  1993 state tax accrual
  for audit matters           101,141        2.1            70,000      6.9               133,000       6.2
Amortization of excess
  cost over net assets
  acquired                     90,648        1.9              -          -                178,000       8.4
Other                        (69,161)       (1.5)            2,656      0.2                29,802       1.4
Benefit for recognition
  of tax deductibility of
  prior years' amortization of
  acquired customer list         -            -           (312,000)   (31.0)                   -         -
Loss of foreign joint
  venture                    104,395         2.2           188,000     18.7                    -         -
                         ___________       _____        __________    _____              ___________   ____
Provision for income
  taxes                 $  1,908,536       39.7%        $  299,656     29.8 %            $ 1,062,802   50.0%
                        ============       =====        ==========     ======            ===========   =====


The components of tax expense are as follows:

      FOR THE YEAR ENDED 3/31/95:

                     CURRENT          DEFERRED         PROVISION

      Federal   $    2,076,907     $   (242,100)     $   1,834,807
      State            101,141          (27,412)            73,729
                ______________     _____________     _____________
      Total     $    2,178,048     $   (269,512)     $   1,908,536
                ==============     =============     =============

     FOR THE YEAR ENDED 3/31/94:

                     CURRENT          DEFERRED         PROVISION

      Federal   $     527,656      $   (294,000)     $    233,656
      State            99,000           (33,000)           66,000
                _____________      _____________     ____________
      Total     $     626,656      $   (327,000)     $    299,656
                =============      =============     ============

     FOR THE YEAR ENDED 3/31/93:

                     CURRENT         DEFERRED          PROVISION

      Federal   $     906,523            --          $   906,523
      State           156,279            --              156,279
                _____________      _____________     ___________
      Total     $    1,062,802           --          $ 1,062,802
                ==============     =============     ===========



  The components of the net deferred assets are as follows:

                                                        MARCH 31,
                                                1995               1994
Deferred Tax Assets:
   Deferred revenue                        $    963,475      $     690,400
   Amortization of intangible asset               -                590,000
   Deferred rent                                171,696            142,600
   Unrealized loss on securities                 27,089               -
   Other                                         55,283             86,654
                                          _____________      _____________
                                              1,217,543          1,509,654
   Valuation allowance                            -               (590,000)
                                          _____________      _____________
         Total assets                         1,217,543            919,654
                                          _____________      _____________
Deferred Tax Liabilities
   Excess of tax over book depreciation         102,659             58,172
   Installment sales                             85,801            129,000
                                          _____________      _____________
         Total liabilities                      188,460            187,172
                                          _____________      _____________
   Net deferred tax assets                $   1,029,083      $     732,482
                                          =============      =============

      Management believes that it is more likely than not that the defered tax assets will be realized and therefore no valuation allowance is considered necessary. The valuation allowance established at March 31, 1994 was for the amortization of intangibles which the

      Company believed at the time may not have been recoverable. Based upon a Revenue Agent Review of prior years' tax returns, the Company no longer believes that a valuation allowance is necessary.

      As discussed in Note 1, the Company adopted SFAS No. 109,
      "Accounting for Income Taxes" during the fiscal year ended
      March 31, 1994. This adoption did not have a material impact on the Company's financial position or results of operations.


9.   COMMITMENTS AND CONTINGENCIES

     OPERATING LEASE COMMITMENTS - The Company leases office and warehouse space under noncancellable operating leases.
     These leases include scheduled rent increases over their respective terms. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense charged to operations for the years ended March 31, 1995, 1994 and 1993 was $894,121, $730,917, and $501,496,
     respectively.

     Future minimum lease commitments as at March 31, 1995 are as follows:

        1996                                    $  817,588
        1997                                       771,205
        1998                                       799,623
        1999                                       789,492
        2000                                       450,933
        Thereafter through 2004                  1,676,011
                                                __________
                                                $5,304,852
                                                ==========

      EMPLOYMENT CONTRACTS - The Company entered into employment agreements with its officers and certain key employees which will provide for aggregate annual salaries of approximately $1,203,416.
      Certain agreements call for (i) annual increases
      (ii) cost of living increases, and (iii) additional compensation, but only if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and or Company common stock.

      BONUS INCENTIVE PLAN - The Company has a Bonus
      Incentive Plan designed to reward key management personnel with bonuses based on the Company's net pre-tax operating income. There were bonuses of $1,145,740, $46,669, and $236,092 under the Bonus
      Incentive Plan for the years ended March 31, 1995, 1994 and 1993, respectively.

      BANK LINE OF CREDIT - The Company has a revolving credit agreement with a bank which provides for a maximum aggregate borrowing up to $1,000,000 with interest at the bank's prime rate. As of March 31, 1995 the Company had no outstanding borrowings under this agreement.

      LETTERS OF CREDIT - At March 31, 1995, the
      Company was contingently liable for letters of credit which are as follows:

      (i) Standby letter of credit in the amount of $42,623 issued to the landlord in lieu of a rent security deposit.

      (ii) Standby letter of credit in the amount of $16,339 issued to a lessor on certain equipment leased. The Company has pledged funds in a certificate of deposit as collateral for the letter of credit.


     LITIGATION -

      (i) In December 1993, a lawsuit was filed by a former officer and director of the Company against the Company and one of its subsidiaries in a Texas Court. This individual has alleged in the action that the Company wrongfully terminated an employment agreement between him and one of the Company's subsidiaries, and that it engaged in tortuous interference and fraud. The individual has requested damages in excess of $5 million. The employment agreement in question provides for arbitration in the State of Connecticut in the event of a dispute. The Company requested the Texas court to enforce this provision and require its former employee to submit his claim to arbitration in Connecticut. The Texas Court ruled, in an Order dated June
          14, 1994, that this action should be abated and that the claims in the action should be submitted to arbitration in Connecticut pursuant to the arbitration agreement between the parties. On May 31, 1995, the Texas trial court dismissed the case pending in the District Court for want of prosecution, but the arbitration proceeding in Connecticut is still pending.

      (ii) In 1989, a lawsuit was filed in an Illinois court against a subsidiary of the Company by a former agent alleging breach of contract. While the complaint does not specify the dollar amount of its alleged damages, the plaintiff has retained an expert witness who estimates the plaintiff's damages in excess of $10 Million. The Company has retained its own economic expert who will directly refute the magnitude of the plaintiff's damages. The company intends to vigorously defend this lawsuit. No trial date has been set and discovery is continuing.

      (iii) The Company is a defendant is several actions/lawsuits regarding vehicle service claims, unpaid commissions and the alleged rights to intangible information. The management of the Company is of the opinion that these lawsuits are without merit. Counsel for the Company stated they cannot render an opinion on their outcome. In the opinion of management the outcome of these actions/lawsuits will not have a material effect on the financial condition of the Company. In one of the actions/lawsuits the plaintiff has offered to settle the litigation for approximately $1,800,000, which the Company has rejected.

10.  CAPITAL STOCK

     STOCK OPTIONS AND STOCK OPTION PLAN - Under the Employee Incentive Stock Option Plan (the "Plan"), there are 300,000 shares of the Company's common stock reserved for issuance to employees (including officers). The options are to be granted at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option by the Company's Board of Directors. The
     Plan will terminate in November 1998 unless sooner terminated by the Board of Directors.

     On April 16, 1992 the Company's Board of Directors and subsequently on October 22, 1992 the shareholders of the Company at the annual meeting voted to approve stock options to three directors (two of whom are officers and one is a former officer of the Company). The stock options entitle the three Directors to purchase an aggregate of 3,000,000 shares of the Company's common stock at an exercise price of $2.6875 per share; the market price at the date of grant.

     The term of the options is five (5) years from the date on which they become exercisable or thirty days after termination of employment, whichever occurs earlier. Of the total options granted, fifty percent (50%) may be exercised beginning one year following
     October 22, 1992 in increments of 10% per year for a five-year period. The remaining fifty percent (50%) are exercisable on October 22, 1995.

     Stock options granted during the years ended March 31 are as follows:


                                                           March 31,
                                                1995              1994             1993
Options outstanding at beginning
of year - shares                              3,237,833        3,214,500           256,000
Options granted                                  91,667          121,833         3,074,000
Options canceled                                (21,000)         (58,000)         (100,000)
Options exercised                               (75,000)         (40,500)          (15,500)
                                              _________        _________         _________
Options outstanding
  at end of year                              3,233,500        3,237,833         3,214,500
                                              =========        =========         =========
Exercise price options outstanding            $1.63-$6.38      $1.63-$6.38       $1.63-$6.10
                                              ===========      ===========       ===========
Exercise price of options exercised               $2.50        $1.63-$2.50       $1.63-$2.50
                                              ===========      ===========       ===========

11.  OTHER INCOME

     Other income is comprised of the following:

                                                                      March 31,
                                                   1995                 1994                1993
Interest and dividend income                     $ 519,592             $ 209,301           $ 367,909
Interest expense                                   (88,032)             (146,530)           (160,534)
                                                 __________            __________          __________
                                                  $431,560             $ (62,771)          $ 207,375
                                                 =========             ==========          =========

12.  JOINT VENTURE AGREEMENT

     On July 22, 1993, the Company and American International
     Group, Inc. ("AIG") entered into a joint venture agreement ("Joint Venture Agreement"). Techmark Services, Ltd.
     ("Techmark"), was formed by execution of the Agreement in the United Kingdom among AIG Europe (UK) Limited
     ("AIGE"), a wholly-owned subsidiary of AIG, the Company and Warrantech (UK) Ltd. ("Warrantech UK") a wholly-owned subsidiary of the Company.

     Under the terms of the Joint Venture Agreement, AIGE and Warrantech UK have agreed to purchase 51% and 49%, respectively, of the equity of Techmark for $1,785,000 and $1,715,000, respectively. The Joint Venture Agreement provides Techmark with a right of first-refusal to administer all new insurance programs which are proposed to be underwritten by AIGE, and which will utilize a third-party administrator, subject to certain exception, and provides
     AIGE or its affiliates with a right of first-refusal to issue insurance policies related to programs which are proposed to be marketed or administered by Techmark, subject to certain exceptions. The
     Joint Venture Agreement also contains provisions relating to rights of the parties upon defaults, confidentiality and noncompetition covenants.
     The Company has guaranteed Warrantech UK's obligations under the Joint Venture Agreement.

     In connection with the formation of Techmark, the Company licensed to Techmark certain computer software programs which are integral to Techmark's operations and agreed to provide, at additional cost, certain ongoing maintenance and support services related thereto. Under the terms of such license, the Company has recognized a fee of $660,000 payable in twelve equal quarterly installments commencing December 31, 1993. In addition, the Company is to be reimbursed approximately $513,000 for software conversion costs associated with support services rendered to Techmark along with other costs incurred by the Company on behalf of Techmark. At March 31, 1995, amounts owing of
     $829,042 are reflected in other receivables in the financial statements.

     Following is the summarized financial information for this investment which is accounted for under the equity method:

                                                       March 31,
                                              1995                     1994
Current assets                              $  6,033,375             $  2,059,000
Noncurrent assets                              1,258,347                1,696,000
Current liabilities                            3,045,517                1,586,000
Noncurrent liabilities and equity              4,246,605                2,169,000
Net revenues                                  47,148,168                7,073,000
Net loss                                    $   (608,718)            $ (1,099,000)
                                            ============             ============
Company's equity in net loss                $   (298,272)            $   (538,385)
Company's investment in and advances to
  Joint Venture                                3,300,055                1,715,000
Less:  Elimination of intercompany
  profits                                       (120,862)                (176,400)
                                            ____________             ____________
Investment in and advances to Joint Venture $  2,880,921             $  1,000,215
                                            ============             ============

      The fiscal 1994 summarized information for Techmark includes the results from July 1993 (commencement of operations) through March 31, 1994.

      The fiscal 1995 summarized information for Techmark includes the results of Techmark Services Japan from October 1994 (commencement of operations) through March 31, 1995 which was a loss of approximately $1,200,000.

      The joint venture, Techmark, during fiscal 1995 eliminated a non-profitable portion of its UK operation's business with a major customer. This action is expected to result in reduced revenues, but improved margins.

    13.   REDEEMABLE PREFERRED STOCK

     As part of the Joint Venture Agreement with AIG,
     Warrantech issued in a private placement on October 18, 1993, 3,234,697 shares of Convertible
     Redeemable Exchangeable Preferred Shares (the
     "Preferred Shares"). The Preferred Shares are convertible (a) at any time during the two years commencing on the third anniversary date of issuance and (b) in the event that the Joint
     Venture Agreement is terminated prior to the third anniversary of issuance, at any time during the period commencing on the date of such termination and ending on the fifth anniversary, into an equivalent number of shares of Common Stock.

     In the event that the joint venture is terminated prior to the third anniversary of issuance, AIG has the right to exchange the Preferred Shares at any time prior to the fifth anniversary of the closing date for $6,430,000 principal amount of 8% subordinated notes ("Notes") of the Company with a maturity date which is ten years from the date of issuance of the Notes.

     The holders of the Preferred Shares shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available therefore, dividends as such dividends are paid to holders of shares of Common Stock. The Preferred
     Shares shall have a priority in liquidation over the shares of Common Stock. Each share of Preferred Stock shall have one vote. In addition, the Company shall have no right to redeem the Preferred
     Shares at any time.

     Upon certain events of dilution the conversion price of the Preferred Shares shall be subject to adjustment.

14.  SIGNIFICANT CUSTOMERS

     The Company has one significant customer that accounted for approximately 10%, 11%, and 11% of gross revenues for the years ended March 31, 1995, 1994 and 1993, respectively.

15.  RELATED PARTY TRANSACTIONS

    During the year ended March 31, 1995, the Company recognized net insurance expense of $15,893,173 for insurance coverage provided by AIG for certain service contract programs. At March 31, 1995 the Company had a receivable for accrued profit sharing from AIG of $1,524,920.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following fiscal quarterly financial information for each of the three months ended
     June 30, September 30, December 31, 1994 and 1993 and March 31, 1995 and 1994 is unaudited.
     However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.


                               Quarter Ended              Quarter Ended              Quarter Ended              Quarter Ended
                              JUNE 30,                   SEPTEMBER 30,                DECEMBER 30,                 MARCH 31,
                        1994           1993          1994           1993          1994        1993          1995           1994

Net revenues        $13,939,184  $10,986,639    $17,018,432    $11,940,198    $20,202,935  $12,493,516    $19,378,774   $11,234,120
Income from
    operations          857,090      397,350        611,490        260,741      1,019,879      678,390      2,182,577(1)    142,380
Income (loss)
     before provision
     for income
     taxes              968,155      400,975        834,275       (81,021)      1,271,041      492,216      1,730,853       191,104
Net income (loss)   $   618,813   $  219,932    $   539,652    $ (204,906)    $ 1,032,696  $    79,671    $   704,627   $   608,894
Earnings per
     share:
Primary                  $.04         $.02           $.04         ($.02)         $.07           $.01           $.04         $.04
Fully Diluted            $.04           -            $.03            -           $.06            -             $.04         $.04

     (1) As a result of reviews with its insurers of profit sharing calculations, the Company increased its accrued profit sharing income by approximately $700,000 in the fourth quarter of fiscal 1995.

      WARRANTECH CORPORATION AND
             SUBSIDIARIES

 SCHEDULE II-VALUATION AND QUALIFYING
               ACCOUNTS



              Column                      Column                     Column                     Column                Column
                 A                           B                          C                          D                     E

                                        Balance at                  Additions                 Deductions-           Balance at
             Description                Beginning        Charged to     Charged to Other                            End of
                                        of Year          Costs          Accounts-Describe     Describe              of Year

Year Ended March 31, 1995:
     Allowance for doubtful
     accounts                      $       -            $  427,483      $       -           $  301,368(a)        $   126,115
Year Ended March 31, 1994:
     Allowance for doubtful
     acccounts                            5,000             10,995              -               15,995(a)               -
Year Ended March 31, 1993:
     Allowance for doubtful
     accounts                      $    631,574         $  303,436      $       -           $  930,010(a)        $     5,000


(a)          Amount of write-offs during the year.

       Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


   The  Company's independent public  accountants  for  the
fiscal year  ended  March 31, 1994 were Deloitte &  Touche.
On  August 11, 1994  the Company's  Board of Directors
authorized the dismissal  of Deloitte   &  Touche  as  its
independent accountants. The Board of Directors of the Company and its audit committee participated in and approved the decision to dismiss Deloitte & Touche as independent accountants for the Company.

   The report of Deloitte & Touche on the financial statements of the Company for the fiscal year ended March
31, 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that reference was made to certain litigation and to a change in the Company's accounting for income taxes to conform with Statement of Financial Accounting
Standards No. 109 in fiscal 1994.

   The Company  believes that in connection with its audit
of the fiscal year ended March 31, 1994 and through
August 11, 1994, there were no disagreements with
Deloitte & Touche on any matter of accounting
principles or practices, financial disclosure or
auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche would have caused them to make reference thereto in their
report on the financial statements for the fiscal
year ended March 31, 1994. In discussions with Deloitte & Touche in connection with the preparation of the Form 8-K, announcing their dismissal as independent accountants, Deloitte & Touche informed the Company that there were three issues raised during the course of their audit of
the Company's financial statements for the fiscal
year ended March 31, 1994, which they believe constituted disagreements. All of these issues were, however, resolved to Deloitte & Touche's satisfaction in the presentation of the
financial statements.   The issues raised  by  Deloitte &
Touche were as follows:

   - Profit sharing recognition methodology, whereby Deloitte & Touche evaluated the Company's methodology for the recognition ofprofit sharing which is based on a calculation of profits as determined in accordance with contractual agreements between the Company and certain insurance companies, and concluded that the profit sharing calculation methodology should instead be based on an estimate of ultimate profit, if any, to be earned under the contractual agreements (contractually stipulated maximum allowable losses less actuarial estimate of ultimate losses) multiplied by the ratio of losses paid to date to the actuarial estimate of ultimate losses to be incurred under the contractual agreements.

   - Restriction on auditing scope and procedures, arising out of the Company's reluctance to have Deloitte & Touche perform an actuarial study of its profit sharing calculations, because the Company did not believe that actuarial consultants, unfamiliar with the Company's industry and business, could properly perform such a study, taking into consideration all the factors necessary to make an informed judgment in the time permitted. Nevertheless, the Company acceded to Deloitte & Touche's request to have such study performed and accepted the findings of the study as presented to it by Deloitte & Touche.

   - Capitalization of start- up costs with respect to the Company's joint venture, Techmark Services Ltd., formed in July 1993, whereby the Company inquired as to the appropriateness of the deferral of certain start-up costs of the joint venture. While there were several discussions relating to the accounting for such costs, the determination by Deloitte & Touche that deferral of such costs would be inappropriate was agreed to by the Company and no adjustment ever was proposed, insisted upon or required by the Company.

   - Consolidation of the Company's joint venture, Techmark Services Ltd., whereby the Company requested Deloitte & Touche to consider the appropriateness of consolidating this significant joint venture.
   It should be noted that the Company's interest in such joint venture has from inception and continues to be accounted for by the Company under the equity method of accounting approved by Deloitte & Touche and the Company's request to Deloitte & Touche was a theoretical one, in contemplation of certain proposed changes in ownership of the joint venture that have not occurred.

   Management and Deloitte & Touche discussed these issues
during the course of the audit and the Board of Directors of the
Company was made aware of these discussions   by  management.
Deloitte & Touche informed the audit committee of its position on these issues, and the audit committee determined that all of the issues were resolved to the satisfaction of Deloitte & Touche in the presentation of all matters included in the financial statements as filed in the Company's Form 10-K for the fiscal year ended March 31, 1994.

   Upon filing a report on Form 8-K with the SEC relating to the dismissal of Deloitte & Touche, the Company requested that Deloitte & Touche furnish it with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether or not it agreed with the statements contained therein. A copy of Deloitte & Touche's letter, dated September 30, 1994, is filed as an exhibit to the amendment filed October 4, 1994 to the Company's report on Form 8-K dated August 18, 1994.

          PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Board of Directors is comprised of eight directors elected by the stockholders, to hold office for a one year period.
The  following  persons were directors   of   the  Company  for
fiscal  1995 and are  expected  to continue  to  serve  as such until
the   next   annual  meeting of stockholders called in the year in
which their terms expire and until their respective successors are duly elected and qualified.

                                                                                                      Director
Name                                         Age        Positions with Company                         Since
Joel San Antonio                             42         Chairman of the Board, Chief Executive          1983
                                                        Officer and Director
William Tweed                                55         President and Director                          1983
Jeff J. White                                44         Director                                        1983
William Rueger                               75         Director                                        1987
Michael J. Salpeter, D.M.D.                  43         Director                                        1993
Kurt R. Schwamberger                         48         Director                                        1993
Jo Ann Duarte                                48         Director                                        1993
Lawrence Richenstein                         42         Director                                        1993


      No family relationships exist among any of the Company's executive officers or directors.

      The business experience of each of the Company's directors and nominees for election to the Board of Directors is as follows:

      JOEL SAN ANTONIO, 42, one of the  Company's  founders,   was  a
Director, Chief Executive Officer and President of the Company from incorporation through February 1988. Since February 1988 Mr. San Antonio has been a Director, Chief Executive Officer and Chairman of the Board of Directors and since October 27, 1989, he has also been Chairman and Chief Executive Officer of the Company's principal operating subsidiaries, Warrantech Consumer Product Services, Inc. ("WCPS") and Warrantech Automotive, Inc. In 1975, Mr. San
Antonio founded and, thereafter through August, 1982, served as President of Little Lorraine, Ltd., a company engaged in the manufacturing of women's apparel. Mr. San Antonio is currently a member of the Southwestern Connecticut Area Commerce & Industry Association, the World Forum, the Connecticut Business and Industry Association, the Metropolitan Museum of Art.


      WILLIAM TWEED,  55,  one  of the Company's founders, was  a
Director,  Vice   President and Secretary of the  Company  from
incorporation through February 1988.   Since  February 1988,  Mr.
Tweed  has  been  a  Director  and President.  From July 1976 through
August 1982, he was Vice President of Little Lorraine, Ltd.   Mr.
Tweed served as a Director of Nationwide Extended Warranty Service, Inc. from in or about October 1981 through in or about January 1983.

      JEFF J. WHITE, 44, has been a Director of the Company from its
inception.   Mr.  White  was  Vice President of the Company from its
inception  until June 1988  and Treasurer of the Company  from its
inception until October 1990.   In September 1982, Mr. White assisted
in  the  establishment  of Marchon Eyewear, Inc., an importer of
eyeglass  frames.   He  is a major shareholder  of  Marchon,  and  is
responsible for banking,investment  and  related financial
matters as well as interfacing ith counsel on patent, trademark and general legal matters and formulating and implementing all
internal operations.   From August 1973 through April 1982, Mr. White
served as General Manager and Director of Operations for Avant-Garde Optics, Inc., an importer-distributor of eyeglass frames. His responsibilities for such company were similar to his responsibilities at Marchon.

      WILLIAM  RUEGER, 75,  was  a consultant  to  the  Company  from
1985  to  1987.   Since   November 1987,   Mr.   Rueger  has  been  a
Director of the Company and was Secretary from February 1988 to August 1990. Mr. Rueger was Senior Vice President, Corporate
Planning and Development, of GTE Corporation from 1982 to 1984 and was employed by GTE Corporation, its subsidiary, GTE Products Corp. (as Vice President and General Counsel) and predecessor companies, including Sylvania Electric, from 1950 until his retirement in 1984. Mr. Rueger is an attorney and serves as Village Judge in Old Westbury, New York.

      MICHAEL J. SALPETER, D.M.D., 43, co-founded Fulton  Health
Associates, P.C. ("Fulton Group"), a full scope dental health center, in July 1979. Since July 1979, in addition to establishing multiple centers, Dr. Salpeter has served as the Fulton Group's Principal Partner and has maintained a full-time practice in general dentistry. Dr.Salpeter also serves as a management and marketing officer of Knowlton &
Associates,   a   consulting  firm involved  in  health   policy  and
practice management. Dr. Salpeter also serves as the President and Managing Officer of Lifetyme Care, Inc., a managed care dental program.

      KURT R. SCHWAMBERGER, 48, has been employed with American International Group, Inc. ("AIG") since 1985. Mr. Schwamberger was responsible for the formation and development of the Personal Lines Division of American International Underwriters of which he is the
President.   Mr. Schwamberger is also a Vice President of New
Hampshire   Insurance  Company,  a Director of Landmark Insurance
Company (U.K.) and Chairman of Techmark Services Ltd. Mr. Schwamberger's responsibilities include the worldwide development of Warranty and Vehicle Service Contract Programs for AIG.

      JO ANN DUARTE, 48, has been employed with AIG since June 1972, when she was an Accounting Manager for Domestic Life Companies.
In May 1991, Ms. Duarte was elected Senior Vice President of Domestic Life Companies. She is currently Senior Vice President and Chief Financial Officer of AIG-Cost Containment Division.

      LAWRENCE RICHENSTEIN, 42, has been President and Chairman of the Board of Lonestar Technologies, Ltd., a consumer electronics  company located in Hicksville, New York, since 1985.
In  addition  to  having sales and marketing experience, Mr.
Richenstein is involved in product development.   Mr.  Richenstein is
an attorney admitted to practice in New York who has, in the past, served as a director of two public companies, both of which were involved in the electronics industry.

OTHER EXECUTIVE OFFICERS  AND  KEY EMPLOYEES

      BERNARD J. WHITE, 50, joined Warrantech in February, 1994 as Vice President-Finance, Treasurer and Chief Financial Officer. From 1992 to February 1994, Mr. White was Executive Vice President of Finance and Administration/Chief Financial Officer at ENTEX Information Services, Inc., a reseller of computer hardware, LAN
and   WAN  designs  and  services.  From 1972  to  1992, Mr. White was employed by Smith Corona Corporation  (SCM Corporation  and
Hanson Industries,  Inc. following its acquisition of SCM
Corporation) in various financial capacities, ultimately serving from 1979 as Vice President Finance-Controller, overseeing both domestic and international operations.

      DESIREE KIM CABAN, 30, has been Secretary of the Company
since July 1993 and has been the Executive Assistant to the Chairman and the Office Services Manager for the Company since 1989. She has been employed by the Company since May 1986. Prior thereto, Ms. Caban was a personnel assistant for the St. Paul
Insurance Company's New York regional  office.   Ms.  Caban  is
currently a member of the National Association for Female Executives.

      RONALD  GLIME, 50, has been President of Warrantech
Automotive,  Inc. since  October 1992.   Prior thereto he was
Regional Sales Manager for Warrantech  Automotive, Inc. (then known as Warrantech Dealer Based Services, Inc.) from February 1991 through October 1992. From 1983 through February 1991, Mr. Glime was an independent insurance agent for various insurance companies. Prior thereto, from 1978 through 1982, Mr. Glime served in various capacities including President at American Warranty Corp., a company in the warranty administration business. From 1977 through 1978,
Mr. Glime  was  an  agent for Life Investors Insurance Co. of America,
a subsidiary  of  Life Investors,  Inc.   Prior  thereto,
from 1966 until 1977, Mr. Glime was Vice President in charge of the credit life accident and health division of Life Investors Insurance Co. of America.

      RICHARD RODRIGUEZ, 41,  has been  Chief Operating  Officer  of the Company's Euless, Texas facilities  since  February  1992.
He has been with the Company since March 1987  and  has  held   the
positions of National  Service Manager, Vice President of
Operations and Senior Vice President  of Operations for WCPS.
Mr. Rodriguez  served as Secretary of WCPS from August  1991  through
July  1992.   From  December  1986 through March   1987   he   was
Manufacturing/Production   Manager for Crown, Cork  &  Seal.   Mr.
Rodriguez was a service consultant from June 1984 through October 1986 specializing in the areas of warranty administration, quality control and parts warehousing and distribution to manufacturers of consumer electronic products.

      KEVIN RUPKEY, 36, has been President  of Warrantech  Consumer
Product Services, Inc. since April 1994.   Prior thereto,  he  was
Manager, National Accounts for GE Consumer Marketing from June 1990 where he was responsible for sales and marketing of GE's Service Protection Plus Program. From August 1987 until June 1990 Mr. Rupkey was District Sales Manager for GE Appliances. Prior thereto, Mr. Rupkey held various sales and marketing positions with GE since 1980.

      RANDALL SAN ANTONIO, 41, has been Vice President and General Manager of Warrantech Direct, Inc. since May 1994. Prior thereto he was Vice President of Finance of Castle Hill Production Inc. from June 1984. Prior thereto, from May 1983 until June 1984, Mr. San Antonio was the controller of the New York office of Smith Hotel Associates, Inc., a hotel management corporation.

None of the Company's directors or executive officers is a director of any other public company.

INFORMATION CONCERNING MEETINGS OF THE BOARD OF DIRECTORS

      During the fiscal year ended March 31, 1995, the Board of Directors held five meetings. All such meetings were fully attended except three at which Jeffrey S. White was not present and two at which Kurt R. Schwamberger was not present. The Company has an Audit Committee, consisting of Messrs. Rueger and White and Ms. Duarte. Such committee met twice during the 1995 fiscal year. The Company has a Compensation Committee, formed in February 1994, consisting of Messrs. Rueger, Salpeter and White. This committee met once during the last fiscal year.

Item 11.  EXECUTIVE COMPENSATION.

           EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table provides information for the years  ended March
31, 1995, 1994 and 1993, concerning the annual and long-term compensation of the chief executive officer and each executive officer whose total annual salary plus bonuses exceeded $100,000 for the fiscal year ended March 31, 1995.

                                                                                   Long Term Compensation
                                   Annual Compensation                                 Awards
                                                            Other Annual      Restricted      Stock Option   All
Name and Principal       Year    Salary(2)(4)    Bonus      Compensation(2)   Stock           (Shares)       Other
Positions                                                                     Awards          Awards         Compensation

Joel San Antonio         1995     $269,398      $576,957     $7,432               -              -            -
Chairman of the Board    1994      216,580        20,408      7,353               -            1,204,080      -
and  Executive  Chief    1993      188,408       120,454      8,505               -              -            -
Officer

William Tweed            1995      265,721       577,773      7,927               -              -            -
President                1994      212,109        19,592      7,816               -              938,775      -
                         1993      204,601       115,638      8,906               -              -            -

Bernard J. White         1995      115,000        58,683      4,800            $12,760           -            -
Vice President of        1994       11,058          -           800               -            25,000         -
Finance, Chief           1993         -             -            -                -              -            -
Financial Officer

Richard Rodriguez        1995       79,688        55,524     14,793               -            14,000         -
Chief Operating          1994       75,861        12,230     14,793               -              -            -
Officer                  1993       67,023        36,490     14,793               -              -            -

Ronald Glime             1995      129,132(5)      7,868     37,489               -              -            -
President of Warrantech  1994      108,234(5)       -          -                  -              -            -
Automotive, Inc.         1993       43,561          -          -                  -              -            -

(1) Its  1988  Stock Option Plan is its only long-term
incentive plan.
(2) Included in  Other  Annual  Compensation  are auto
    allowances  given  to each officer, life insurance
    premiums  for  Messrs,  San  Antonio,  Tweed,  and
    Rodriguez,  and  living expenses paid Ronald Glime
    in fiscal  1995.
(3) All options reflect  the  1-for-10  reverse  stock
    split of the Company's shares on August 1, 1990.
(4) In 1993, the Company paid (i) Mr. San Antonio  and
    Mr.  Tweed  $11,209 and $23,130, respectively, for
    salary  adjustments  in  1993  and  (ii)  Mr.  San
    Antonio  and   Mr.   Tweed   $4,760  and  $19,583,
    respectively, for salary adjustments accrued in 1989 and 1990.

(5) Consisting of $76,668 in base salary and $52,464 of commissions in fiscal 1995 and $69,058 in base salary and $39,176 of commissions in fiscal 1994.

STOCK OPTIONS

    No stock options  were  granted to any individuals
named in the Summary Compensation  Table during fiscal
1995  except  Ronald  Glime.   Mr. Glime  was  granted
options to purchase 46,667 shares  in  June 1994 at an
exercise  price  of  $4.563  per share.  Such  options
become   exercisable   only  if  certain   performance
criteria  are  achieved.    Such  options  represented
approximately 51% of all options  granted to employees
during fiscal 1995.  The potential realizable value of
such  options  during  the  option  term  is  $86,661,
assuming  a  5% annual rate of stock appreciation  and
$197,728, assuming  stock  price  appreciation  at  an
annual  rate  of  10%.   The Company does not have any
outstanding stock appreciation rights.

OPTIONS EXERCISED AND HOLDINGS

    The following table sets  forth  information  with
respect  to  the  individuals  listed  in  the Summary
Compensation   Table   above,  concerning  unexercised
options held as of the end of the 1995 fiscal year.


                         Shares Acquired     Value              Number of Unexercised Options       Value of Unexercised In-the-
    Name                 on Exercise         Realized              at Fiscal Year-End(#)         Money Options at Fiscal Year-End
                                                                                                                ($)
                                                             Exercisable        Unexercisable      Exercisable        Unexercisable
Joel San Antonio             -                  -             240,816         963,264                $556,887          $2,227,548

William Tweed                -                  -             187,756         751,018                 434,181           1,736,734

Bernard White                -                  -              16,666           8,334                    -               -

Ronald Glime                 -                  -              25,546          77,454                  51,092              29,333

Richard Rodriguez            -                  -              10,250            3,750                   -               -

(1) Based on the closing price of common Stock as reported on the NASDAQ National Market System for March 31, 1995.

EMPLOYMENT AGREEMENTS

   Effective  on  November  7,  1993, the
Company entered into five-year employment
agreements   with  each  of  Messrs.  San
Antonio and Tweed.   Messrs.  San Antonio
and Tweed each devote substantially all of their working time to the affairs of the Company. The agreements provide for annual base salaries initially at a rate of $250,000, with annual increases of 10% together with an adjustment based upon an employment cost index published by the Bureau of Labor Statistics.

   Messrs.  San  Antonio  and  Tweed  are
entitled    under    their     employment
agreements  to  be  reimbursed  for   all
ordinary,    reasonable   and   necessary
expenses  incurred   by   them   in   the
performance of their duties.  The Company
provides   each  such  executive  with  a
comprehensive   medical-dental  insurance
policy as well as disability coverage and
a life insurance-death  benefit policy in
excess of $1,000,000.  In  the event that
one    of    such    executives   becomes
"disabled",  the  Company  will  pay  the
disabled executive's  salary for a period
not to exceed twelve months.  However, it
is    expected    that    the   Company's
obligations will be partially  offset  by
proceeds  from  the  disability insurance
policy, which shall be  the equivalent of
approximately 80% of the salary and which
shall  become payable after  90  days  of
disability.   In  addition,  Messrs.  San
Antonio   and   Tweed   each  receive  an
automobile expense allowance of $500 per month.

   Effective   February  28,  1994,   the
Company   entered   into   an   at   will
employment   agreement  with  Bernard  J.
White,  its  Chief   Financial   Officer.
Pursuant  to  such  agreement,  Mr. White
receives  a  base salary initially  at  a
rate  of $9,583  per  month,  subject  to
review  each  year with a minimum cost of
living adjustment  of  5%  or  an  amount
equal to the increased cost of living for
the   lower   State   of  Connecticut  as
measured   by   the  appropriate   index,
whichever is greater  at the time of each
such  review.  Under the  terms  of  such
agreement,   Mr.  White  receives  annual
bonuses equal to a share of 3% of the net
annual operating  profit  before taxes of
the  Company.     Mr.  White receives  an
automobile  expense allowance  comparable
to  that  provided  the  Company's  other
executive officers  but  in no event less
than  $400 per month.  The  Company  also
provides   Mr.   White   with  comparable
medical/dental    and   other   insurance
coverage to that provided  to  its  other
executive  officers.   The  Company  also
reimburses  all  ordinary, reasonable and
necessary expenses  incurred by Mr. White
in the performance of  his  duties.   Mr.
White is entitled to participate in the profit sharing, bonus, pension and other employee benefit plans that the Company has in effect from time to time.

   Effective October 17, 1992, Warrantech
Automotive, Inc. entered into a five-year
employment  agreement with Ronald  Glime,
its   President.     Pursuant   to   such
agreement,  Mr.  Glime  receives  a  base
salary  of $6,389 per month.   Under  the
terms  of   such   agreement,  Mr.  Glime
receives monthly bonuses  based  upon the
number   of   vehicle  service  contracts
processed by Warrantech  Automotive, Inc.
In  addition,  under such agreement,  Mr.
Glime was granted  options to purchase an
aggregate  of  100,000   shares   of  the
Company's    common   stock   under   its
Incentive Stock Option Plan.

   Effective April  1,  1991, the Company
entered   into  a  five-year   employment
agreement  with  Richard  Rodriguez,  its
Chief Operating  Officer.  Such agreement
provides for a base salary initially at a
rate of $55,650, subject  to  review each
year   with  a  minimum  cost  of  living
adjustment of 5% at the time of each such
review.    Under   the   terms   of  such
agreement, Mr. Rodriguez receives  annual
bonuses equal to a share of 3% of the net
annual  operating profit before taxes  of
the Company.   Mr.  Rodriguez receives an
automobile  expense allowance  comparable
to  that  provided  the  Company's  other
executive officers,  but in no event less
than $400 per month.   The  Company  also
provides  Mr.  Rodriguez  with  comprable
medical/dental    and   other   insurance
coverage to that provided  to  its  other
executive  officers.   The  Company  also
reimburses  all  ordinary, reasonable and
necessary  expenses   incurred   by   Mr.
Rodriguez   in  the  performance  of  his
duties. Mr. Rodriguez is entitled to participate in the profit sharing, bonus, pension and other employee benefit plans that the Company has in effect from time to time.

   The Company's directors  and  officers
receive  no  other  forms of compensation
except    for   officers   who    receive
distributions  under  the Company's Bonus
Incentive Plan and except for directors who are reimbursed for actual expenses incurred by them in connection with the Company's business.

LONG-TERM INCENTIVES

   The    Company   provides   executives
equity-based long-term incentives through its 1988 Employee Incentive Stock Option
Plan, described elsewhere herein, and its Bonus Incentive Plan, which are designed to award key management personnel and other employees of the Company, with bonuses and stock options based on the Company's and the employee's performance.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

   Section   16(a)  of   the   Securities
Exchange Act of  1934  requires  that the
Company's    executive    officers    and
directors  and  persons who own more than
10%  of  a  registered   class   of   the
Company's  equity securities file reports
of ownership  and  changes  in  ownership
with    the   Securities   and   Exchange
Commission (the "Commission").  Officers,
directors    and    greater    than   10%
shareholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the reports, during the fiscal year ended March 31, 1995, all Section 16 filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

NON-MANAGEMENT DIRECTORS' COMPENSATION

   Each non-employee director is entitled
to receive compensation of $1,000 for each meeting attended in person and $250 for each meeting attended by telephone.
During fiscal 1995, the following fees were paid:

          Jeff J. White         $2,750.00
          William Rueger         2,250.00
          Michael J. Salpeter    5,500.00
          Kurt R. Schwamberger   3,000.00
          JoAnn Duarte           6,250.00
          Lawrence Richenstein   3,250.00

   No  directors'  fees  are  payable  to
employees of the Company who serve as directors.

Item 12.SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership Of  Certain Beneficial
Owners Of Management

     The following table  sets  forth  as
information  concerning  shares of Common
Stock,  par  value $.007 per  share,  the
Company's only  voting  securities, owned
beneficially   by   each   of   Company's
Directors and nominees for the Board of Directors, by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company and by the Company's executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER           Amount and Nature of            Percent
                                               BENEFICIAL OWNERSHIP           OF CLASS
Joel San Antonio                           2,933,656 shares(1)                  21.1%
300 Atlantic Street
Stamford, Connecticut 06901
William Tweed                              2,341,231 shares(2)                  17.1%
300 Atlantic Street
Stamford, Connecticut 06901
Jeff J. White                              1,582,148 shares(3)                  11.6%
19 Foxwood Road
Kings Point, New York 11024
William Rueger                                84,100 shares(4)                    .6%
4 Langley Lane
Old Westbury, New York 11568
Michael Salpeter                             292,305 shares(5)                   2.2%
7034 Highfield Drive
Fayetteville, New York 13066
Kurt R. Schwamberger                               0 shares                      0.0%
70 Pine Street
New York, New York 10270
Jo Ann Duarte                                      0 shares                      0.0%
70 Pine Street
New York, New York 10270
Lawrence Richenstein                           4,500 shares                      0.0%
920 South Oyster Bay Road
Hicksville, New York 11801
All Directors and Officers
as a group (12                             7,311,302 shares (1,2,3,4,5,6)       48.0%

__________________
(1)Includes 5,000 shares  held by Mr. San
   Antonio  as  custodian for  two  minor
   children.   Includes   10,800   shares
   owned by Mr. San Antonio's wife as  to
   which    he    disclaims    beneficial
   ownership.   Does  not include  19,800
   shares  owned  by  Mr.  San  Antonio's
   brother  and sister-in-law  and  3,400
   shares owned by his mother as to which
   he disclaims  any beneficial interest.
   Includes  an  aggregate   of   200,000
   shares   held   in   trusts   for  his
   children,  of  which Mr. San Antonio's
   wife is a trustee  as to which Mr. San
   Antonio      disclaims      beneficial
   ownership.    Includes   options    to
   purchase  120,408  shares which became
   exercisable  on  October   22,   1993,
   120,408  which  became  exercisable on
   October   22,  1994  and  options   to
   purchase an  additional 602,040 shares
   granted on October 22, 1992 which will
   become  exercisable   on  October  22,
   1995.  Does not include 120,408 shares
   which  become exercisable  on  October
   22, 1995,  120,408 shares which become
   exercisable  on  October  22, 1996 and
   120,408     shares     which    become
   exercisable on October 22, 1997.

(2)Includes  48,000  shares held  by  Mr.
   Tweed  as  custodian  for  one  child.
   Does  not  include   an  aggregate  of
   12,500  shares  held  by  Mr.  Tweed's
   mother  and  sister.   Includes  1,500
   shares held by Mr. Tweed's  wife,  and
   25,000  held  in trust for the benefit
   of Mr. Tweed's granddaughter, of which
   Mr. Tweed's wife is the trustee, as to
   which  he  disclaims   any  beneficial
   interest.     Includes   options    to
   purchase 93,878  shares  which  became
   exercisable   on   October  22,  1993,
   93,878  which  became  exercisable  on
   October  22,  1994   and   options  to
   purchase an additional 469,387  shares
   granted on October 22, 1992 which will
   become   exercisable  on  October  22,
   1995.  Does  not include 93,878 shares
   which become exercisable  October  22,
   1995,   93,878   shares  which  become
   exercisable on October  22,  1996, and
   93,875 shares which become exercisable
   on October 22, 1997

(3)Does  not  include  an  aggregate   of
   90,000  shares  owned  by  Mr. White's
   parents  and  sister  as  to which  he
   disclaims   any  beneficial  interest.
   Includes options  to  purchase  85,715
   shares  which  became  exercisable  on
   October  22, 1993, 85,715 which became
   exercisable  on  October  22, 1994 and
   options  to  purchase  428,578  shares
   granted on October 22, 1992 which will
   become  exercisable  on  October   22,
   1995.   Does not include 85,713 shares
   which  become exercisable  on  October
   22, 1995,  85,713 shares which  become
   exercisable  on October 22, 1996,  and
   85,713 shares which become exercisable
   on October 22, 1997.

(4)Includes an option to purchase 25,000 shares at $2.50 per share which may be exercised through November 30, 1995.
   All  of  such  options  are  presently
   exercisable. Includes 100 shares owned
   by  Mr.  Rueger's wife as to which  he
   disclaims beneficial ownership.

(5)Includes 7,800  shares  held in an IRA
   in  the  name  of Dr. Salpeter,  7,100
   shares held by Dr.  Salpeter  in trust
   or  as  custodian  for  his daughters,
   Nicole and Whitney, 20,000 shares held
   in a company pension plan of which Dr.
   Salpeter serves as a trustee,  200,000
   shares  held as trustee of trusts  for
   the benefit  of  Jonathan  and Brandon
   San  Antonio.   Includes 2,950  shares
   held  by  Dr. Salpeter's  wife  as  to
   which    he    disclaims    beneficial
   ownership.

(6)Includes options  held  by officers of
   the  Company to purchase an  aggregate
   of 54,462  shares  which are presently
   exercisable.
 .

Item 13.CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS.

   In  March 1994, the Company  formed  a
wholly-owned    subsidiary,    Warrantech
Additive,  Inc.,  to market a proprietary
TEC-12 line of automotive  additives  and
lubricants.   The  Company guarantees the
performance   of  TEC-12   under   a   12
month/12,000   mile    limited   warranty
covering the parts or components  treated
by  the  product.   Warrantech  Additive,
Inc.   has  established  a  program  with
Vehicle    Information    Network,   Inc.
("VIN"), a California based  corporation,
which  provides  a nationwide "electronic
classified network"  for the sale of used
cars between private parties and dealers.
Under the program, VIN  offers the TEC-12
product   line,  including  the   limited
warranty, to vehicle sellers and buyers.

   In April  1994,  Mr. William Tweed and
Mr.  Joel  San Antonio  entered  into  an
agreement with  VIN,  pursuant  to  which
Messrs. Tweed and San Antonio loaned  VIN
an  aggregate  of $250,000 at an interest
rate of 12% per  annum.   The term of the
loan  was  one  hundred fifty  days
from Closing with VIN having an option to
extend  the maturity date until the first
anniversary   of   the   Closing.    Upon
Closing,  Messrs.  Tweed  and San Antonio
received an option to purchase  up  to 2%
of  the  outstanding  common stock of VIN
from  Mark  Brenner and Joel  Hecht,  two
principals of VIN.  The exercise price of
these options  is  $125,000 per 1% of the
outstanding  shares  of   VIN  and  these
options are exercisable for  a  period of
one year from the Closing.  In the  event
VIN  exercises  its  option to extend the
maturity   date,   as  described   above,
Messrs. Tweed and San  Antonio shall have
the  option  to  purchase  from   Messrs.
Brenner  and  Hecht additional shares  of
VIN  common  stock,   totaling   in   the
aggregate five percent (5%) of VIN's issued and outstanding shares of common stock, at a purchase price of $.0025 per share.

     On November 4, 1987, the Company
granted to William Rueger an option to
purchase 100,000 shares of Common Stock
at an exercise price of $2.50 per share
(as adjusted to reflect the 1990 reverse stock split). Mr. Rueger exercised said option with respect to 10,000 shares on February 22, 1989, with respect to an additional 15,000 shares on November 3, 1992, with respect to an additional
25,000 shares on November 18, 1993 and
with respect to an additional 25,000
shares on November 22, 1994.  See
"Compensation of Directors and Executive
Officers".

                 PART IV


Item 14.EXHIBITS, FINANCIAL STATEMENT
SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1. and 2.  Financial Statements
          and Financial Statement
          Schedule:  see accompanying
          Index to Consolidated Financial
          Statements and Schedule, page.
          18

     (b)  Reports on Form 8-K during the
          last quarter:            None.

     (c)  Exhibits

     3(i) -    Certificate of
          Incorporation filed June 22,
          1983.  Incorporated by reference
          to the Company's Registration
          Statement on Form S-18, filed
          on November 23, 1983,
          Registration No. 2-88097-NY.(P)

          Certificate of Amendment of
          Certificate of Incorporation
          filed October 24, 1983.
          Incorporated by reference to
          the Company's Registration
          Statement on Form S-18, filed
          on November 23, 1983,
          Registration No. 2-88097-NY.(P)

          Certificate of Amendment of
          Certificate of Incorporation
          dated June 29, 1987.
          Incorporated by reference to
          the Company's Form 8 Amendment
          to the Company's Annual Report
          on Form 10-K for the fiscal
          year ended March 31, 1987, file
          no. 0-13084.(P)

     (ii) Certificate of Designation
          of the Company with respect to
          the Preferred Stock as filed
          with the Secretary of State of
          Delaware on October 12, 1993.
          (P)

    (iii) By-laws of the Company, as
          amended.  Incorporated by
          reference to the Company's
          Quarterly Report on Form 10-Q
          for the fiscal quarter ended
          September 10, 1988, file no. 0-
          13084.(P)

     10(a)-    Form of Sales Distributor
          Agreement. Incorporated by
          reference to the Company's
          Annual Report on Form 10-K for
          the fiscal year ended March 31,
          1985, file no. 0-13084.(P)

     (b)  -    Form of Service Center
          Agreement.  Incorporated by
          reference to the Company's
          Annual Report on Form 10-K for
          the fiscal year ended March 31,
          1985, file no. 0-13084.(P)

     (c)  -    Form of Dealer Agreement.
          Incorporated by reference to
          the Company's Annual Report on
          Form 10-K for the fiscal year
          ended March 31, 1985, file no.
          0-13084.(P)

     (d)  -    Form of Sales Agent
          Agreement.  Incorporated by
          reference to the Company's
          Registration Statement on Form
          S-1, filed on September 5,
          1986, Registration No. 3-
          8517.(P)

     (e)  -    Asset Purchase Agreement
          dated as of October 4, 1989, by
          and among Dealer Based
          Services, Inc., David
          Robertson, Gary Traylor and the
          Company (excluding
          schedules).(P)

     (f)  -    Bonus Incentive Plan of
          the Company.(P)

     (g)  -    1988 Employee Incentive
          Stock Option Plan of the
          Company.(P)

     (h)  -    Employment Agreement dated
          October 30, 1989,  between
          Warrantech Dealer Based
          Services, Inc, and Gary K.
          Traylor.(P)

     (i)  -    Insurance policy between
          the Company and Houston General
          Insurance Company pertaining to
          service contracts issued by
          Inacom Corporation.
          Incorporated by reference to
          the Company's Report on Form
          10-K for the fiscal year ended
          March 31, 1992, file no. 0-
          13084.(P)

     (j)  -    Insurance policy between
          the Company and Houston General
          Insurance Company pertaining to
          service contracts issued by
          Damark Inc.   Incorporated by
          reference to the Company's
          Report on Form 10-K for the
          fiscal year ended March 31,
          1992, file no. 0-13084.(P)
______________________________________________
*Incorporated by reference to the
    Company's Report on Form 10-K for the
    fiscal year ended March 31, 1990,
    file no. 0-13084.

     (k)  -    Settlement and Runoff
          Agreement between the Company,
          its wholly owned subsidiaries Warrantech
          Dealer Based Services, Inc. and
          Warrantech Consumer Product
          Services, Inc. and American
          Hardware Mutual Insurance
          Company  ("AHM") regarding
          termination of insurance
          coverage by AHM.  (This
          document has been omitted and
          accorded confidential treatment
          by the Securities and Exchange
          Commission pursuant to an Order
          Granting Application Pursuant
          to Rule 24b-2 Under the
          Securities Exchange Act of
          1934, As Amended, Respecting
          Confidential Treatment of
          Exhibits 10(v) and 10(w)
          Contained in Registrant's Form
          10-K for the fiscal year ended
          March 31, 1992, issued by the
          Division of Corporation
          Finance.)(P)

     (l)  -    Securities Purchase
          Agreement dated July 19, 1993
          among the Company, Joel San
          Antonio, William Tweed,  Jeff
          J. White and AIG.(P)

     (m)  -    Joint Venture Agreement
          dated July 26, 1993 among
          Techmark Services Limited, AIG
          Europe (UK) Limited, Warrantech
          (UK) Limited and the
          Company.(P)

     11.  -    Statements re: computation
          of per share earnings.

     21.  -    Subsidiaries of the
          Company.

     27.  -    Financial Data
          Schedule.

     28.  -    Stipulation and Consent
          Order of Illinois.
          Incorporated by reference to
          the Company's Quarterly Report
          on Form 10-Q for the fiscal
          quarter ended December 31,
          1988, file no. 0-13084.(P)

     99(a)-    Petition in Action
          Entitled GULF INSURANCE COMPANY
          VS. DEALER BASED SERVICES,
          INC., ET AL.  Incorporated by
          reference to the Company's Form
          8 Amendment No. 1, dated
          December 28, 1989, to the
          Company's Form 8-K dated
          November 3, 1989, file no. 0-
          13084.(P)

     (b)  -    Original Answer and
          Counterclaim of Dealer Based
          Services, Inc., David
          Robertson, Gary Traylor, and
          Warrantech Dealer Based
          Services, Inc. filed in the
          Action Entitled Gulf Insurance
          Company vs. Dealer Based
          Services, Inc., et al.
          Incorporated by reference to
          Form 8 Amendment No. 2, dated
          December 29, 1989, to the
          Company's Form 8-K dated
          November 3, 1989, file no. 0-
          13084.(P)

          (c)  -    Complaint in Action
          entitled DAVID ROBERTSON V.
          WARRANTECH CORPORATION AND
          WARRANTECH AUTOMOTIVE
          Incorporated by reference to
          the Company's Quarterly Report
          on Form 10-Q for the fiscal
          quarter ended
          December 31, 1993; file no. 0-
          13084.(P)

     (d)  -    Amended Original Petition
          Entitled  GULF INSURANCE CO.
          VS. WARRANTECH DEALER BASED
          SERVICES, INC. ET.AL.
          Incorporated by reference to
          the Company's Quarterly Report
          or Form 10-Q for the fiscal
          quarter ended September 30,
          1994; file No. 0-13084.(P)

               SIGNATURES

Pursuant to the requirements of Section
13 or 15 (d) of the Securities Exchange
Act of 1934, the Registrant has duly
caused this report to be signed on its
behalf by the undersigned thereto duly
authorized.

                                           WARRANTECH CORPORATION

Dated:  JUNE 29, 1995                      By:S/N/S  JOEL SAN ANTONIO
                                              Joel San Antonio
                                              Chairman of The Board and
                                              Principal Executive Officer


Dated:  JUNE 29, 1995                      By:S/N/S  BERNARD J. WHITE
                                              Bernard J. White, Treasurer
                                              and Chief Financial Officer

Pursuant to the requirements of the
Securities Exchange Act of 1934, this
report has been signed below by the
following persons on behalf of the
Registrant and in the capacities and on
the dates indicated.

        SIGNATURE                             TITLE                           DATE
S/N/S  Joel San Antonio               Principal Executive Officer      June 29, 1995
(Joel San Antonio)                    Chairman of the Board
                                      and Director

S/N/S  William Tweed                  President and Director          June 29, 1995
(William Tweed)

S/N/S  Desiree Kim Caban              Secretary                       June 29, 1995
(Desiree Kim Caban)

S/N/S  William Rueger                 Director                        June 29, 1995
(William Rueger)

S/N/S  Jeffrey J. White               Director                        June 29, 1995
(Jeffrey J. White)

S/N/S  Kurt Schwamberger              Director                        June 29, 1995
(Kurt Schwamberger)

S/N/S  Joanne Duarte                  Director                        June 29, 1995
(Joanne Duarte)

S/N/S  Michael Salpeter               Director                        June 29, 1995
(Michael Salpeter)

S/N/S  Lawrence Richenstein           Director                        June 29, 1995
(Lawrence Richenstein)