Form 10-Q
period 1995-06-30
WARRANTECH CORP
filed 1995-08-09
CIK 735571

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  (X)           OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarterly Period Ended     June 30, 1995

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

           Class                             Outstanding at June 30, 1995
Common stock, par value $.007 per share            13,045,302 shares

                WARRANTECH CORPORATION AND SUBSIDIARIES

                             JUNE 30, 1995
                              (Unaudited)


                               I N D E X


                                                                   Page No.
PART I  -  Financial Information:


       Item 1.  Financial Statements:


        Condensed Consolidated Balance Sheet at June 30, 1995
          (Unaudited) and March 31, 1995                                3


        Condensed Consolidated Statement of Operations
           For the Three Months Ended June 30, 1995
           and 1994 (Unaudited)                                         4


        Condensed Consolidated Statement of Cash Flows
           For the Three Months Ended June 30, 1995
           and 1994 (Unaudited)                                         5


        Notes to Condensed Consolidated Financial Statements            6


       Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          8



PART II  - Other Information                                           10

Signatures                                                             11

                  WARRANTECH CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET

                   A S S E T S
                                                 June 30,           March 31,
                                                  1995                1995
                                               (Unaudited)
Current Assets:
  Cash and cash equivalents                   $  2,960,057        $  3,039,361
  Investment in marketable
   securities                                      595,448             472,344
  Accounts and sundry receivable, less
   allowance for doubtful accounts of
   $124,207 and $126,115, respectively          15,554,181          12,705,664
  Other receivables                              8,937,695           8,599,198
  Prepaid expenses and other current
   assets                                        1,842,175           1,065,062
                                                __________          __________
          Total Current Assets                  29,889,556          25,881,629
                                                __________          __________






Property and Equipment - Net                     3,234,773           2,865,910
                                                 _________           _________





Other Assets:
  Deferred income taxes                          1,006,975           1,029,083
  Excess of cost over fair value of assets
   acquired - net of accumulated amortization
   of $2,823,883 and $2,723,429, respectively    3,750,271           3,850,724
  Insurance escrow fund - administrative costs     199,389             199,389
  Certificates of deposit and cash trust
  fund - restricted                                500,000             500,000
  Investments in marketable securities           2,723,005           2,671,507
  Notes receivable - long-term                     333,305             290,125
  Split dollar life insurance policies             708,338             698,338
  Receivable from insurance company- long term     505,606             505,606
  Investment in and advances to joint venture    2,411,515           2,880,921
  Other assets                                     411,261             485,314
                                                __________          __________
          Total Other Assets                    12,549,665          13,111,007
                                                __________          __________

          Total Assets                         $45,673,994         $41,858,546
                                                ==========          ==========

        See accompanying notes to condensed consolidated financial statements.

                  WARRANTECH CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEET


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                                                  June 30,            March 31,
                                                   1995                 1995
                                                (Unaudited)
Current Liabilities:
  Current maturities of long-term debt
   and capital lease obligations               $   909,082         $   205,200
  Income taxes payable                             977,421           1,010,878
  Insurance premiums payable                     9,271,528           9,230,377
  Accounts and commissions payable               4,459,205           2,641,843
  Accrued expenses and other
   current liabilities                           2,184,025           1,725,348
                                                __________          __________
          Total Current Liabilities             17,801,261          14,813,646
                                                __________          __________

Deferred Revenues                                2,630,563           2,470,449
                                                __________          __________

Long-Term Debt and Capital Lease Obligations       291,812             293,648
                                                __________          __________

Deferred Rent Payable                              454,213             440,245
                                                __________          __________

Convertible Exchangeable
  Preferred Stock - $.0007 par value
     Authorized, issued and
      outstanding - 3,234,697 shares
      (Redemption value - $6,430,000)            6,406,213           6,396,795
                                                __________          __________
  Preferred Stock - $.0007 par value
     Authorized - 11,765,303 shares
     Issued and outstanding - none                   -                   -
                                                __________          __________

Common Stockholders' Equity:
  Common stock - $.007 par value
     Authorized 30,000,000 shares
     Issued and outstanding - 13,045,302
     shares, respectively                           89,117              89,117

     Additional paid-in-capital                 12,097,507          12,097,507

  Net unrealized loss on investments,
   net of income taxes of $4,981 and $27,089,
   respectively                                (     7,790)        (    42,370)
  Retained earnings                              6,113,213           5,472,039
                                                __________          __________
                                                18,292,047          17,616,293

  Less:  Deferred compensation                 (    23,438)        (    23,438)
         Treasury stock - at cost 47,000
         shares and 41,000 shares,
         respectively                          (   178,677)        (   149,092)


                                                __________          __________
         Total Common Stockholders' Equity      18,089,932          17,443,763


         Total Liabilities and Common
           Stockholders'Equity                 $45,673,994         $41,858,546
                                                ==========          ==========

  See accompanying notes to condensed consolidated financial statements.

                  WARRANTECH CORPORATION AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                                                      For the Three Months Ended
                                                               June 30,
                                                        1995            1994
Gross revenues                                   $20,154,335      $14,045,638
Net increase in deferred revenues                   (160,114)        (106,454)

Net revenues                                      19,994,221       13,939,184

Costs and expenses:
   Direct costs                                   12,278,938        8,386,156
   Service, selling, and general and
    administrative                                 5,572,729        4,335,008
   Provision for bad debt expense                    109,536            2,976
   Depreciation and amortization                     285,824          357,954
                                                  __________       __________
Total costs and expenses                          18,247,027       13,082,094
                                                  __________       __________
Income from operations                             1,747,194          857,090
                                                  __________       __________

Equity (loss) income from joint venture             (416,905)          58,803
Other income                                          60,213           52,262
                                                   _________       __________
Income before provision for income taxes           1,390,502          968,155
Provision for income taxes                           740,042          349,342
                                                   _________       __________
Net Income                                       $   650,460     $    618,813
                                                   =========       ==========
Earnings per share:
   Primary                                            $.04            $.04
   Fully Diluted                                      $.04            $.04

Weighted average number of shares
outstanding:
   Primary                                        15,702,401        15,321,513
   Fully Diluted                                  16,943,218        16,910,583


  See accompanying notes to condensed consolidated financial statements.

                WARRANTECH CORPORATION AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)


                                                      For the Three Months
                                                          Ended June 30,
                                                       1995           1994
Net cash (used in) provided by operating
 activities                                       ($   35,009)     $2,106,211
Cash flows from investing activities:
   Purchase of property and equipment             (   549,664)   (    143,400)
   Investment in marketable securities            (   323,912)   (    200,000)
   Proceeds from sale of marketable securities        200,000            -
                                                   __________      __________
Net cash provided by (used in) investing
 activities                                       (   673,576)   (    343,400)
                                                    __________      __________
Cash flows from financing activities:
  (Increase) decrease in notes receivable         (    43,180)            100
   Repayments of borrowings                       (    87,954)   (     84,434)
   Purchase of treasury stock                     (    29,585)           -
   Proceeds from borrowings of short-term debt        790,000            -
                                                   __________     ___________
Net cash provided by (used in) financing
 activities                                           629,281    (     84,334)
                                                   __________     ___________
Net increase (decrease) in cash and
 cash equivalents                                 (    79,304)      1,678,477

Cash and cash equivalents at beginning of period    3,039,361       5,024,282
                                                   __________     ___________
Cash and cash equivalents at end of period         $2,960,057     $ 6,702,759
                                                   ==========     ===========
Supplemental Cash Flows Information:

   Cash Payments for the Periods:

      Interest                                     $   13,139     $    21,971
                                                      =======         =======
      Income taxes                                 $  304,500     $   177,550
                                                      =======         =======

See accompanying notes to condensed consolidated financial statements.

                WARRANTECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1995
                              (Unaudited)




1.  THE COMPANY

Warrantech Corporation, (the "Company"), through its subsidiaries Warrantech Consumer Product Services, Inc. ("WCPS"), Warrantech Automotive, Inc. ("WAUTO"), Warrantech Direct, Inc. ("Direct") and Warrantech International, Inc. markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, home appliances, home entertainment products, computers and peripherals, and office and communication equipment worldwide. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The predominant terms of the contracts and manufacturer's warranties range from three (3) to eighty-four (84) months.

The Company assists the dealer-clients of both WCPS and WAUTO in obtaining insurance coverage that indemnifies the clients against losses resulting from service contract claims and protects the consumer by ensuring that their claims will be paid. Additionally, the Company and the insurer have agreements that provide eligibility for the Company to participate in the profits generated by the programs and for the Company to provide administrative services to the insurer with regard to the programs.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1995.

3.  JOINT VENTURE


Following is the summarized financial information of Techmark Services Limited ("Techmark"), a 49% owned joint venture of the Company:

                                           June 30,
                                      1995         1994
Current Assets                      $5,318,507  $7,206,477
Total Assets                         6,466,481   9,703,559

Current Liabilities                  3,370,510   4,291,059
Total Liabilities                    3,370,510   5,941,734
Equity                               3,095,971   3,761,825



                                   For the three months ended June 30,
                                           1995         1994
Net Revenues                           $ 3,886,116   $12,613,350
Net (Loss) Income                         (850,826)      123,115


The joint venture, Techmark, during fiscal 1995 eliminated a non-profitable portion of its UK operation's business with a major customer. This action resulted in reduced revenues, but improved margins.

The loss from the joint venture for the three months ended June 30, 1995, is principally the result of continued start-up expenses related to Techmark's operations in Japan.


4.   SUBSEQUENT EVENT

On July 16, 1995, the Company acquired all of the outstanding shares of Home Guarantee Corporation PLC, a British company, for cash and assumed certain liabilities. The transaction, which will be accounted for as a purchase, will not have a material effect on the Company.

                WARRANTECH CORPORATION AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Net revenues for the three month period ended June 30, 1995 were $19,994,221, as compared to net revenues for the three month period ended June 30, 1994 in the amount of $13,939,184 reflecting an increase of 43%. This increase in net revenue is directly attributable to volume increases in both automotive and consumer product related programs resulting from the introduction of new programs and increased levels of business with existing dealers and new accounts.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $12,212,938 for the three month period ended June 30, 1995, as compared to $8,386,156 for the three month period ended June 30, 1994. The increase in direct costs for the three month period is primarily due to increased premium and commission expenses related to the increased volume.

Service, selling, general and administrative expenses for the three month period ended June 30, 1995 amounted to $5,572,729, as compared to $4,335,008 for the three month period ended June 30, 1994. The increase in expenses for the comparable three month period is primarily attributable to an increase in the number of employees and related employee costs and other increases in sales related expenses, principally advertising and printing, attributable to the volume increases. Service, selling, general and administrative expenses as a percentage of net revenues for the three month period ended June 30, 1995, as compared with the same period in fiscal 1995, has declined as a result of the implementation of management's cost containment programs.

The loss from the joint venture, Techmark, for the three months ended June 30, 1995 is principally the result of continued start-up expenses related to Techmark's operations in Japan which are expected to continue through the end of the fiscal year.

Net income for the three month period ended June 30, 1995 was $650,460, as compared to $618,813 for the three month period ended June 30, 1994.
The increase in net income for the comparable three month period is primarily attributable to the continued volume increases in the first three months of fiscal 1996 despite the losses of the joint venture. The loss related to Techmark's operations in Japan included in the Company's results for the first quarter of fiscal 1996 had the effect of reducing net income, on a comparable basis with the same period last year, approximately $.03 per share.

Liquidity and Financial Resources

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months.

The change in cash (used in) provided by operations is a result of an increase in accounts receivable levels principally attributable to new accounts and a tax receivable recorded in the fourth quarter of fiscal 1995 as compared with comparable levels of accounts receivable at June 30, 1994.

The increase in capital spending is the result of the Company's ongoing
project to upgrade its information systems.   The anticipated capital
requirements during fiscal 1996 related to this project are estimated to be approximately $ 1,400,000.

The Company has a line of credit with a bank which provides for a maximum aggregate borrowing up to $1,000,000 with interest at the bank's prime rate. As of June 30, 1995, the amount available under the line of credit amounted to $210,000.

The effects of inflation have not been significant to the Company since its formation.

PART II. Other Information


Item 1. Legal Proceedings

        A. No material developments regarding litigation have occurred since March 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1995.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6 (a)  Exhibits

       (11)Statement re: computation of per share earnings.
       (27)Financial Data Schedule

Item 6 (b)  Reports on 8-K

            None.

                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      WARRANTECH CORPORATION



                                   S/N/S  Joel San Antonio

                             Joel San Antonio - Chairman of the Board
                                   (Chief Executive Officer)


Date:   August 8, 1995


                                   S/N/S  Bernard J. White

                                   Bernard J. White
                                (Chief Financial Officer)


Date:   August 8, 1995