Form 10-Q
period 1995-09-30
WARRANTECH CORP
filed 1995-11-08
CIK 735571

UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)               OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 1995

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

                    Class                     Outstanding at September 30, 1995
Common stock, par value $.007 per share               13,045,552 shares


                    WARRANTECH CORPORATION AND SUBSIDIARIES

                                SEPTEMBER 30, 1995
                                   (Unaudited)


                                    I N D E X



PART I  -  Financial Information:


            Item 1.  Financial Statements:


              Condensed Consolidated Balance Sheet at September 30, 1995
              (Unaudited) and March 31, 1995...........................        3

              Condensed Consolidated Statement of Operations
                 For the Six and Three Months Ended September 30, 1995
                 and 1994 (Unaudited) .............................            4

              Condensed Consolidated Statement of Cash Flows
                 For the Six Months Ended September 30, 1995
                 and 1994 (Unaudited) .............................            5

              Notes to Condensed Consolidated Financial Statements             6

            Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ...       8


PART II  - Other Information                                                  10

Signatures ..................................................                 11




                                      Page 2


                     WARRANTECH CORPORATION AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEET

                                   A S S E T S
                                                      September 30,       March 31,
                                                          1995               1995
                                                     --------------     -------------

                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents                          $   6,341,472      $   3,039,361
  Investment in marketable securities                      801,553            472,344
  Accounts receivable, net                              15,729,970         12,705,664


  Other receivables                                      8,949,624          8,599,198
  Prepaid expenses
     and other current assets                            1,027,324          1,065,062
                                                     --------------     -------------
          Total Current Assets                          32,849,943         25,881,629
                                                     --------------     -------------







Property and Equipment - Net                             4,465,609          2,865,910
                                                     --------------     -------------





Other Assets:
  Deferred income taxes                                  1,085,177          1,029,083
  Excess of cost over fair value of assets acquired
     - net of accumulated amortization of
     $2,924,336 and $2,723,429, respectively             4,242,206          3,850,724
  Insurance escrow fund - administrative costs             199,389            199,389

  Certificates of deposit and cash trust fund -
  restricted                                               700,000            500,000
  Receivable from insurance company - long-term            505,606            505,606
  Investments in marketable securities                   1,256,436          2,671,507
  Notes receivable - long-term                             325,805            290,125
  Split dollar life insurance policies                     763,070            698,338
  Investment in and advances to joint venture            1,888,328          2,880,921
  Other assets                                             371,584            485,314

                                                     --------------     -------------

          Total Other Assets                            11,337,601         13,111,007
                                                     --------------     -------------

          Total Assets                                 $48,653,153        $41,858,546
                                                     ==============     =============

                 See accompanying notes to condensed consolidated financial statements.

                                                                   Page 3

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                                      September 30,        March 31,
                                                           1995               1995
                                                     ---------------    ---------------
                                                       (Unaudited)
Current Liabilities:
  Current maturities of long-term debt and
     capital lease obligations                       $      663,311     $       205,200
  Income taxes payable                                    1,545,254           1,010,878
  Insurance premiums payable                             12,488,864           9,230,377
  Accounts and commissions payable                        3,866,297           2,641,843
  Accrued expenses and other current liabilities          1,328,480           1,725,348
                                                     ---------------    ---------------
          Total Current Liabilities                      19,892,206          14,813,646
                                                     ---------------    ---------------

Deferred Revenues                                         2,993,213           2,470,449
                                                     ---------------    ---------------
Long-Term Debt and Capital Lease Obligations                225,849             293,648
                                                     ---------------    ---------------

Deferred Rent Payable                                       439,892             440,245
                                                     ---------------    ---------------

Convertible Exchangeable
  Preferred Stock - $.0007 par value
     Authorized, issued
        and outstanding - 3,234,697 shares
     (Redemption value - $6,430,000)                      6,414,069           6,396,795
                                                     ---------------    ---------------
  Preferred Stock - $.0007 par value
     Authorized             - 11,765,303 shares
     Issued and outstanding - none                          -                  -
                                                     ---------------    ---------------
Common Stockholders' Equity:
  Common stock - $.007 par value
     Authorized             - 30,000,000 shares
     Issued and outstanding - 13,045,552 shares
     and 13,045,302 shares, respectively                     89,119             89,117

     Additional paid-in-capital                          12,098,755         12,097,507
  Net unrealized loss on investments, net of income
   taxes of $3,323 and $27,089, respectively            (     6,171)        (   42,370)
  Retained earnings                                       6,709,586          5,472,039
                                                     ---------------    ---------------
                                                         18,891,289         17,616,293
   Less:  Deferred compensation                         (    24,688)        (   23,438)
          Treasury stock - at cost 47,000 shares
          and 41,000 shares, respectively               (   178,677)        (  149,092)


                                                     ---------------    ---------------

         Total Common Stockholders' Equity               18,687,924         17,443,763
                                                     ---------------    ---------------

         Total Liabilities and Common Stockholders'
           Equity                                      $ 48,653,153       $ 41,858,546
                                                     ===============    ===============




                                 WARRANTECH CORPORATION AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                (Unaudited)

                                                          For the Six Months Ended                 For the Three Months Ended
                                                                September 30,                             September 30,
                                                    --------------------------------------    -----------------------------------

                                                           1995                 1994                1995                1994
                                                    ------------------    ----------------    -----------------    --------------
Gross revenues                                        $43,934,597           $31,300,149        $23,780,262          $17,254,511
Net (increase) decrease  in deferred revenues         (   522,764)         (    342,533)       (   362,650)         (   236,079)
                                                    ------------------    ----------------    -----------------    --------------

Net revenues                                           43,411,833            30,957,616         23,417,612           17,018,432
                                                    ------------------    ----------------    -----------------    --------------

Costs and expenses:
   Direct costs                                        27,819,675            19,390,267         15,540,737           11,004,111
   Service, selling, and general and administrative    11,469,859             9,374,138          5,897,130            5,039,130
   Provision for bad debt expense                         137,456                 4,713             27,920                1,737
   Depreciation and amortization                          651,742               719,918            365,918              361,964
                                                     -----------------    ----------------     ----------------    --------------

      Total costs and expenses                         40,078,732            29,489,036         21,831,705           16,406,942
                                                    ------------------    ----------------    -----------------    --------------

Income from operations                                  3,333,101             1,468,580          1,585,907              611,490
                                                    ------------------    ----------------    -----------------    ---------------

Other income, net                                         100,479                98,629             40,266               46,365
Equity in operations of joint venture                 (   947,593)              235,223        (   530,688)             176,420
                                                    ------------------    ----------------    -----------------    ---------------
Total other income (expenses)                         (   847,114)              333,852        (   490,422)             222,785
                                                    ------------------    ----------------    -----------------    ---------------

Income before provision for income taxes                2,485,987             1,802,432          1,095,485              834,275

Provision for income taxes                              1,228,024               643,967            487,982              294,623
                                                    ------------------    ----------------    -----------------    ---------------
Net Income                                            $ 1,257,963           $ 1,158,465        $   607,503         $    539,652
                                                    ==================    ================    =================    ===============

Earnings per share:
   Primary                                               $.08                 $.08                 $.04                 $.04
   Fully Diluted                                         $.07                 $.07                 $.04                 $.03

Weighted average number of shares outstanding:
   Primary                                             15,715,006           15,350,871         15,727,172             15,376,548
   Fully Diluted                                       16,942,852           16,909,972         16,942,539             16,910,539


                                                      See accompanying notes to condensed consolidated financial statements.

                                                                   Page 4

                                 WARRANTECH CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                              (Unaudited)

                                                                                               For the Six Months
                                                                                               Ended September 30,
                                                                                --------------------------------------------
                                                                                        1995                     1994
                                                                                ---------------------    -------------------
 Net cash (used in) provided by operating activities                               $  4,760,632             $  3,529,511
                                                                                ---------------------    -------------------

 Cash flows from investing activities:
    Purchase of property and equipment                                             (  1,988,507)            (    419,635)
    Investment in marketable securities                                            (    330,880)            (     15,398)
    Proceeds from sale of marketable securities                                       1,216,742                       -
    Purchase of Home Guarantee Corporation PLC, net of cash
       acquired                                                                    (    680,923)                      -
    Investment in Joint Venture                                                             -               (  1,143,318)
                                                                               ---------------------    ---------------------
 Net cash used in investing activities                                             (  1,783,568)            (  1,578,351)
                                                                               ---------------------    ---------------------

 Cash flows from financing activities:
    Proceeds from borrowings                                                            805,821                        -
    Repayments of borrowings                                                       (    415,509)            (     169,229)
    Decrease (increase) in notes receivable                                        (     35,680)            (         800)
    Purchase of treasury stock                                                     (     29,585)                     -
                                                                                -------------------    ---------------------
 Net cash (used in) provided by financing activities                                    325,047             (     170,029)
                                                                               --------------------    ---------------------

 Net increase in cash and cash equivalents                                            3,302,111                 1,781,131

 Cash and cash equivalents at beginning of period                                     3,039,361                 5,024,282
                                                                              ---------------------    ---------------------

 Cash and cash equivalents at end of period                                          $6,341,472               $ 6,805,413
                                                                              =====================    =====================

 Supplemental Cash Flows Information:

    Cash Payments for the Periods:

       Interest                                                                     $    27,255               $    41,354
                                                                              =====================    =====================

       Income taxes                                                                 $   775,350               $   186,850
                                                                              =====================    =====================

         See accompanying notes to condensed consolidated financial statements.

                        WARRANTECH CORPORATION AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 SEPTEMBER 30, 1995
                                    (Unaudited)




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

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1995.

3.  JOINT VENTURE


Following is the summarized unaudited financial information of Techmark Services Limited ("Techmark"), a 49% owned joint venture of the Company which is accounted for under the equity method:


                                   September 30,         March 31,
                                      1995                 1995
                              ------------------    ------------------

Current Assets                   $  9,029,169           $ 6,033,375
Total Assets                       10,096,284             7,291,722

Current Liabilities                 4,398,335             3,045,517
Noncurrent Liabilities and Equity   5,697,949             4,246,205




                                    For the Six Months ended
                                        September 30,
                         ---------------------------------------
                                1995                  1994
                         ------------------    -----------------

Net Revenues                $ 8,297,764          $28,365,372
Net (Loss) Income           $(1,933,863)         $   537,127


The loss from the joint venture for the six months ended September 30, 1995 is principally the result of continued start-up expenses related to Techmark's operations in Japan.

                     WARRANTECH CORPORATION AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Gross revenues for the six months ended September 30, 1995 and 1994 were $43,934,597 and $31,300,149, respectively representing a 40% increase. The gross revenues attributable to consumer product programs reflect increases of approximately $6.2 million related to new business, approximately a $1.7 million increase related to volume increases with existing customers and increased renewals, and approximately a $.5 million one time gain from the accession of a portfolio of business from a new customer. Automotive related program revenues reflect increases of approximately $2.8 million related to new business and approximately $1.4 million related to increased volumes and new programs with existing customers. The increase in gross revenues for the three month period ended September 30, 1995 as compared with the same period ended September 30, 1994 is directly attributable to new customers, the gain from the accession of a new customer portfolio, new automotive programs and increases with existing customers.

It is anticipated that revenues will continue to increase the balance of the fiscal year, reflecting, in part, the inclusion of revenues generated from the Company's contract with CompUSA, which commenced in late August 1995.

The net increase in deferred revenues for the six and three month periods ended September 30, 1995 is the direct result of the increased volume of contracts processed in the respective periods.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $27,819,675 and $15,540,737 for the six and three month periods ended September 30, 1995, respectively, as compared with $19,390,267 and $11,004,111 for the comparable period ending September 30, 1994. The increases in direct costs for the six and three month periods is the result of a higher level of premium on certain programs, and increased premiums and commissions attributable to the volume increase of contracts processed.

Service, selling and general and administrative expenses for the six and three month periods ended September 30, 1995 were $11,469,859 and $5,897,130, respectively, as compared with $9,374,138 and $5,039,130 for the six and three month periods ended September 30, 1994. The increase is directly attributable to increases in sales related costs, payroll and payroll related costs arising from increased headcount to meet volume increases, and approximately
$.3 million of expenses of Home Guarantee Corporation PLC acquired July 14,
1995.

The increase in the provision for bad debts results from the write-off of accounts considered uncollectible at September 30, 1995.

The reduction in depreciation and amortization for the six month period ended September 30, 1995 and slight increase for the three month period ended September 30, 1995 is the result of the reduction in fiscal 1995 of the remaining goodwill related to the acquisition of Dealer Based Services, Inc. offset in part by increased depreciation resulting from capital additions related to the Company's ongoing upgrade of its computer systems.

The increase in equity losses in operations of the joint venture is the result of continuing start-up expenses in Japan which resulted in losses of approximately $.7 million and $.4 million for the six and three month periods ended September 30, 1995, respectively with the remaining losses attributable to the Techmark UK operations. Based upon the Company's current projections it is anticipated that losses will continue into the fourth quarter of the fiscal year.

Liquidity and Financial Resources

The primary source of liquidity during the six month period ended September 30, 1995 was cash generated by operations. Funds were utilized for (i) working capital requirements, (ii) capital expenditures related to the Company's ongoing information systems upgrade project, and, (iii) the purchase of Home Guarantee PLC.

On November 1, 1995, the Company signed a letter of intent to increase its line of credit with a bank from $1 million to $6.5 million and a standby commitment was created for an additional $3.5 million subject to bank approval prior to drawdown. At September 30, 1995, the Company's borrowing under its line of credit amounted to $.5 million.

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months.

The effect of inflation has not been significant to the Company since its formation.

PART II. Other Information


Item 1.       Legal Proceedings

              A. No material developments regarding litigation have occurred since March 31, 1995 except as described below.

                   The Oak Agency, Inc., et al. v. Warrantech Dealer Based Services, Inc. Case No. 91-C. 6677, filed in the United States District Court for the Northern District of Illinois. On October 31, 1995, the Oak Agency, Inc. ("Oak") filed a motion seeking permission to file an Amended Complaint to add as defendants in the case the Registrant and its subsidiary, Warrantech Automotive, Inc., and Joel San Antonio, Chairman and Chief Executive Officer of Registrant, and William Tweed, President of Registrant. Oak's proposed Amended Complaint also seeks to add new claims for alleged tortious interference with Oak's business relationships. Oak is attempting to add these new claims and parties more than four years after it originally filed suit. Warrantech Dealer Based Services, Inc. ("WDBS"), the subsidiary of Registrant that is currently a named defendant in the action, will oppose the requested amendments in the most forceful terms on the grounds that it believes the amended pleadings to be legally and equitably improper.


Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Not applicable.

Item 6 (a)    Exhibits

              (11)   Statement re: computation of per share earnings.
              (22)   Financial Data Schedule

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


Date:  November 8, 1995


                                      S/N/S  Bernard J. White

                                      Bernard J. White
                                    (Chief Financial Officer)


Date:  November 8, 1995