Form 10-Q
period 1995-12-31
WARRANTECH CORP
filed 1996-02-14
CIK 735571

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   (X)                 OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarterly Period Ended December 31, 1995

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at December 31, 1995
---------------------------------------       ----------------------------------
Common stock, par value $.007 per share                13,070,552 shares

                          WARRANTECH CORPORATION AND SUBSIDIARIES
                                  DECEMBER 31, 1995
                                     (Unaudited)


                                      I N D E X


                                                                        Page No.
PART I  -  Financial Information


              Item 1.  Financial Statements:


                Condensed Consolidated Balance Sheet at December 31, 1995
                (Unaudited) and March 31, 1995.........................     3


                Condensed Consolidated Statement of Operations
                   For the Nine and Three Months Ended December 31, 1995
                   and 1994 (Unaudited) ...............................     4


                Condensed Consolidated Statement of Cash Flows
                   For the Nine Months Ended December 31, 1995
                   and 1994 (Unaudited) ...............................     5


                Notes to Condensed Consolidated Financial Statements ..     6


              Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations .................................     8



PART II  - Other Information                                               11

Signatures .............................................................   13

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   A S S E T S
                                                      December 31,         March 31,
                                                          1995               1995
                                                     --------------     --------------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                          $  7,871,491      $   3,039,361
  Investment in marketable securities                     633,917            472,344
  Accounts receivable, net                             27,982,460         12,705,664


  Other receivables                                     7,417,202          8,599,198
  Prepaid expenses
     and other current assets                           1,072,530          1,065,062
                                                     --------------     --------------
          Total Current Assets                         44,977,600         25,881,629
                                                     --------------     --------------







Property and Equipment - Net                            6,181,015          2,865,910
                                                     --------------     --------------





Other Assets:
  Deferred income taxes                                 1,154,399          1,029,083
  Excess of cost over fair value of assets acquired
     - net of accumulated amortization of
     $3,024,853 and $2,723,429, respectively            4,121,655          3,850,724
  Insurance escrow fund - administrative costs            199,389            199,389

  Certificates of deposit and cash trust fund -
   restricted                                             700,000            500,000
  Receivable from insurance company - long-term           505,606            505,606
  Investments in marketable securities                  1,375,316          2,671,507
  Notes receivable - long-term                            318,305            290,125
  Split dollar life insurance policies                    805,111            698,338
  Investment in and advances to joint venture           1,885,673          2,880,921
  Other assets                                            479,194            485,314

                                                     --------------     --------------

          Total Other Assets                           11,544,648         13,111,007
                                                     --------------     --------------

          Total Assets                                $62,703,263        $41,858,546
                                                     ==============     ==============


          See accompanying notes to condensed consolidated financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 31,        March 31,
                                                          1995              1995
                                                     --------------    --------------
                                                       (Unaudited)
Current Liabilities:
  Current maturities of long-term debt and
     capital lease obligations                       $   580,359       $    205,200
  Income taxes payable                                 1,995,399          1,010,878
  Insurance premiums payable                          22,248,328          9,230,377
  Accounts and commissions payable                     4,549,427          2,641,843
  Accrued expenses and other current liabilities       1,695,316          1,725,348
                                                     --------------    --------------
          Total Current Liabilities                   31,068,829         14,813,646
                                                     --------------    --------------

Deferred Revenues                                      3,669,565          2,470,449
                                                     --------------    --------------
Long-Term Debt and Capital Lease Obligations             916,314            293,648
                                                     --------------    --------------

Deferred Rent Payable                                    437,711            440,245
                                                     --------------    --------------

Convertible Exchangeable
  Preferred Stock - $.0007 par value
     Authorized, issued
            and outstanding - 3,234,697 shares
     (Redemption value - $6,430,000)                   6,420,363          6,396,795
                                                     --------------    --------------
  Preferred Stock - $.0007 par value
     Authorized                  - 11,765,303 shares
     Issued and outstanding - none                          -                 -
                                                     --------------    --------------
Common Stockholders' Equity:
  Common stock - $.007 par value
     Authorized                   - 30,000,000 shares
     Issued and outstanding - 13,070,552 shares
     and 13,045,302 shares, respectively                  89,294             89,117

     Additional paid-in-capital                       12,161,080         12,097,507
  Net unrealized loss on investments, net of income
    taxes of $72,545 and $27,089, respectively       (   134,727)       (    42,370)
  Retained earnings                                    8,329,144          5,472,039
                                                     --------------    --------------
                                                      20,444,791         17,616,293
   Less:  Deferred compensation                      (    24,688)       (    23,438)
          Treasury stock - at cost 57,000 shares
          and 41,000 shares, respectively            (   229,622)       (   149,092)


                                                     --------------    --------------

         Total Common Stockholders' Equity            20,190,481         17,443,763
                                                     --------------    --------------

  Total Liabilities and Common Stockholders' Equity  $62,703,263      $  41,858,546
                                                     ==============    ==============

       See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                          For the Nine Months Ended         For the Three Months Ended
                                                                December 31,                        December 31,
                                                       ----------------------------------------------------------------
                                                           1995               1994              1995           1994
                                                       -------------      ------------      -----------    -----------


Gross revenues                                         $78,764,862        $51,684,943     $34,830,265      $20,384,794

Net (increase) decrease in deferred revenues              (956,184)          (524,392)       (433,420)        (181,859)
                                                       ------------       ------------    ------------      -----------
Net revenues                                            77,808,678         51,160,551      34,396,845       20,202,935
                                                       ------------       ------------    ------------      -----------

Costs and expenses:
   Direct costs                                         51,922,009         33,214,823      24,102,334       13,824,556
   Service, selling, and general and administrative     18,700,520         14,099,538       7,230,661        4,725,400
   Bad debt expense                                        157,865            275,543          20,409          270,830
   Depreciation and amortization                           914,701          1,082,188         262,959          362,270
                                                       ------------       ------------    ------------     ------------

Total costs and expenses                                71,695,095         48,672,092      31,616,363       19,183,056
                                                       ------------       ------------     -----------     ------------

Income from operations                                   6,113,583          2,488,459       2,780,482        1,019,879
                                                       ------------       ------------     -----------     ------------

Other income (expenses):
   Interest and dividend income                            414,993            418,996         262,918          247,379
   Interest expense                                    (    63,039)    (       61,183)     (   21,946)     (    19,829)
   Other                                               (     5,654)    (        8,022)          4,849           23,612
   Equity in operations of joint venture               (   957,748)           235,223      (   10,155)             -
                                                       ------------       -------------   -------------    ------------
Total other income (expenses)                          (   611,448)           585,014         235,666          251,162
                                                       ------------       -------------   -------------    ------------

Income before provision for income taxes                 5,502,135          3,073,473       3,016,148        1,271,041
Provision for income taxes                               2,617,363            882,312       1,389,339          238,345
                                                       -------------      -------------   -------------    ------------
Net Income                                            $  2,884,772        $ 2,191,161    $  1,626,809     $  1,032,696
                                                       =============      =============   =============    ============

Earnings per share:

  Primary                                                 $.18                $.14            $.10             $.07
                                                          ====                ====            ====             ====

  Fully Diluted                                           $.17                $.13            $.09             $.06
                                                          ====                ====            ====             ====

Weighted average number of shares outstanding:

  Primary                                             15,724,944          15,541,772       15,770,697      15,869,763

  Fully Diluted                                       16,941,129          16,884,343       16,943,919      16,903,528

See accompanying notes to condensed consolidated financial statements.

                                                      Page 4

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Nine Months
                                                                                        Ended December 31,
                                                                          ----------------------------------------------
                                                                                  1995                     1994
                                                                          ---------------------    ---------------------
 Net cash provided by operating activities                                  $  7,633,949             $  3,569,732
                                                                          ---------------------    ---------------------

 Cash flows from investing activities:
    Purchase of property and equipment                                      (  3,854,521)           (     932,245)
    Proceeds from sale of equipment                                                -                       23,446
    Maturity of certificates of deposit                                            -                       27,000
    Investment in marketable securities                                     (    948,602)                     -
    Proceeds from sale of marketable securities                                1,730,612                  457,602
    Purchase of Home Guarantee Corporation PLC, net of cash
       acquired                                                             (    680,923)                     -
    Investment in joint venture                                                    -                 (  1,143,318)
                                                                          ---------------------    ---------------------
 Net cash used in investing activities                                      (  3,753,434)            (  1,567,515)
                                                                          ---------------------    ---------------------

 Cash flows from financing activities:
    Proceeds from borrowings                                                     805,821                      -
    Repayments of borrowings                                                (    954,638)           (     251,451)
    Proceeds from sale/leaseback of equipment                                  1,146,642                      -
    Increase in notes receivable                                            (     28,180)           (     979,722)
    Purchase of treasury stock                                              (     80,530)                     -
    Issuance of common stock                                                      62,500                  125,000
                                                                         ---------------------    ---------------------
 Net cash (used in) provided by financing activities                             951,615             (  1,106,173)
                                                                         ---------------------    ---------------------

 Net increase in cash and cash equivalents                                     4,832,130                  896,044

 Cash and cash equivalents at beginning of period                              3,039,361                5,024,282
                                                                         ---------------------    ---------------------

 Cash and cash equivalents at end of period                                   $7,871,491              $ 5,920,326
                                                                         =====================    =====================

 Supplemental Cash Flows Information:

    Cash Payments for the Periods:

       Interest                                                            $    39,763              $     61,183
                                                                         =====================    =====================
       Income taxes                                                         $1,570,450               $   464,363
                                                                         =====================    =====================

       See accompanying notes to condensed consolidated financial statements.

                                                                          Page 5

                WARRANTECH CORPORATION AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1995
                             (Unaudited)




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

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1995.

3.  JOINT VENTURE


Following is the summarized unaudited financial information of Techmark Services Limited ("Techmark"), a 49% owned joint venture of the Company which is accounted for under the equity method:


                                               December 31,         March 31,
                                                  1995                1995
                                          -------------------   ----------------

Current Assets                                $ 9,849,879        $ 6,033,375
Total Assets                                   11,551,155          7,291,722

Current Liabilities                             5,198,087          3,045,517
Noncurrent Liabilities and Equity               6,353,068          4,246,205




                                                For the Nine Months ended
                                                       December 31,
                                          --------------------------------------
                                               1995                  1994
                                          ------------------- ------------------

Net Revenues                               $ 1,580,535          $47,427,465
Net (Loss) Income                          $(1,954,588)         $   597,127


The loss from the joint venture for the nine months ended December 31, 1995 is principally the result of continued start-up expenses related to Techmark's operations in Japan.

                     WARRANTECH CORPORATION AND SUBSIDIARIES


ITEM 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations

Results of Operations

Gross revenues for the nine months ended December 31, 1995 and 1994 were $78,764,862 and $51,684,943, respectively, representing an increase of 52%. The gross revenues attributable to consumer product programs reflect increases of approximately $11 million related to new business, approximately $4.1 million related to volume increases with existing customers and renewals, and one time gains of approximately $3.0 million resulting from the accession of portfolios from new customers. Automotive related revenues reflect increases of approximately $3.1 million resulting from new customers and approximately $5.9 million related to increased volumes and new programs with existing customers.

Gross revenues for the three month period ended December 31, 1995 and 1994 were $34,830,265 and $20,384,794, respectively, representing a 71% increase over the comparable period a year ago. This increase is directly attributable to new customers, a gain of approximately $2.5 million from the accession of a new customer portfolio, new automotive programs and increases with existing customers.

The net increase in deferred revenues for the nine and three month periods ended December 31, 1995 is the direct result of the increased volume of contracts processed in the respective periods including amounts deferred with respect to the accession of portfolios of business in the second and third quarter periods of fiscal 1996.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $51,922,009 and $24,102,334 for the nine and three month periods ended December 31, 1995, respectively, as compared with $33,214,823 and $13,824,556 for the comparable periods ended December 31, 1994. The increases in direct costs for the nine and three months periods ended December 31, 1995 are principally the result of the volume increase in contracts processed and to a lesser degree a higher level of premium reflecting improved coverages on selected programs.

Service, selling and general and administrative expenses for the nine and three months periods ended December 31, 1995 were $18,700,520 and $7,230,661, respectively, as compared with $14,099,538 and $4,725,400 for the nine and three month periods ended December 31, 1994. The increase is directly attributable to increases in sales related costs, payroll and payroll related costs arising from increased head count to meet volume increases. As a percentage of revenues, service, selling, and general and administrative expenses have decreased which is indicative of the improved functional expense controls implemented by management.

The provision for bad debts results from the write off of accounts considered uncollectible at December 31, 1995 and 1994, respectively.

The reduction in depreciation and amortization for the nine and three month periods ended December 31, 1995 is the result of the reduction in fiscal 1995 of the remaining goodwill related to the acquisition of Dealer Based Services, Inc., offset in part by increased depreciation resulting from capital additions related to the Company's ongoing upgrade of its computer systems.

"Equity in operations of joint venture" represents the Company's share of net income (loss) of the operations of Techmark UK and Techmark Japan. The loss for the nine months ended December 31, 1995 is the result of start-up costs associated with the operations in Japan and the recognition of costs associated with the decision to scale back the UK operations this fiscal year. During the third quarter of fiscal 1996, Techmark Japan entered into a number of new contracts to provide administrative services. As a result, the initial revenue generated by these new contracts contributed to a decline in the level of losses arising from the joint venture for the three months ended December 31, 1995.

Liquidity and financial Resources

The primary source of liquidity during the nine months ended December 31, 1995 was cash generated by operations. Funds were utilized for working capital requirements, capital expenditures related to the Company's ongoing information systems upgrade project and the purchase of Home Guarantee PLC during the second quarter of fiscal 1996.

On December 12, 1995, the Company completed the sale/leaseback of certain computer equipment resulting in proceeds of $1,146,642. It is anticipated that future additions of computer equipment will be financed through additional sale/leaseback transactions. In addition, on December 21, 1995 the Company completed an agreement to increase its line of credit with a bank from $1 million to $10 million, $6.5 million committed and $3.5 million standby. The line of credit is secured by certain accounts receivable and expires on July 31, 1996. It is anticipated that the line of credit will be extended to July 1997. At December 31, 1995, the Company did not have any borrowing under the line of credit.

In January 1996, the Company commenced discussions with American International Group ("AIG") the purpose of which is to reach an agreement that will result in a comprehensive restructuring of the relationship between the Company and AIG. Although these discussions are at an early stage, it is contemplated that these discussions will address the Techmark joint venture, AIG's preferred stock interest in the Company, and contingent commissions and other fees and commissions due the Company from AIG. Both AIG and the Company have agreed that their business relationship in the United States under which AIG insures automotive service programs, and for which the Company is the administrator, will continue. Pursuant to the terms of the Company's agreement with AIG, under certain conditions, AIG has the option to convert its preferred stock interest into an 8% subordinated note, in the principal amount of $6,430,000, with a maturity date that is ten years from the date of issuance, or 3,234,697 shares of the Company's common stock. The Company's cash investment in, and advances to, the joint venture amounted to approximately $3.8 million and the Company has receivables of approximately $2.0 million representing contingent commissions and other fees and commissions due from AIG to the Company at December 31, 1995. AIG has indicated that it wants to resolve all of these matters as part of a single comprehensive resolution. At this early phase of the discussions, the ultimate effect of a resolution of these matters cannot be determined, however, it is management's opinion that, regardless of the outcome of its discussions with AIG, the Company's overall liquidity will not be negatively affected.

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months.

The effect of inflation has not been significant to the Company since its formation.

PART II. Other Information

Item 1.       Legal Proceedings

              A. The Oak Agency, Inc. et al v. Warrantech Dealer Based Services, Inc. Case No. 91 C 6677, filed in the United States District Court for the Northern District of Illinois. Oak Agency, Inc. ("Oak") previously filed a Motion seeking permission to file an Amended Complaint to add additional defendants as well as new claims against all defendants in the lawsuit. On January 5, 1996, the Court issued an Order denying Plaintiff's Motion to add Warrantech Corporation, Joel San Antonio and William Tweed as defendants. The Court also rejected Oak's attempts to add new claims for alleged tortuous interference with Oak's business relationships. The Court allowed Oak to add Warrantech Dealer Based Services, Inc., a Connecticut corporation and Warrantech Automotive, Inc., a Connecticut corporation, which the Court noted was probably unnecessary as WDBS is merely Automotive's predecessor in name.

              B. No material developments regarding litigation have occurred since March 31, 1995, except as disclosed above and in the Company's Form 10-Q for the quarter ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1995.

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to Vote of Security Holders

              At the Company's Annual Meeting of Shareholders held on November 14, 1995, the shareholders' elected the following to serve as directors until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

                                               For                     Withheld
              Joel San Antonio              8,660,866                  131,399
              William Tweed                 8,660,866                  131,399
              Jeffrey J. White              8,659,311                  132,954
              William Rueger                8,659,386                  132,879
              Michael J. Salpeter           8,659,186                  133,079
              Kurt R. Schwamberger          8,593,781                  198,484
              Jo Ann Duarte                 8,657,866                  134,399
              Lawrence Richenstein          8,660,741                  131,524

              At a meeting of the Board of Directors immediately following the Annual Meeting of Shareholders, Jo Ann Duarte resigned as a Director and Joseph Umansky was appointed as a Director.

Item 5.       Other Information

              None


Item 6 (a)    Exhibits

              (11)   Statement re: computation of per share earnings.
              (27)   Financial Data Schedule

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




                                           WARRANTECH CORPORATION



                                           S/N/S Joel San Antonio

                                 Joel San Antonio - Chairman of the Board
                                         (Chief Executive Officer)


Date: February 14, 1996


                                           S/N/S Bernard J. White

                                              Bernard J. White
                                         (Chief Financial Officer)


Date:  February 14, 1996