Form 10-K
period 1996-03-31
WARRANTECH CORP
filed 1996-07-01
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[ X ]                              FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 1996
                                       OR
[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 or
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  [NO FEE REQUIRED] for the transition period
                            from _______ to _______

                          Commission File No. 0-13084

                             WARRANTECH CORPORATION
 ------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                  Delaware                    13-3178732
         (State or other jurisdiction of    (IRS Employer
          incorporation or organization)    Identification No.)


  300 Atlantic Street, Stamford, Connecticut           06901
  (Address of Principal Executive Offices)           (Zip Code)

  Registrant's telephone number, including area code (203) 975-1100

 Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class              Name of each Exchange on which registered
Common Stock $.007 par value                 NASDAQ National Market

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.007 par value
 -----------------------------------------------------------------------------
                                (Title of Class)

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

                        -------------------------------
      The number of shares outstanding of the Registrant's common stock is 13,082,181 as of (June 21, 1996).

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $35,756,096 (as of June 21, 1996).

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended are incorporated by reference in
Part III.

Index to Exhibits is on page 45.

                               PART I


     Warrantech Corporation ("Warrantech" or the "Company") maintains executive offices at 300 Atlantic Street, Stamford, Connecticut 06901, operating facilities at 150 Westpark Way and, 1441 West Airport Freeway, Euless, Texas 76040, as well as other Texas locations. The telephone number of the executive offices is (203) 975-1100.

Item 1. Business

     Warrantech, through its wholly-owned subsidiaries, Warrantech
Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc. markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment in the United States, Puerto Rico, Mexico, Canada, and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The predominant terms of the contracts and manufacturer's warranties range from twelve (12) to eighty-four
(84) months.

     The Company assists dealer-clients in obtaining insurance coverage that indemnifies the clients against losses resulting from service contract claims and protects the consumer by ensuring that their claims will be paid. Additionally, the Company and the insurers have agreements that provide eligibility for the Company to participate in the profits generated by the programs in return for providing administrative services to the insurer with regard to the programs.

     Service programs benefit consumers with expanded and/or extensions of product coverage for a specified period of time (or mileage in the case of automobiles and recreational vehicles), similar to that provided by the manufacturer under the terms of their product warranty(ies). Such coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure.

     From a marketing perspective, the Company's products and services enhance the perceived value of the retailers', distributors', manufacturers' or financial institutions' products.

Warrantech Automotive, Inc.

     Warrantech Automotive, Inc. ("WAI") has operated as a wholly-owned subsidiary since November, 1989. Through this subsidiary, the Company markets and administers vehicle service contract ("VSC") programs, credit life and other related automotive after-sale products, all of which enhance the profitability of the sale of automobiles, recreational vehicles and automotive components. These products are sold by franchised and independent automobile dealers, leasing companies, repair facilities and retail stores.

     Additionally, WAI has expanded its efforts in the automotive field to provide administrative expertise and secure the placement of insurance coverage to other parties requiring such services on either VSC's or similar products.

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

     WAI utilizes the services of independent agents to call on dealers to solicit their use of the VSC programs. At this time, Warrantech Automotive is represented by more than 60 agents in 46 states as well as Puerto Rico and Canada.

     With respect to the VSC programs which Warrantech and WAI market and administer, liability is borne by insurers who have issued insurance policies to assume this risk in exchange for the payment of agreed upon premiums and fees. Effective March 1, 1993, insurance for the WAI VSC programs is provided by the New Hampshire Insurance Company and other American International Group, Inc. ("AIG") member companies.

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

     In exchange for agreed upon premiums and fees from the insured, liability for claims incurred by service contracts issued by a dealer, distributor or manufacturer has in the past been assumed by Houston General Insurance Company, a wholly-owned subsidiary of Tokyo Marine & Fire Insurance Company, the world's largest insurance organization. At the present time, in addition to Houston General, certain programs offered by the Company are being insured by Virginia Surety Company, Inc, a member of Aon Insurance Company, and AIG member companies.

     It is also essential to the success of WCPS that it be able to capture, maintain, and analyze all relevant information about its service contracts. To support this function, WCPS has internally developed application programs that allow the tracking of a database of hundreds of millions of service contracts. This also allows for the development of current and historical statistical data which is used to monitor its service contract program's performance, and also will support significant growth of WCPS's business.

     During fiscal 1995, WCPS commenced a program to enhance its products and services to solidify its position in the industry and broaden its market base. This is a continuing effort that seeks to identify opportunities, weigh their potential and develop programs and/or services to meet the needs of these new venues. In connection with this effort WCPS has upgraded existing service contract programs including the Repair Master Service contract program. Special attention was given to the office products category with the emphasis on the personal computer segment of the industry which is rapidly expanding. This effort, which has continued in fiscal 1996, has resulted in increased market share in this segment during the current year.

     The Company has two significant customers that accounted for approximately 19% of consolidated gross revenues for the year ended March 31, 1996 and one customer that accounted for approximately 10% and 11% of consolidated gross revenues for the years ended March 31, 1995 and 1994.

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

Warrantech Home Service Company

     The Company has recently formed Warrantech Home Service Company, a wholly-owned subsidiary, as the vehicle to develop, market and administer service contract programs in the United States covering mechanical breakdowns of the working systems and components in homes (eg., furnaces, electrical and plumbing systems, and major appliances).

Warrantech International, Inc.

     In July, 1993, the Company through Warrantech International, Inc., and AIG formed a joint venture, Techmark Services Ltd. ("Techmark" or the "Joint Venture") owned fifty-one percent (51%) by AIG and forty-nine percent (49%) by the Company.

     In conjunction with the foregoing alliance, in October, 1993, AIG purchased, for a price of $6,430,000, options and a special issue of preferred stock which was convertible into an issue of new shares of common stock which, subsequent to its issuance, would be equivalent to twenty percent (20%) of the Company's issued and outstanding common stock. Under the terms of the purchase agreement, AIG had the right to purchase an increased interest in the Company, to a maximum of thirty percent (30%) of the Company's issued and outstanding common stock, if certain operating goals were achieved by the Company.

     In April, 1996, the Company and AIG agreed to terminate the joint venture effective January 1, 1996. Under the terms of the agreement, AIG agreed to purchase the Company's forty-nine percent (49%) investment in the joint venture for approximately $3.8 million and to sell back to the Company the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish their rights to other options under the original agreement. The balance due AIG of $2,395,960 for the preferred stock is in the form of a three year, non-interest bearing note payable. In the event of default by the Company with respect to this note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date. AIG also agreed to continue to insure certain extended warranty programs of the Company.

     In July, 1995, Warrantech International, Inc., acquired Home Guarantee Corporation PLC (subsequently renamed Warrantech Europe Plc.), a British company which markets home warranty products in the United Kingdom covering mechanical breakdowns of the working systems and components in homes (e.g., furnaces, electrical and plumbing systems, and major appliances). In addition to home warranty products, Warrantech Europe's business will be expanded to include extended warranties on a wide range of products including automobiles, business equipment, office and home computers, mobile telephones, and major appliances as well as credit card enhancement programs similar to those marketed in the United States. This subsidiary will also provide full database management, marketing, training, brokerage services, and customer care service for clients in the automotive, financial, manufacturing, retail and service sectors.

     In June 1996, Warrantech International, Inc., signed a master distributor agreement with a major U.S. exporter of consumer electronics and appliances to market extended warranty products throughout Central and South America. Management believes that the expansion into these additional areas should enable Warrantech's overall revenues from its Latin American operations to exceed $10 million in the next twelve months and expect this program to commence in September 1996. This projection is based on an analysis of the fact that this distributor has already been marketing extended warranties in the area and is based on information available to the company on market penetration of other companies in this area. While the Company reasonably believes it can achieve these results, there can be no assurances that these results will be attained.

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

     Sales training and motivational programs are a primary form of specialized assistance provided by WAI and WCPS to retailers/dealers, distributors and manufacturers, to assist them in increasing the effectiveness and profitability of their service contract program sales efforts. The Company develops materials and conducts educational seminars. These seminars are conducted either at the client's place of business or at the Company's state-of-the-art training facility at its Euless, Texas administrative offices. This facility features the latest in audio/video technology that enhances the training and learning experience.

Competition

     The Warrantech subsidiary companies compete with a number of independent administrators, divisions of distributors and manufacturers, financial institutions and insurance companies. While the Company believes that it occupies a preeminent position among its competitors in its field, it may not be the largest marketer and administrator of service contracts and limited warranties, and some competitors may have greater operating experience, more employees and/or greater financial resources. Further, many manufacturers, particularly those producing motor vehicles, market and administer their own service contract programs for and through their dealers.


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

     The insurance protection is provided for the WAI programs by the New Hampshire Insurance Company and other AIG member companies. These companies are all rated A++ (Superior) by the A.M. Best Company. WCPS and its clients are protected by insurance afforded by Houston General Insurance Company, a member of the Tokyo Marine & Fire Insurance Company, Virginia Surety Company, Inc., a member of Aon Insurance Company, and certain AIG member companies. Houston General is rated Excellent by A.M. Best Company.

     In accordance with the insurance arrangements with these insurers, a fixed amount is remitted for each service contract or limited warranty sold. The amount is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. In no event is the insured, the Company or its subsidiaries obligated to the insurer if claims exceed the premium remitted.

     Additionally, agreements between the Company and the insurers, contain profit-sharing features that permit the Company to share in the profits earned by the service contract programs. The amounts to be received, if any, are determined in accordance with certain specified formulas by the type of program and by policy year. Certain of these agreements require interim calculations and distributions for various programs, with final calculations being made as contracts expire by term. During the latter part of fiscal 1996, the Company renegotiated certain of its profit sharing arrangements with its insurers. The changes to these agreements resulted in a charge of $1,300,000 in the fourth quarter of fiscal 1996 to reflect the estimated ultimate realization of the profit sharing through expiration of the underlying contracts. During the 1996 fiscal year, the Company received profit sharing advances amounting to approximately $2.0 million.

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

         Statutes in some states have sought to interpret the consumer product service contract, or certain items covered under the contract as a form of insurance, requiring that the issuer be a duly licensed and chartered insurance company. The Company and its subsidiaries do not believe that they are insurers and have no intention of filing the documents and meeting the capital and surplus requirements that are necessary to obtain such a license.

          In many instances, the applicability of statutes and regulations to programs marketed and administered by the Company, and compliance therewith, involve issues of interpretation. The Company uses its best efforts to comply with applicable statutes and regulations but it cannot assure that its interpretations, if challenged, would be upheld by a court or regulatory body. In any situation in which the Company has been specifically notified by any regulatory bodies that its methods of doing business were not in compliance with state regulation, the Company has taken the steps necessary to comply.

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

Employees

         The Company and its subsidiaries currently employ approximately 400 individuals, an increase of approximately 120 over the preceding fiscal year. The increase is directly attributable to the expansion of customer service and claims representatives to meet the needs of the Company's expanding business. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


Item 2.      Properties

         The Company's executive offices are located in leased premises at 300 Atlantic Street, Stamford Connecticut. These premises, consisting of approximately 24,854 square feet, are leased pursuant to a lease agreement (the "Lease") which became effective on March 1, 1989 and expires on February 28, 1999. The annual base rent ranges from $490,074 to $412,796 during the term of the Lease.

         The operating facilities of WCPS are located in leased premises at 150 Westpark Way, Euless, Texas. The premises, consisting of approximately 24,000 square feet, are leased pursuant to a lease agreement (the "Texas Lease") which was favorably renegotiated effective on March 1, 1993 and expires on July 31, 2003. The Texas Lease provides for annual base rent payments ranging from $252,598 to $332,789 during the term of the lease.

         The Company has recently leased an additional 36,814 square feet at 1441 West Airport Freeway, Euless, Texas to accommodate the operations of WAI which moved June 1, 1996 from the Westpark Way facility due to the expansion of the WCPS operations at that location. These premises are being leased pursuant to a lease agreement that expires March 31, 2004. The lease provides for annual base rent payments ranging from $404,954 to $441,768 during the term of the lease.

         Additional facilities that support the operations of WAI and WCPS, as well as, those that house WDI, are located at 1441 West Airport Freeway, Euless, Texas (approximately 13,000 square feet) and 7630-7632 Pebble Drive, Building #28, (approximately 6,000 square feet), Fort Worth, Texas. These premises are leased under the terms of leases (the "Other Leases") that were effective on December 1, 1994 and March 1, 1996, respectively. The Other Leases provide for annual base rent payments ranging from $163,056 and $174,762, respectively.

Item 3.      Legal Proceedings

A. The Oak Agency, Inc. and The Oak Financial Services, Inc. vs. Warrantech Dealer Based Services, Inc. (WDBS)
                  This is a suit brought in the U.S. District Court, Northern District of Illinois, by the Oak companies against WDBS (now known as Warrantech Automotive, Inc.). Oak, a former agent of WDBS, alleges breach of contract between the parties. The suit alleges that WDBS contracted to pay agent commissions even after the contract was terminated. Oak seeks a declaratory judgment and monetary damages from WDBS arising from the termination of the agency agreement with Oak.

       Oak's complaint does not specify the dollar amount of its alleged damages, but Oak retained an expert witness who estimates that Oak's damages exceed $9,000,000.00. Recently, the District Court ruled that the report from Oak's damages expert was not admissible at trial. This ruling would preclude Oak's damages expert from offering trial testimony based on legal theories contained in his report. WDBS has vigorously defended the case, and has retained its own economic expert, who will directly refute the opinions of Oak's financial expert regarding the magnitude of Oak's alleged damages. WDBS' expert has concluded that the maximum amount recoverable by Oak, if any, is less than $1,000,000.00 after allowance of all appropriate offsets. WDBS's principal defenses in the case concern Oak's conduct as a sales agent. WDBS contends, in part, that Oak performed poorly and breached its duty of loyalty as an agent of WDBS. However, the district court granted a partial summary judgment to Oak that will preclude WDBS from presenting evidence at the non-jury trial of Oak's breach of its duty of loyalty owed to WDBS. No trial date has been set as yet.

       The Complaint is attached hereto as an exhibit.

B. The Oak Agency, Inc., et al. v. Warrantech, Inc., et al., Case No. 96 C 1106, filed in the United States District Court for the Northern
           District of Illinois.

       In February 1996, Oak filed this lawsuit in Federal District Court in the Northern District of Illinois against WDBS, as well as against Warrantech Corporation, Joel San Antonio, the Corporation's Chairman, and William Tweed, the Corporation's President. Oak filed the new suit after the Illinois District Court in Oak's original action against WDBS had denied Oak's motion seeking leave to add these three parties as additional Defendants in that case.

       In its new lawsuit, Oak alleges that the Defendants tortuously interfered with Oak's business relationships with automobile dealers after WDBS terminated Oak as a sales agent. Oak seeks to recover sales commissions that it contends it would have earned if WDBS had not precluded Oak from serving WDBS' dealership accounts after Oak's termination. In the complaint, the Plaintiff has stated $8 million in compensatory damages. Oak also seeks to recover punitive damages in the amount of $24 million.

C. In the Matter of the Arbitration Between David Robertson, Claimant, and Warrantech Corporation and Warrantech Automotive, Respondents.

                  David Robertson, a former officer and director of the Company, commenced this action on or about December 10, 1993 and the matter is currently pending before the American Arbitration Association in Connecticut. Robertson has alleged that the Company wrongfully terminated an employment agreement between Robertson and WDBS, and that the Company engaged in tortuous interference and fraud. Robertson has requested damages ranging from $450,000 to $5 million which includes his request for punitive damages. The Company has denied all material allegations in the claims. The Company has asserted a counterclaim in the amount of approximately $340,000 for reimbursement of attorneys' fees advanced by it on behalf of Robertson in connection with certain other actions. Management intends to vigorously defend against Robertson's claims and to vigorously prosecute its counterclaims. No hearing is presently scheduled on this matter.


       Item 4.    Submission of Matters to Vote of Security Holders

                  No  matters  were   submitted  to  a  vote  of  the  Company's
       shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1996.

                                 PART II



Item 5.      Market for Company's Common Equity and Related Stockholder Matters

         The Company's Common Stock has been reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), and currently is reported on NASDAQ's National Market System ("NMS"), under the trading symbol "WTEC".

As of June 21, 1996, there were 13,082,181 Common Shares outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $4.31.

Following is a summary of the price range of the Company's Common Stock during its 1996 and 1995 fiscal years:

Common Stock

Quarter of Fiscal 1996                                        High & Low Bid
                                                              --------------

           First                                               $5.75    $4.81
           Second                                              $6.13    $4.13
           Third                                               $6.44    $4.13
           Fourth                                              $5.06    $3.50

Quarter of Fiscal 1995                                        High & Low Bid
                                                              --------------

           First                                               $5.13    $3.88
           Second                                              $6.25    $3.63
           Third                                               $6.13    $5.00
           Fourth                                              $5.38    $4.63

The number of shareholders of record of the Company's Common Stock as of June 21, 1996 was 1,206.

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

                                                       FOR THE YEARS ENDED MARCH 31,
                         ----------------------------------------------------------------------------------------
                               1996                 1995                1994            1993            1992
                         ---------------     --------------       --------------- --------------    -------------
Gross revenue             $110,246,219        $ 71,239,070        $ 46,970,763      $43,841,017     $50,692,389
Net (increase)decrease
in deferred revenue (a)     (1,165,495)           (699,745)           (316,290)         314,931         822,856
                         ---------------     --------------       --------------- --------------    -------------
Net revenue (a)            109,080,724          70,539,325          46,654,473       44,155,948      51,515,245
                         ---------------     --------------       --------------- --------------    -------------
Income before
 cumulative effect of
  change in accounting
   principle                 2,394,862           2,895,788             703,591        1,061,471       1,336,968
Accounting change               -                    -                    -               -            (117,581)
                         ---------------     --------------       --------------- --------------     ------------
Net income                 $ 2,394,862         $ 2,895,788           $ 703,591      $ 1,061,471     $ 1,219,387
                         ===============     ==============       =============== ==============     ============
Earnings per
   common share:
Income before
 cumulative effect
 of change in
 accounting principle          $0.16              $0.19                $0.05           $0.08            $0.11
Accounting change (a)            -                  -                    -               -              (0.01)
                         --------------      -------------        --------------- -------------     -------------
Net income                     $0.16              $0.19                $0.05           $0.08            $0.10
                         ==============      =============        =============== =============     =============
Cash dividend declared         NONE               NONE                 NONE            NONE              NONE
                         ==============      =============        =============== =============     =============
Total assets (a)           $56,613,710        $41,858,546         $ 33,828,572     $24,646,791       $25,548,186
                         ==============      =============        =============== =============     =============
Long-term debt and
   capital lease
   obligations             $ 1,124,015          $ 293,648            $ 476,875       $ 853,101         $ 315,697
                         ==============      =============        =============== =============     =============
Convertible
   exchangeable
   preferred stock         $ 6,420,363        $ 6,396,795          $ 6,343,614          -                  -
                         ==============      =============        =============== =============     =============
Common stockholders'
   equity                  $19,656,931        $17,443,763          $14,300,322     $13,427,311       $12,161,683
                         ==============      =============       ================ =============     =============
Working capital            $13,221,212        $11,067,983          $ 9,768,580     $ 4,982,608       $ 4,355,183
                         ==============      =============       ================ =============     =============

(a) The Company changed its revenue recognition policy, effective April 1, 1991, to the "proportional performance method" which recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to its clients. Only revenues in an amount sufficient to meet future administrative costs and reasonable gross profit thereon are deferred. The new method of recognizing revenues more accurately conforms to the Company's operations and properly matches the incurring of costs with revenues.

       This change in revenue recognition policy as of April 1, 1991, resulted in a one time cumulative effect charge to operations, net of taxes, in the amount of $117,581.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             General

         The Company, through its WCPS, WAI, Warrantech Direct, Warrantech Home Service Company, and Warrantech International subsidiaries, provides marketing and administrative services to over 3,000 retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, homes, home appliances, home entertainment products, computers and peripherals, office and communications equipment. The Company's administrative services pertain primarily to extended service contracts and limited warranties, issued by the retailer, distributor or manufacturer to the purchaser/lessee of the consumer product. Additionally, the Company maintains administrative facilities for, and provides administrative services to, insurance companies and financial institutions for other types of insurance products such as credit card enhancement programs like "purchase protection" and "unemployment" coverages.

                     Results of Operations

Gross Revenues

         Fiscal 1996 vs. 1995

         Gross revenues for the fiscal years ended March 31, 1996 and 1995 were $110,246,219 and $71,239,070, respectively, representing an increase of 55% in the current fiscal year. The increase is the result of the Company's efforts in expanding its market penetration in the personal computer industry as well as continued market penetration in the other consumer products and automotive products market segments. The gross revenues attributable to consumer product and automotive programs increased approximately $37 million as a direct result of approximately $20 million related to new business, approximately $14 million related to volume increases with existing customers, and one time gains of approximately $3 million resulting from the accession of service contract portfolios from new customers. The balance of the increase is the result of increased efforts with respect to renewals and second effort sales. Revenues of Warrantech Europe (formerly Home Guarantee Corporation Plc acquired July 1995) were insignificant to consolidated gross revenues during the current fiscal year.

         For the three month periods ended March 31, 1996 and 1995, respectively, gross revenues were $31,481,357 and $19,554,126, an increase of 61%. The principal reason for this increase is the volume of business with new customers during the fiscal quarter in both the automotive and consumer products businesses.

         Fiscal 1995 vs. 1994

         Gross revenues for the fiscal years ended March 31, 1995 and 1994 were $71,239,070 and $46,970,763, respectively. This increase is the result of a 52% increase in gross revenues attributable to electronic, household and other non-automotive related consumer product programs reflecting increases in market share and penetration and favorable product mix and pricing. Automotive related program revenues increased 43% during this period as a result of new programs and increased volumes resulting from the recovery in the overall automotive industry.

         For the three month periods ended March 31, 1995 and 1994, respectively, gross revenues were $19,554,126 and $11,417,813, an increase of 71%. The principal reason for this increase was continued growth in the consumer product related revenues and to a lesser degree an increase in automotive related revenues.

Net Increase in Deferred Revenues

         The Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to its clients. Only revenues in an amount sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. The amounts of gross revenues deferred and earned from period to period are effected by (i) the mix of automotive and consumer product contract volumes, (ii) the relationship of gross contract revenues generated by shorter term extended service contracts to total gross revenues, and (iii) administration contract revenues which are recognized over a short term period.

         Fiscal 1996 vs. 1995

         The net increase in deferred revenues for the year ended March 31, 1996 amounted to $1,165,495 as compared with $699,745 for the same period a year ago. For the three month period ended March 31, 1996, the net increase in deferred revenues amounted to $209,311 as compared with $175,353 for the same period a year ago. These increases are directly attributable to the increased number of service contracts sold with a service period greater than one year during the current year and three month periods ended March 31, 1996 and 1995 and amounts deferred with respect to the accession of service contract portfolios from new customers in the second and third quarter periods of fiscal 1996 offset in part by the amounts earned on expiring contracts during the same periods.

         Fiscal 1995 vs. 1994

         The net increase in deferred revenues amounted to $699,745 and $316,290 as of March 31, 1995 and 1994, respectively, and was the result of an increase in the number of service contracts in force at the end of March 31, 1995 with a service period greater than one year.

Direct Costs

         Direct costs are those costs directly related to the production and acquisition of service contracts. These costs are insurance premium and commission expenses.

         Fiscal 1996 vs. 1995

         Direct costs for the fiscal year ended March 31, 1996 were $74,013,324 as compared with $46,140,548 for the fiscal year ended March 31, 1995. Direct costs for the three month periods ended March 31, 1996 and 1995 amounted to $21,656,315 and $11,457,907, respectively. The increases in direct costs for the year and three month period ended March 31, 1996 are principally the result of volume increases in contracts sold and to a lesser extent a higher level of premium reflecting improved coverage on selected programs.

         Fiscal 1995 vs. 1994

         Direct costs for the fiscal year ended March 31, 1995 were $46,140,548 as compared to $30,350,722 for the fiscal year ended March 31, 1994. Direct costs for the three months ended March 31, 1995 were $11,457,907, as compared to $6,516,238 for the same period in fiscal 1994. The increase in direct costs for both the year and the quarter ended March 31, 1995 as compared with the comparable periods for the preceding year is primarily attributable to the proportionate increase in revenues during the year.

Service, Selling and General and Administrative Expenses

         Fiscal 1996 vs. 1995

         Service, selling and general and administrative expenses for the fiscal year ended March 31, 1996 were $27,362,214 as compared to $20,716,655 for the fiscal year ended March 31, 1995. For the three month period ended March 31, 1996, service, selling and general and administrative expenses amounted to $8,661,694 as compared to $6,617,117 for the same period last year. The relative dollar increase in both the current fiscal year and quarter is directly attributable to increases in sales related costs and payroll and payroll related costs arising from continued increases in head count to meet the service requirements associated with the increased number of service contracts being sold. In addition, service, selling and general and administrative expenses include approximately $1.2 million and $.6 million of expenses for the fiscal year and quarter ended March 31, 1996, respectively, related to Warrantech
Europe which was acquired in July 1995. As a percentage of gross revenues, service, selling and general and administrative expenses have decreased 4% and 6% in the current fiscal year and quarter ended March 31, 1996, respectively, which is indicative of the improved functional expense controls implemented by management during fiscal 1996.

         Fiscal 1995 vs. 1994

         Service, selling, general and administrative expenses for the fiscal year ended March 31, 1995 were $20,716,655 as compared to $14,674,158 for the fiscal year ended March 31, 1994. The increase is directly attributable to increases in sales related costs, payroll and payroll related costs arising from an increase in head count to meet volume increases experienced during that year as well as increased levels of commissions, and incentive compensation. Service, selling and general and administrative expenses as a percentage of gross revenues remained relatively consistent with fiscal 1994.

Provision for Bad Debt Expense

         For all years presented, the provision for bad debt expense results from the write-off of accounts considered uncollectible. The higher level of expense in fiscal 1995 resulted from the settlement of certain litigation that year.

Depreciation and Amortization

         Fiscal 1996 vs. 1995

         Depreciation and amortization amounted to $1,700,285 and $785,584 for the fiscal year and three month period ended March 31, 1996, respectively. The increase over the same periods a year ago reflect a higher level of depreciation during the year resulting from an approximately $5.1 million increase in assets placed in service during the current fiscal year. This increase in assets is directly attributable to an ongoing upgrade of the Company's information systems.

         Fiscal 1995 vs. 1994

         In fiscal 1995, as part of an Internal Revenue Service agent review of the Company's 1992 and 1993 tax returns, certain adjustments were identified, the most significant of which related to revenues originally recorded as deferred revenues in connection with the 1989 acquisition of Dealer Based Services, Inc., which should not have been included in taxable income for those years subsequent to the acquisition. As a result, the Company reduced the amount of remaining goodwill at April 1, 1994 that arose as part of this asset acquisition by the estimated tax refund in the amount of $1,310,575. This reduced the amount of the goodwill amortization recorded in fiscal 1995. The amount of the estimated refund, including interest was received in full during fiscal 1996.

Operations of Equity Joint Venture

         In April 1996, the Company and its joint venture partner, AIG, agreed to terminate the joint venture, Techmark Services Ltd, effective January 1, 1996. Under the terms of the agreement, AIG agreed to purchase the Company's forty-nine percent (49%) investment in the joint venture for $3,762,154. As of March 31,1996, the Company's carrying value of the joint venture investment amounted to $1,885,674 which will result in a gain on the sale of the investment of $1,876,480 to be recognized in the first quarter of fiscal 1997. The losses in operations of the equity joint venture amounting to $957,748 represent the Company's share of the joint venture losses from the beginning of the fiscal year through the effective date of the transaction.

Other Income/(Expense)

         Other Income/(expense) includes amounts recognized with respect to the Company's profit sharing arrangements. During fiscal 1996, the Company renegotiated certain of its profit sharing arrangements with its insurers. The principal effect of this modification was to change the nature of profit sharing to more long-term in nature. The changes to these contracts and a reexamination of experience affecting the estimated ultimate realization of the profit sharing through expiration of the underlying contracts resulted in a charge of $1,300,000 in the fourth quarter of fiscal 1996 and a charge of $865,000 during the current year as compared to income recorded in fiscal 1995 and 1994 for profit sharing of $2,676,001 and $1,364,089, respectively. Also included in other income/(expenses) is a charge of $222,845 relating to a residual amount due the Company from the sale of a business in prior years.

Income Taxes

         The income tax provision for fiscal 1996 differs from the statutory rate due primarily to a tax benefit of $1.1 million recognized with respect to foreign losses. Management expects to realize this tax benefit, which has an indefinite carryforward period, against the gain on the sale of the joint venture to be recognized in the first quarter of fiscal 1997 and other future foreign income.

Net Income

         Fiscal 1996 vs. 1995

         Net income for the fiscal year and three month period ended March 31, 1996 amounted to $2,394,862 and ($489,910) or $.16 and ($.04) per primary share, respectively as compared to $2,895,788 and $704,627 or $.19 and $.04 per primary share, respectively for the comparable period in fiscal 1995. The decrease in net income and per share amounts for the fiscal year is directly attributable to the Techmark losses, losses associated with Warrantech Europe and a profit sharing charge of $1,300,000 recognized in the fourth quarter of the current year to reflect contractual changes made to these agreements and a reexamination of experience related to the underlying contracts which offset the profit increases resulting from the increase in business and the one time gains associated with the accession of two portfolios from new customers.

         Fiscal 1995 vs. 1994

         Net income for the fiscal year and three month period ended March 31, 1995 amounted to $2,895,788 and $704,627 or $.19 and $.04 per primary share, respectively as compared to $703,591 and $608,894 or $.05 and $.04, respectively for the comparable periods in fiscal 1994. The increase in fiscal year 1995 is attributable to the increases in revenues in those respective periods, an increase in profit sharing recognized, offset by start-up losses amounting to approximately $580,000 of the Japanese operations of the Company's Techmark joint venture.

Liquidity and Capital Resources

         The primary source of liquidity during the current year was cash generated by operations, including a federal tax refund, plus interest, related to a Revenue Agent Review of prior year tax returns amounting to approximately $1.7 million. Funds were utilized for working capital expenditures, capital expenditures relating to the upgrading of the Company's information systems and the purchase of Home Guarantee Plc during the second quarter of fiscal 1996.

         On December 12, 1995, the Company completed the sale/leaseback of certain computer equipment resulting in proceeds of $1,146,642. The Company has an ongoing relationship with an equipment financing company and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during fiscal 1996 amounted to $1,640,060. In addition, on December 21, 1995 the Company completed an agreement to increase its line of credit with a bank from $1 million to $10 million, $6.5 million committed and $3.5 million standby. The line of credit is secured by certain accounts receivable and expires on July 31, 1996. It is anticipated that the line of credit will be extended to July 1997. At March 31, 1996, the Company did not have any borrowings under the line of credit.

         In connection with the sale of the Company's joint venture interest to AIG, the Company agreed to repurchase 3,234,697 shares of convertible exchangeable preferred stock held by AIG at their redemption value of $6,430,000. This amount will be offset by the amount due the Company for the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable. The note is payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996, with a final installment of $140,960 due March 1999. Also, as part of the agreement, AIG agreed to pay the Company $1,480,000 related to amounts due the Company under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit to the benefit of AIG through December 31, 2002 which can be drawn against by AIG in the event that the ultimate profit sharing amount due the Company is less than the amount paid. It is anticipated that no amounts will be due AIG under this letter of credit.

         The Company believes that internally generated funds will be sufficient to finance its current operation for at least the next twelve months.

         The effect of inflation has not been significant to the Company since its formation.

Item 8.   Financial Statements and Supplementary Data


              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                      Page No.

Report of Independent Accountants..........................            20-21

Consolidated Financial Statements:
         Balance Sheets as of March 31, 1996 and 1995...               22

             Statements of Operations For the Years Ended
         March 31, 1996, 1995 and 1994.................                23

         Statements of Common Stockholders' Equity
         For the Years Ended March 31, 1996, 1995 and 1994             24

         Statements of Cash Flows
         For the Years Ended March 31, 1996, 1995 and 1994....         25-26

Notes to Consolidated Financial Statements.................            27-40

Consolidated Financial Statement Schedule
         Schedule VIII - Valuation and Qualifying Accounts.            41

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Warrantech Corporation:


         We have audited the consolidated financial statements and the financial statement schedule of Warrantech Corporation and subsidiaries (the "Company") as of March 31, 1996 and 1995, and for the years then ended as listed in the accompanying index on page 19. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the 1996 and 1995 financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule as of and for the years ended March 31, 1996 and 1995, when considered in relation to the basic 1996 and 1995 consolidated financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.

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

Stamford, Connecticut
June 27, 1996

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Warrantech Corporation


         We have audited the consolidated balance sheet of Warrantech Corporation (the "Company") and subsidiaries as of March 31, 1994 (not separately shown herein), and the related consolidated statements of operations, common stockholders 'equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended March 31, 1994 listed in the Index on page 19. These financial
statements  and financial   statement   schedules  are  the   responsibility
of the Company's management. Our responsibility is to express an opinion on the 1994 financial statements based on our audit.

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

                                          Deloitte & Touche LLP
Stamford, Connecticut
June 29, 1994

================================================================================
                         WARRANTECH CORPORATION AND SUBSIDIARIES
================================================================================
                             CONSOLIDATED BALANCE SHEETS
                                  A S S E T S
                                   ----------

                                                                March 31,
                                                      -------------------------------
                                                      -------------    --------------
                                                           1996             1995
                                                      -------------    --------------
Current Assets:
Cash and cash equivalents                            $  11,859,487    $ 3,039,361

Investments in marketable securities                       824,648        472,344

Accounts receivable,
 (net of allowances of $450,092
  and $126,115, respectively)                           16,160,209     12,705,664


Other receivables, net                                   8,610,919      8,599,198

Prepaid expenses, prepaid income taxes
   and other current assets                                988,936      1,065,062

                                                      -------------   ------------
   Total Current Assets                                 38,444,199     25,881,629
                                                      -------------   ------------


Property and Equipment - Net                            6,802,798       2,865,910
                                                     -------------   -------------


Other Assets:
Excess of cost over fair value of assets
acquired (net of accumulated amortization
of $3,170,089 and $2,723,429, respectively)             4,118,544       3,850,724
Investment in and advances to joint venture             1,885,674       2,880,921
Deferred income taxes                                   2,031,535       1,029,083
Investments in marketable securities                    1,363,047       2,671,507

Certificates of deposit and cash trust fund -
    restricted                                            700,000         500,000

Split dollar life insurance policies                      683,893         698,338

Receivable from insurance company - long term                   -         505,606
Notes receivable - long-term                               87,760         290,125

Collateral security fund                                  199,389         199,389
Other assets                                              296,871         485,314
                                                    -------------    -------------



          Total Other Assets                          11,366,713       13,111,007
                                                   -------------    --------------


                    Total Assets                     $56,613,710      $41,858,546
                                                    =============    =============

LIABILITIES, PREFERRED STOCK AND
  COMMON STOCKHOLDERS' EQUITY

Current Liabilities:
Current maturities of long-term debt and capital
  lease obligations                                  $   648,650      $   205,200
Insurance premiums payable                            16,247,247        9,230,377
Income taxes payable                                   1,795,018        1,010,878
Accounts and commissions payable                       4,809,527        2,641,843

Accrued expenses and other current liabilities         1,722,545        1,725,348
                                                    -------------     ------------
     Total Current Liabilities                        25,222,987       14,813,646
                                                    -------------     ------------

Deferred Revenues                                      3,654,794        2,470,449
                                                    -------------     ------------

Long-Term Debt and Capital Lease Obligations           1,124,015          293,648
                                                    -------------     ------------
Deferred Rent Payable                                    534,620          440,245
                                                    -------------     ------------

Commitments and Contingencies (See Note 9)

Convertible Exchangeable Preferred Stock
 - $.0007 par value
   Authorized, 15,000,000 shares
   Issued and outstanding - 3,234,697 shares at
   March 31, 1996 and 1995
   (Redemption value - $6,430,000)                     6,420,363        6,396,795
                                                    -------------     ------------

Common Stockholders' Equity:
 Common stock - $.007 par value
  Authorized             - 30,000,000 shares
  Issued and outstanding - 13,082,181 shares
   at March 31, 1996 and 13,045,302 shares at
   March 31, 1995                                         89,375           89,117
 Additional paid-in-capital                           12,212,641       12,097,507
 Net unrealized loss on investments, net of income
  taxes of $4,389                                        (15,031)         (42,370)
Accumulated translation adjustments                      (10,520)            -
Retained earnings                                      7,843,332        5,472,039
                                                     ------------     ------------
                                                      20,119,797       17,616,293
Less: Deferred compensation                              (70,116)         (23,438)

Treasury stock - at cost, 93,000 shares
  at March 31, 1996 and 41,000 shares at
  March 31, 1995                                        (392,750)        (149,092)
                                                     ------------     ------------

        Total Common Stockholders' Equity             19,656,931       17,443,763
                                                     ------------     ------------

        Total Liabilities, Preferred Stock
          and Stockholders' Equity                   $56,613,710      $41,858,546
                                                     ============     ============

See accompanying notes to consolidated financial statements.

                                                        WARRANTECH CORPORATION AND SUBSIDIARIES
                                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the Years Ended March 31,
                                                                -------------------------------------------------------------
                                                                    1996                 1995                1994
                                                               -----------------  -----------------  -----------------
Gross revenues                                                  $110,246,219          $71,239,070           $46,970,763

Net increase in deferred revenues                                  1,165,495              699,745               316,290
                                                             -----------------     -----------------     -----------------
                                                             -----------------     -----------------     -----------------
Net revenues                                                     109,080,724           70,539,325             46,654,473
                                                             -----------------     -----------------     -----------------

Costs and expenses:
   Direct costs                                                    74,013,324          46,140,548            30,350,722
   Service, selling, and general and administrative                27,362,214          20,716,655            14,674,158
   Provision for bad debt expense                                     363,179             427,483                10,955
   Depreciation and amortization                                    1,700,285           1,259,604             1,503,866
                                                             -----------------     -----------------     -----------------
Total costs and expenses                                         103,439,002           68,544,290            46,539,701
                                                             -----------------     -----------------     -----------------

Income from operations                                              5,641,722           1,995,035               114,772
                                                             -----------------     -----------------     -----------------


Equity in operations of joint venture                                (957,748)           (298,272)             (538,385)
Other income/(expense)                                               (651,620)          3,107,561             1,426,860
                                                             -----------------     -----------------     -----------------

Income before provision for income taxes                            4,032,354           4,804,324             1,003,247
Provision for income taxes                                          1,637,492           1,908,536               299,656
                                                             -----------------     -----------------     -----------------

Net Income                                                       $ 2,394,862           $2,895,788            $ 703,591
                                                             =================     =================     =================

Earnings per share:

Primary                                                             $.16                  $.19                  $.05
                                                             =================     =================     =================

Fully Diluted                                                       $.15                  $.17                  $.04
                                                             =================     =================     =================


Weighted average number of shares outstanding:

Primary                                                           15,152,043           15,588,145            14,569,479
                                                             =================     =================     =================

Fully Diluted                                                     16,465,833           16,894,351            16,748,075
                                                             =================     =================     =================


                   See accompanying notes to consolidated financial statements.


                                                          WARRANTECH CORPORATION AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                                           Net                                                             Total
                            Common Stock    Additional  Unrealized  Accumulated            Deferred                       Common
                          -----------------  Paid-In     Loss on    Translation  Retained  Compen-   Treasury Stock    Stockholders
                          Shares Par Value   Capital    Investments Adjustments  Earnings  sation   Shares    Amount     Equity
                         ------------------ ----------- ---------- ---------- ---------- --------- -------- ---------- -----------
Balance at April 1,1993  $12,916,802 $88,218 $11,638,418                       $1,925,840 $(57,891) (46,000) $(167,274) $13,427,311

Issuance of common stock
through exercise of
common stock options          40,500     283      87,454                                                                     87,737

Issuance of common stock       8,000      56      22,564                                                                     22,620
Issuance of treasury stock                         4,318                                              5,000     18,182       22,500

Amortization of deferred                                                                    36,563                           36,563
  compensation

Net income                                                                        703,591                                   703,591
                          ----------  ------ ------------ -------- ----------- ---------- --------- -------- ---------- ------------
Balance at March 31,1994  12,965,302  88,557  11,752,754                        2,629,431  (21,328) (41,000)  (149,092)  14,300,322
Issuance of common stock
through exercise of           75,000     525     321,350                                                                    321,875
common stock options
Issuance of common stock       5,000      35      23,403                                   (23,438)                               -

Net unrealized loss on                                    (42,370)                                                          (42,370)
investments
Amortization of deferred
   compensation                                                                             21,328                           21,328
Imputed interest
 on preferred stock                                                               (53,180)                                  (53,180)
Net income                                                                      2,895,788                                 2,895,788
                           ----------  ------ ----------- --------- ----------- ---------- --------- -------- ---------- -----------
Balance at March 31,1995  13,045,302  89,117  12,097,507  (42,370)              5,472,039  (23,438) (41,000)  (149,092)  17,443,763
Issuance of common stock
through exercise of           25,000     175      62,325                                                                     62,500
common stock options

Issuance of common stock      11,879      83      52,809                                   (42,142)                          10,750

Purchase of treasury shares                                                                         (56,000)  (260,538)    (260,538)
Issuance of treasury shares                                                                (16,880)   4,000     16,880           -
Net unrealized loss on                                     27,339                                                            27,339
investments

Translation adjustments                                               (10,520)                                              (10,520)
Amortization of deferred
   compensation                                                                             12,344                           12,344
Imputed interest on                                                               (23,569)                                  (23,569)
 Preferred Stock
Net income                                                                      2,394,862                                 2,394,862
                          ========== ======= =========== ========= =========== ========== ========= ======== ========= ============
Balance at March 31,1996 $13,082,181 $89,375 $12,212,641 $(15,031)   $(10,520) $7,843,332 $(70,116) (93,000) $(392,750) $19,656,931
                          ========== ======= =========== ========= =========== ========== ========= ======== ========= ============

    See accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended March 31,
                                                                ------------------ -- ------------------ -- ------------------
                                                                       1996                  1995                  1994
                                                                ------------------    ------------------    ------------------
 Cash flows from operating activities:
   Net income                                                   $   2,394,862         $    2,895,788         $    703,591
                                                                ------------------    ------------------    ------------------
   Adjustments  to  reconcile  net  income
     to net cash  provided  by (used  in)
      operating activities:
      Depreciation and amortization                                 1,712,431              1,259,604            1,503,866
      Deferred income taxes                                        (1,002,452)              (296,601)            (688,387)
      Increase in deferred rent payable                                94,375                 76,796               65,674
      Loss from equity joint venture                                  957,748                298,272              538,385
      Elimination of intercompany profits with joint venture            -                    (28,038)             176,400
      Other                                                            (2,822)               116,150               57,301
      Increase  (decrease)  in cash  flows as a result of
       changes  in asset and liability balances:
         Accounts receivable                                       (3,450,088)            (4,744,974)          (1,267,393)
         Other receivable                                               5,090             (3,391,088)          (3,802,436)
         Prepaid expenses, prepaid income taxes and
            other current assets                                       97,536                557,043             (530,854)
         Collateral security fund                                       -                      -                  (18,566)
         Split dollar life insurance policies                          14,445               (102,550)            (142,779)
         Other assets and receivable from insurance company           681,981                423,100              (48,995)
         Insurance premiums payable                                 7,016,870              2,117,103            2,249,239
         Income taxes payable                                         784,140              1,010,878             (459,681)
         Accounts and commissions payable                           2,102,284                343,073              104,112
         Accrued expenses and other current liabilities               (18,002)               919,370              154,356
         Deferred revenues                                          1,184,345                699,744              316,291
                                                                ------------------    ------------------    ------------------
   Total adjustments                                               10,177,881               (742,118)          (1,793,467)
                                                                ------------------    ------------------    ------------------

 Net cash provided by (used in) operating activities               12,572,743              2,153,670           (1,089,876)
                                                                ------------------    ------------------    ------------------
 Cash flows from investing activities:
   Proceeds from sale of property and equipment                        -                      23,396               24,000
   Purchase of property and equipment                              (3,489,974)            (1,539,093)            (449,720)
   Net cash paid for acquired company                                (735,984)                 -                     -
   Certificates of deposit                                               -                    27,000                71,707
   Purchase of marketable securities                                (948,602)             (1,038,543)           (1,800,000)
   Certificates of deposit and cash trust fund - restricted              -                   157,602              (330,602)
   Proceeds from sales redemptions and maturities of
     marketable securities                                         1,730,612                 500,000                  -
   Investment in and advances to joint venture                        37,499              (2,123,440)           (1,715,000)
                                                                ------------------    ------------------    ------------------
 Net cash used in investing activities                           $(3,406,449)            $(3,993,078)          $(4,199,615)
                                                                ------------------    ------------------    ------------------

                                   (Continued)

See accompanying notes to consolidated financial statements.

                                                                                WARRANTECH CORPORATION AND SUBSIDIARIES
                                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                     (Continued)

                                                                                        For the Years Ended March 31,
                                                                 -------------- ---- ----------------- ---- ----------------
                                                                      1996                  1995                  1994
                                                                 -------------- ---- ----------------- ---- ----------------
 Cash flows from financing activities:
 Decrease in notes receivable                                    $   202,365               $ 600                 $ 34,394
 Proceeds from exercise of common stock options                       62,500             187,500                   87,737
 Purchase treasury stock                                            (243,658)                -                      -
 Proceeds from the sale of preferred stock, net
   of underwriting costs                                                -                    -                  6,343,614
 Loan payable - officer                                                 -                    -                  ( 118,383)
 Proceeds from borrowings                                               -                    -                  1,500,000
 Repayments of borrowings                                           (367,375)          ( 333,613)             ( 1,846,458)
                                                                 --------------      ---------------        ----------------
 Net cash provided by (used in) financing activities                (346,168)          ( 145,513)               6,000,904
                                                                 --------------      ---------------        ----------------

 Net increase (decrease) in cash and cash equivalents              8,820,126         ( 1,984,921)                 711,413

 Cash and cash equivalents at beginning of year                    3,039,361           5,024,282                4,312,869
                                                                 --------------      --------------         ----------------

 Cash and cash equivalents at end of year                        $11,859,487         $ 3,039,361              $ 5,024,282
                                                                 ==============      ==============         ================

 Supplemental Cash Flow Information:

 Cash payments for:
    Interest                                                     $    127,616             $ 74,815              $ 137,702
                                                                 ==============      ==============         ================
    Income taxes                                                 $  1,644,950          $ 1,071,363            $ 1,506,739
                                                                 ==============      ==============         ================

 Non-Cash Investing Activities:

 Property and equipment financed through capital leases          $  1,640,060          $      -               $      -
                                                                 ==============     ===============         ================

                                                                 See accompanying notes to consolidated financial statements.

WARRANTECH CORPORATION AND SUBSIDIARIES
- -------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Nature of Business - Warrantech Corporation ("Warrantech"or the "Company"), through its wholly-owned subsidiaries, Warrantech
         Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc. markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment in the United States, Puerto Rico, Mexico, Canada, and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The predominant terms of the contracts and manufacturer's warranties range from one (1) to eighty-four (84) months.

         Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         Amounts representing the Company's percentage interest in the underlying net assets of less than majority-owned companies, in which a significant equity ownership interest is held, are included in "investment and advances." The Company's share of the results of operations of these companies is included in the Consolidated
         Statements of Operations caption "Equity in operations of joint venture."

         Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Revenue Recognition Policy - The Company's revenue recognition policy is based on the proportional performance method which recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Only revenues in an amount sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred.

         Direct Costs - Direct costs are those costs directly related to the production and acquisition of service contracts. Those costs are insurance premium and commission expenses.

         Profit Sharing Arrangement - Pursuant to agreements with its insurers, the Company is eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined by loss experience, by the type of program and by policy year. The amounts recorded are based on contractual arrangements and management's best estimate of the Company's expected ultimate loss experience. Any adjustments to those estimates will be reflected in income, when known.

         Provision for Bad Debts Expense - An allowance for doubtful accounts is provided when accounts are determined to be uncollectible. The provision for bad debt expense results from the write-off of accounts considered uncollectible.

         Earnings Per Share - Earnings per share is calculated by dividing net income less imputed interest on preferred stock, where applicable, by the weighted average number of common shares outstanding and common share equivalents outstanding during the period.

         Cash and Cash Equivalents - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and highly liquid debt instruments purchased with a maturity of three months or less.

         Investments in Marketable Securities - Effective March 31, 1995, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities. As a result, all investments have been classified as available-for-sale and are carried at fair value with changes in unrealized gains and losses being reflected as a separate component of Stockholders' Equity, net of tax.

         Property and Equipment - Property and equipment are stated at cost. Depreciation is provided using a straight-line method over the estimated useful lives of the assets ranging between 3 to 7 years.

         Excess of Cost Over Fair Value of Assets Acquired - The excess of cost over fair value of the assets acquired is a result of the purchases of Dealer Based Services, Inc. in 1989, and Home Guarantee Corporation, PLC in July 1995 and is being amortized on a straight-line basis over fifteen and ten years, respectively. Amortization expense charged to operations for the years ended March 31, 1996, 1995 and 1994 amounted to $458,728, $401,815 and $525,648, respectively.

         Deferred Compensation - Certain operating officers have been issued shares of the Company's common stock as part of their compensation under their employment agreements. Such compensation is to be earned by the officers and charged to operations over five years, the term of the employment agreements. In addition, certain employees have been issued restricted shares of the Company's common stock as compensation. Such compensation is amortized over the restriction period which is generally two years.

         Income Taxes - Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the deferred taxes are determined under the liability method. Under this method, deferred tax assets and liabilities are recognized for the expected tax effect of temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities using presently enacted tax rates in effect for the years in which the differences are expected to reverse.

         Foreign Currency Translation -Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". The functional currency for the Company's United Kingdom operations is the British pound. Transaction gains and losses are reflected in operations, while translation gains and losses are reflected as a separate component of equity.

         Reclassification - Certain amounts from the prior years have been reclassified to conform with the current year's presentation.

2.      CERTIFICATES OF DEPOSIT AND CASH TRUST FUND - RESTRICTED

         At March 31, 1996 $700,000 is on deposit with a Florida regulatory agency to comply with its state insurance laws. These funds are classified as non-current.

3.      INVESTMENTS IN MARKETABLE SECURITIES


         At March 31, 1996, investments in marketable securities are comprised of the following:

                      Amortized            Gross Unrealized          Aggregate Fair          Carrying Amount
                        Cost            Gains          (Losses)          Value          Short Term      Long Term
Municipal Bonds      $1,880,633        $2,660         $(13,913)         $1,869,380       $506,333        $1,363,047
Common Stock            330,880              -         (12,565)            318,315        318,315            -
                   -------------    -------------    -------------    -------------    -------------    -------------

Total Investments
 in Marketable
  Securities         $2,211,513        $2,660         $(26,478)         $2,187,695       $824,648        $1,363,047
                   =============    =============    =============    =============    =============    =============


        At March 31, 1995, investments in marketable securities are comprised of the following:


                      Amortized            Gross Unrealized           Aggregate Fair            Carrying Amount
                        Cost            Gains          (Losses)           Value           Short Term        Long Term
Corporate Bonds    $  336,325          $  962        $      (606)        $  336,681          $ 272,344       $   64,337
Municipal Bonds     2,676,985             221            (70,036)         2,607,170               -           2,607,170
Callable Preferred
  Stock               200,000              -                 -              200,000            200,000            -
                  --------------    --------------    -------------    --------------    --------------    -------------
Total Investments
 in Marketable
  Securities       $ 3,213,310         $ 1,183        $  (70,642)        $3,143,851         $  472,344       $2,671,507
                   ==============    ==============    =============    ==============    ==============    =============


        As discussed in Note 1, the Company adopted SFAS 115 as of March 31, 1995. All of the above investments are considered "available for sale". The resultant differences between cost and fair value, net of taxes, have been reflected as a separate component of Stockholders' Equity.

        The amortized cost and estimated fair value of marketable securities, by contractual maturity date, are listed below. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations with or without penalties.



                                         Amortized         Aggregate
                                            Cost           Fair Value
                                       ---------------   ---------------
Investments available for sale:
Due in one year or less                   $   506,679       $   506,633
Due after one year through five years       1,373,954         1,363,047
Due after five years through ten                    -                 -
years
Due after ten years                                 -                 -
                                       ===============   ===============
                                           $1,880,633        $1,869,380
                                       ===============   ===============

4.      PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                            March 31,
                                                           --------------------------------------------
                                                                  1996                     1995
          Automobiles                                       $    97,811             $    16,901
          Equipment, furniture and fixtures                   8,101,861               4,725,444
          Leasehold improvements                                382,938                 300,272
                                                           --------------------     -------------------
                                                              8,582,610               5,042,617

          Less:  Accumulated depreciation
            and amortization                                  3,550,346               2,639,234
                                                           --------------------     -------------------
                                                              5,032,264               2,403,383
                                                           --------------------     -------------------
          Assets under capital leases:
            Cost                                              3,300,093               1,657,220
            Less:  Accumulated amortization                   1,529,559               1,194,693
                                                           --------------------     -------------------
                                                              1,770,534                 462,527
                                                           --------------------     -------------------

          Total Property and Equipment, net                $ 6,802,798              $ 2,865,910
                                                           ====================     ===================

         Amortization expense on assets under capital leases for the years ended March 31, 1996, 1995 and 1994 was $334,866, $289,765, and $357,370,
         respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 1996, 1995 and 1994 was $911,112, $515,596, and $584,285, respectively.

         During fiscal 1996, the Company capitalized $2,918,076 related to the development and implementation of its proprietary relational database and interactive operating software. The Company is amortizing the cost of this software over its estimated useful life not to exceed five years.

5.      COLLATERAL SECURITY FUND

         At March 31, 1996 and 1995, a former insurance  carrier of the Company,
         is  holding  $199,389   in  escrow  accounts  as  collateral  for  the
         performance of the administrative runoff of outstanding contracts. Such amounts are returnable to the Company when the contracts expire under this policy.

6.      SPLIT DOLLAR LIFE INSURANCE POLICIES

         As of March 31, 1996 and 1995, the Company made payments on split dollar insurance policies on the lives of five officers of the Company. Included in other assets non-current is the cash surrender value of these policies totaling $683,893 and $698,338, as of March 31, 1996 and 1995 respectively. The Company will receive a refund of all split-dollar premiums advanced. The Company is the beneficiary of any proceeds of the policies up to the amount of premiums paid and interest earned thereon.

7.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
        Long-term debt and capital lease obligations consists of the following:

                                                                                          March 31,
                                                                          ------------------------------------------
                                                                                   1996                   1995
       Capital lease obligations - for property and
          equipment  payable monthly with interest
          rates ranging from 9.1% to 13.4% through 2001                          $  1,768,475            $  490,343

       Installment  note - secured by equipment  with an  undepreciated  cost of
          $5,164  payable  in  equal  monthly  installments  of  $393  including interest at 5.44% through
          February, 1997.                                                               4,190                 8,505
                                                                          --------------------    ------------------
                                                                                    1,772,665               498,848
       Less: Current maturities                                                       648,650               205,200
                                                                          --------------------    ------------------


       Long-term portion                                                         $  1,124,015            $  293,648
                                                                          ====================    ==================

         The aggregate amounts of maturities at March 31, 1996 were as follows:


Fiscal Year                           Installment Note            Minimum Future
                                                                  Lease Payments
1997                                  $        4,190              $    806,507
1998                                             -                     657,842
1999                                             -                     384,195
2000                                             -                     187,932
2001                                             -                      53,105
Thereafter                                       -                        -
                                      ------------------------    --------------
                                               4,190                 2,089,581
Less amount representing
  interest                                       -                     321,106
                                      ========================    ==============
Net                                   $        4,190                $1,768,475
                                      ========================    ==============

         The capital lease obligations are collateralized by the property and equipment related to the underlying leases.

8.      INCOME TAXES

         A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                                                March 31,
                                -------------------------------- -- ---------------------------- --- ------------------------------
                                             1996                              1995                              1994
                                -------------------------------- -- ---------------------------- --- ------------------------------

Federal statutory rate             $ 1,411,324      35.0%          $ 1,681,513      35.0%            $ 351,000          35.0%
State and local  income
  taxes net of federal tax
  benefit                              123,728       3.0               101,141       2.1                70,000           6.9

Amortization of excess cost
  over net assets acquired              90,647       2.3                90,648       1.9                  -               -

Other
                                      (323,419)     (8.0)              (69,161)     (1.5)                2,656           0.2
Benefit for recognition of
  tax deductibility of prior
  years' amortization of
  acquired customer list                  -           -                   -           -               (312,000)        (31.0)

Loss of foreign joint venture          335,212       8.3               104,395       2.2               188,000          18.7

                                   -------------    -----------    -------------    ------------     ------------      ------------

Provision for income taxes          $1,637,492      40.6%          $ 1,908,536      39.7%             $299,656          29.8%
                                   =============    ===========    =============    ============     ============      ============


The components of tax expense are as follows:

         For the Year Ended 3/31/96:

                                        Current              Deferred            Provision
                                    -----------------    -----------------    ----------------

           Federal                  $    2,479,759       $    (966,087)       $  1,513,672
           State                           160,185            ( 36,365)            123,820
                                    -----------------    -----------------    ----------------

           Total                    $    2,639,944       $  (1,002,452)       $  1,637,492
                                    =================    =================    ================


         For the Year Ended 3/31/95:

                                          Current            Deferred            Provision
                                       --------------    -----------------    ----------------

           Federal                     $ 2,076,907       $  (242,100)         $ 1,834,807
           State                           101,141         (  27,412)              73,729
                                       --------------   -----------------    ----------------

           Total                       $ 2,178,048       $  (269,512)         $ 1,908,536
                                       ==============    =================    ================


         For the Year Ended 3/31/94:

                                          Current            Deferred            Provision
                                       --------------    -----------------    ----------------

           Federal                     $   527,656       $   (294,000)         $   233,656
           State                            99,000            (33,000)              66,000

                                       --------------    -----------------    ----------------

           Total                       $  626,656        $   (327,000)         $   299,656
                                       ==============    =================    ================





In accordance with SFAS 109, deferred income tax assets and liabilities reflect the impact of temporary differences between values recorded as assets and liabilities for financial reporting purposes and values utilized for remeasurement in accordance with tax laws. The components of the net deferred asset are as follows:

                                                                        March 31,
                                                   ------------------- -- -------------------
                                                             1996                   1995
Deferred Tax Assets:
     Deferred revenue                                  $    1,418,018             $  963,475
     Deferred rent                                            169,857                171,696
     Provision for doubtful accounts                          156,000                      -
     Reserve for customer refunds                             159,327                      -
     Unrealized loss on securities                              4,389                 27,089
     Foreign loss benefit                                   1,111,804                      -
     Other                                                     60,959                 55,283
                                                   -------------------    -------------------
                                                   -------------------    -------------------
          Total assets                                      3,080,354              1,217,543
                                                   -------------------    -------------------

Deferred Tax Liabilities:
  Excess of tax over book depreciation                         44,500                102,659
  Section 174 expense                                       1,004,319
  Installment sales                                                 -                 85,801
                                                   -------------------    -------------------
          Total liabilities                                 1,048,819                188,460
                                                   -------------------    -------------------
     Net deferred tax assets                           $    2,031,535           $  1,029,083
                                                   ===================    ===================

Management believes that it is more likely than not that the deferred tax assets will be realized and therefore no valuation allowance is considered necessary. Management expects to realize the foreign loss benefit, which has an indefinite carryforward period, against the gain on the sale of its foreign joint venture interest to be recognized in the first quarter of fiscal 1997 (see Note 12) and other future foreign income.

As discussed in Note 1, the Company adopted SFAS No. 109, during the fiscal year ended March 31, 1994. The effect of adopting SFAS No. 109 did not have a material impact on the Company's financial position or results of operations for the year ended March 31, 1994.

9.      COMMITMENTS AND CONTINGENCIES

         Operating Lease Commitments - The Company leases office and warehouse space under noncancellable operating leases. These leases include scheduled rent increases over their respective terms. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense charged to operations for the years ended March 31, 1996, 1995 and 1994 was $1,371,446, $894,121, and
         $730,917, respectively.

         Future minimum lease commitments as at March 31, 1996 are as follows:

          1997                                                   $1,476,552
          1998                                                    1,483,001
          1999                                                    1,432,358
          2000                                                    1,081,294
          2001                                                      972,757

          Thereafter through 2004                                 2,538,208
                                                            ================
                                                                 $8,984,170
                                                            ================

         Employment Contracts - The Company entered into employment agreements with its officers and certain key employees which will provide for aggregate annual salaries of approximately $1,752,150. Certain agreements call for (i) annual increases (ii) cost of living increases, and (iii) additional compensation, but only if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and or Company common stock.

         Bonus Incentive Plans - The Company has bonus incentive plans designed to reward key management personnel with bonuses based on the attainment of specified operating goals. Total bonuses under the bonus incentive plans for the years ended March 31, 1996, 1995 and 1994, were $ 405,948, $1,413,057, and $46,669, respectively.

         Profit Sharing Arrangement - For the fiscal years ended March 31, 1996, 1995 and 1994 the Company accrued for profit sharing in the amounts of $(865,000), $2,676,001, and $1,364,089, respectively.
         Such amounts are included in the financial statements in other income/(expense). (refer to Note 11)The accrued profit sharing due the Company as of March 31, 1996 and 1995 is $1,820,791 and $4,467,104, and such amounts are included in other receivables.

         Bank Line of Credit - The Company has a revolving credit agreement with a bank which provides for a maximum aggregate borrowing up to $10,000,000 with interest at the bank's prime rate or LIBOR plus 2%. As of March 31, 1996 the Company had no outstanding borrowings under this agreement.

         Letters of Credit - At March 31, 1996, the Company was contingently liable for letters of credit which are as follows:

            (i) Standby letter of credit in the amount of $42,623 issued to the landlord in lieu of a rent security deposit.

           (ii) Standby letter of credit in the amount of $16,339 issued to a lessor on certain equipment leased. The Company has pledged funds in a certificate of deposit as collateral for the letter of credit.

         Litigation -

            (i) In 1989, a lawsuit was filed in an Illinois court against a subsidiary of the Company by a former agent alleging breach of contract. While the complaint does not specify the dollar amounts of its alleged damages, the Plaintiff retained an expert witness who estimates the Plaintiff's damages in excess of $9 million. Recently, the District Court ruled that the report from Plaintiff's damage expert was not admissible at trial. This ruling would preclude Plaintiff's expert from offering trial testimony based on legal theories contained in his report. The Company has retained its own economic expert who will directly refute the magnitude of the plaintiff's damages. The Company's expert has concluded that the maximum amount recoverable by the Plaintiff, if any, is less than $1 million after allowances of all appropriate offsets. The Company intends to vigorously defend this lawsuit. No trial date has been set as yet.

                  In February 1996, the Plaintiff in this matter filed another lawsuit in an Illinois court against a subsidiary of the Company, the parent Company, the parent Company's Chairman and the parent Company's President alleging that the Defendants tortuously interfered with the Plaintiff's business relationships after the Plaintiff was terminated as an agent. The Plaintiff seeks to recover commissions that it contends it would have earned if the Defendants had not precluded the
                  Plaintiff from servicing certain accounts after the Plaintiff's termination. In the Complaint the Plaintiff is seeking $8 million in compensatory damages. The Plaintiff also seeks to recover punitive damages in the amount of $24 million. All of the Defendants deny and dispute Plaintiff's claims against them in this case, and they intend to vigorously defend and oppose those claims.

           (ii) In December 1993, a lawsuit was filed by a former officer and director of the Company, David Robertson ,against the Company and one of its subsidiaries in a Texas Court. The matter is currently pending before the American Arbitration Association in Connecticut. Robertson has alleged that the Company wrongfully terminated an employment agreement between Robertson and WDBS, and that the Company engaged in tortuous interference and fraud. Robertson has requested damages ranging from $450,000 to $5 million which includes his request for punitive damages. The Company has denied all material allegations in the claims. The Company has asserted a counterclaim in the amount of approximately $340,000 for reimbursement of attorneys' fees advanced by it on behalf of Robertson in connection with certain other actions. Management intends to vigorously defend against Robertson's claims and to vigorously prosecute its counterclaims. No hearing is presently scheduled on this matter.

                  Management believes that the ultimate outcome of these matters will not have a substantial impact on the operations of the company.

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

         The portions of the options that are based upon the Company's earnings, consisting of fifty percent (50%) of the total options granted, became exercisable on October 22, 1995.

         Stock options granted during the years ended March 31, are as follows:

                                                                                   March 31,
                                                      ----------------- -- ------------------ -- ---------------------
                                                            1996                 1995                    1994
Options outstanding at beginning of
     year - shares                                       3,233,500            3,237,833             3,214,500
Options granted                                              9,524               91,667               121,833
Options canceled                                              -                 (21,000)              (58,000)
Options exercised                                          (25,000)             (75,000)              (40,500)
                                                      -----------------    ------------------    ---------------------
Options outstanding
     at end of year                                      3,218,024            3,233,500             3,237,833
                                                      =================    ==================    =====================

Exercise price options outstanding                    $1.63-$6.38          $1.63-$6.38           $1.63-$6.38
                                                      =================    ==================    =====================
Exercise price of options exercised                        $2.50                 $2.50           $1.63-$2.50
                                                      =================    ==================    =====================

         In October 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Operations over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro-forma impact, net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Operations based on the intrinsic value method prescribed in Accounting Principles Board No. 25, Accounting for Stock Issued to Employee.

         Management is evaluating the effect of the new pronouncement on its stock option plans and has not determined which option will be utilized when implemented.


11.     OTHER INCOME/(EXPENSE)

         Other income/(expense) is comprised of the following:

                                                                                March 31,
                                                       -------------------------------------------------------------
                                                             1996                  1995                  1994
Interest and dividend income                               $622,873              $519,592              $209,301
Interest expense                                           (182,523)             (88,032)             (146,530)
Profit sharing (refer to Note 9)                           (865,000)            2,676,001             1,364,089
Write-off note receivable                                  (222,845)                -                     -
Miscellaneous                                                (4,125)                -                     -
                                                       ------------------    -----------------     -----------------

                                                          $(651,620)            $3,107,561            $1,426,860
                                                       ==================    =================     =================

Profit Sharing amounts were reflected as a component of Direct Costs in prior years' financial statements.

12.      JOINT VENTURE AGREEMENT AND SALE

         In July, 1993, the Company and American International Group Inc. ("AIG") formed a corporate joint venture, Techmark Services Ltd. ("Techmark" or the "Joint Venture") owned fifty-one percent (51%) by AIG and forty-nine percent (49%) by the Company.

         In conjunction with the foregoing alliance, in October, 1993, AIG purchased, for a price of $6,430,000, options and a special issue of preferred stock which was convertible into an issue of new shares of common stock which, subsequent to its issuance, would be equivalent to twenty percent (20%) of the Company's issued and outstanding common stock. Under the terms of the purchase agreement, AIG had the right to purchase an increased interest in the Company, to a maximum of thirty percent (30%) of the Company's issued and outstanding common stock, if certain operating goals were achieved by the Company.

         On April 18, 1996, the Company and AIG consumated an agreement for the termination of the Techmark Joint Venture (the "Agreement"). Under the terms of the Agreement, AIG agreed to purchase the Company's forty-nine (49%) interest in the joint venture for approximately $3.8 million and for the Company to repurchase the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish their rights to other options under the original agreement. As a result of this transaction, the Company no longer has any investment in or liability to the Joint Venture and will no longer record any equity in the operations of the Joint Venture. The redemption value will be offset by the amount due the Company from the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996 with a final installment of $140,960 due March 1999. In the event of default by the Company under the note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date.

         At March 31, 1996, the Company's carrying value of its investment amounted to $1,885,674 which will result in a gain on the sale of the investment of $1,876,480, the excess of the proceeds over the carrying value, to be recognized in the first quarter of fiscal 1997.

         Also, as part of the agreement, AIG paid the Company $1,480,000 related to amounts due the Company as of March 31, 1996, under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit to the benefit of AIG through December 2002 which can be drawn upon by AIG in the event the ultimate profit sharing amount due the Company is less than the amount previously paid. It is anticipated that no amounts will be due AIG under the letter of credit.


         13.      ACQUISITION

         In July of 1995, Warrantech International, Inc., acquired Home Guarantee Corporation Plc (subsequently renamed Warrantech Europe Plc.) a British Company, which markets home warranty products, as well as, other warranty products similar to those marketed by the Company in the United States. The acquisition was accounted for as a purchase and the resultant goodwill amounting to $695,800 is being amortized over a 10 year period.

         14.      SIGNIFICANT CUSTOMERS

         The Company has two significant customers that accounted for approximately 19% of consolidated gross revenues for the year ended March 31, 1996 and one customer that accounted for approximately 10% and 11% of consolidated gross revenues for the years ended March 31, 1995 and 1994, respectively.

         15.      RELATED PARTY TRANSACTION

         During the years ended March 31, 1996 and 1995 the Company recognized net insurance expense of $27,774,163, $15,893,173, respectively for insurance coverage provided by AIG for certain service contract programs. At March 31, 1996 and 1995 the Company had a receivable for accrued profit sharing from AIG of $1,480,000 and $1,524,920, respectively.

================================================================================
16.     Quarterly Financial Data (Unaudited)
================================================================================

         The following fiscal 1996 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 1995 and 1994 and March 31, 1996 and 1995 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                         Quarter Ended                   Quarter Ended            Quarter Ended                Quarter Ended
                            June 30,                     September 30,             December 31,                   March 31,
                              --------                     -------------             ------------                  ---------
                      1995         1994             1995          1994         1995          1994           1996       1995
                      ----         ----             ----          ----         ----          ----          ----        ----

Net revenues      $19,994,221    $13,939,184    $23,417,612    $17,018,432  $34,396,845  $20,202,935   $31,272,046    $19,378,774

Income from
 operations         1,487,194         52,333      1,410,907        289,917    2,780,482      678,391       (36,861)       974,394

Income
  before provision
  for income taxes  1,390,502        968,155      1,095,485        834,275    3,016,148    1,271,041    (1,469,781)(1)  1,730,853

Net income           $650,460     $  618,813       $607,503       $539,652   $1,626,809   $1,032,696   $  (489,910)(2)$   704,627(3)
Earnings per
  share:

Primary              $.04              $.04         $.04           $.04         $.10         $.07           ($.04)         $.04
Fully Diluted        $.04              $.04         $.04           $.03         $.09         $.06           ($.03)         $.04

(1) As a result of renegotiation of the Company's profit sharing agreements, and a reexamination of it's current experience, the Company recorded a charge of $1,300,000 during the fourth quarter of fiscal 1996. In addition, the Company reserved for the potential uncollectability of a note receivable in the amount of $222,845 related to a prior year's sale of a business.

(2) Based on the agreement to sell the Techmark Joint Venture (see Note 12), which will result in a gain to be recorded in fiscal 1997, a tax benefit of $627,000 was recorded in the fourth quarter related to equity losses of Techmark recognized by the Company.

(3) As a result of reviews with its insurers of profit sharing calculations, the Company increased its profit sharing income by approximately $700,000 in the fourth quarter of fiscal 1995.

================================================================================

================================================================================


                                                            WARRANTECH CORPORATION AND SUBSIDIARIES
                                                                  FINANCIAL STATEMENT SCHEDULE
                                                        SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS



- ------------------------------------------------------------------------------ --------------------------------------------------
              Column                   Column                      Column                          Column               Column
                A                        B                           C                               D                    E
- ------------------------------------------------------------------------------ --------------------------------------------------
- ------------------------------------------------------ ----------------------- --------------------------------------------------
                                     Balance at                  Additions                     Deductions            Balance at


            Description               Beginning     Charged to Costs     Charged to Other                              End of
                                       of Year       and Expense (a)    Accounts-Describe       Describe (b)            Year
- ------------------------------------------------------------------------------------------------------ --------------------------
Year Ended March 31, 1996:
  Allowance for doubtful accounts    $ 126,115       $  363,179        $       -              $   39,202           $   450,092

Year Ended March 31, 1995:
  Allowance for doubtful accounts         -             427,483                -                 301,368               126,115

Year Ended March 31, 1994:
  Allowance for doubtful accounts       5,000            10,995                -                  15,995                 -



(a)  Bad debt expense charged to operations pertaining to accounts receivable.

(b)  Amount of write-offs during the year.

Item 9.     Disagreements on Accounting and Financial Disclosures

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

      The Company believes that in connection with its audit of the fiscal year ended March 31, 1994 and through August 11, 1994, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte & Touche would have caused them to make reference thereto in their report on the financial statements for the fiscal year ended March 31, 1994. In discussions with Deloitte & Touche in connection with the preparation of the Form 8-K, announcing their dismissal as independent accountants, Deloitte & Touche informed the Company that there were three issues raised during the course of their audit of the Company's financial statements for the fiscal year ended March 31, 1994, which they believe constituted disagreements. All of these issues were, however, resolved to Deloitte & Touche's satisfaction in the presentation of the financial statements. The issues raised by Deloitte & Touche were as follows:

      - Profit sharing recognition methodology, whereby Deloitte & Touche evaluated the Company's methodology for the recognition of profit sharing which is based on a calculation of profits as determined in accordance with contractual agreements between the Company and certain insurance companies, and concluded that the profit sharing calculation methodology should instead be based on an estimate of ultimate profit, if any, to be earned under the contractual agreements (contractually stipulated maximum allowable losses less actuarial estimate of ultimate losses) multiplied by the ratio of losses paid to date to the actuarial estimate of ultimate losses to be incurred under the contractual agreements.

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

      - Capitalization of start-up costs with respect to the Company's joint venture, Techmark Services Ltd., formed in July 1993, whereby the Company inquired as to the appropriateness of the deferral of certain start-up costs of the joint venture. While there were several discussions relating to the accounting for such costs, the determination by Deloitte & Touche that deferral of such costs would be inappropriate was agreed to by the Company and no adjustment ever was proposed, insisted upon or required by the Company.

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

                          PART III


Item 10.   Directors and Executive Officers of the Registrant

                  Incorporated by Reference to the Company's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed pursuant to regulation 14A promulgated under the Securities and Exchange Act of 1934, as amended (the "Proxy Statement").


Item 11.   Executive Compensation

                  Incorporated by Reference to the Proxy Statement.


Item 12.   Security Ownership of Certain Beneficial Owners and Management

                  Incorporated by Reference to the Proxy Statement.


Item 13.   Certain Relationships and Related Transactions

                  Incorporated by Reference to the Proxy Statement.

                                            PART IV


   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a) 1. and 2. Financial Statements and Financial Statement Schedules: see accompanying Index to Financial Statements and Financial Statement Schedule,
  page 19.

             (b) Reports on Form 8-K during the last quarter: None.

                                  (c) Exhibits

    3(a) - Certificate of Incorporation filed June 22, 1983. Incorporated by reference to the Company's Registration Statement on Form S-18, filed on November 23, 1983, Registration No. 2-88097-NY.

     (b) - Certificate of Amendment of Certificate of Incorporation filed October 24, 1983. Incorporated by reference to the Company's Registration Statement on Form S-18, filed on November 23, 1983, Registration No. 2-88097-NY.

     (c) - Certificate of Amendment of Certificate of Incorporation dated June 29, 1987. Incorporated by reference to the Company's Form 8 Amendment to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1987, file no. 0-13084.

     (d) - Certificate of Designation of the Company with respect to the Preferred Stock as filed with the Secretary of State of Delaware on October 12, 1993. Incorporated by reference to the Company's Report on Form 10- K for the fiscal year ended March 31, 1994.

     (e) - By-laws of the Company, as amended. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 10, 1988, file no. 0-13084.

    10(a) - Form of Sales Distributor Agreement. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

      (b) - Form of Service Center Agreement. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

      (c) - Form of Dealer Agreement. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

      (d) - Form of Sales Agent Agreement. Incorporated by reference to the Company's Registration Statement on Form S-1, filed on September 5, 1986, Registration No. 3-8517.

      (e) - 1988 Employee Incentive Stock Option Plan of the Company.

      (f) - Employment Agreement dated April 1, 1996, between the Company and Michael J. Salpeter.

      (g) - Insurance policy between the Company and Houston General
            Insurance Company pertaining to service contracts issued by Inacom Corporation. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992, file no. 0-13084.

      (h) - Insurance policy between the Company and Houston General Insurance Company pertaining to service contracts issued by Damark Inc. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992, file no.
                           0-13084.

     (i) -  Insurance  policy  between the Company and Houston
            General  Insurance  Company   pertaining  to  service
            contracts written in all states except Florida.

     (j) - Insurance policy between the Company and Houston General Insurance Company pertaining to service contracts issued by CompUSA.

     (k) - Insurance policy between the Company and Houston General Insurance company pertaining to service contracts written by WCPS of Florida, Inc.(excluding Inacom Corporation).

     (l) - Insurance policy between the Company and Houston General Insurance company pertaining to service contracts written by WCPS of Florida, Inc. through CompUSA.

     (m) - Settlement and Runoff Agreement between the Company, its
           wholly   owned subsidiaries Warrantech Dealer Based Services, Inc.
           and Warrantech Consumer Product Services, Inc. and American Hardware Mutual Insurance Company ("AHM") regarding termination of insurance coverage by AHM. (This document has been omitted and accorded confidential treatment by the Securities and Exchange Commission pursuant to an Order Granting
           Application Pursuant to Rule 24b-2 Under the Securities Exchange Act of 1934, As Amended, Respecting Confidential Treatment of Exhibits 10(v) and 10(w) Contained in Registrant's Form 10-K for the fiscal year ended March 31, 1992, issued by the Division of Corporation Finance.)

     (n)-  Revolving Loan Agreement between the Company and Peoples Bank.

     (o)-  Administrator   Agreement  -  Consumer   Products,
           between Houston General Insurance Company and Warrantech Consumer Product Services, Inc. (This
           document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential Treatment Request.)

     (p)- General Agency Agreement between American International Group, Inc. and Warrantech Automotive. Inc. (This document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.)

     (q)- Master Agreement between American International Group, Inc. and the Company (Section 1.6 of this document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.)


     11 -  Statements re: computation of per share earnings.

     21 -  Subsidiaries of the Company.

     27 -  Financial Data Schedule.

     28 - Stipulation and Consent Order of Illinois. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1988, file no. 0-13084.

  99(a)- Complaint in Action entitled David Robertson v. Warrantech Corporation and Warrantech Automotive Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993; file no. 0-13084.

    (b)- Amended Complaint in Action entitled The Oak Agency, Inc. and The
         Oak Financial Services,Inc. vs. Warrantech Dealer Based Services,
         Inc., Case No. 91 C 6677, filed in the United States District Court for the Northern District of Illinois.

    (c)- Complaint in Action entitled The Oak Agency, Inc., et al. v. Warrantech, Inc., et al., Case No. 96 C 1106, filed in the United States District Court for the Northern District of Illinois.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                       WARRANTECH CORPORATION

Dated:        June 28, 1996            By:   Joel San Antonio
                                     ------------------------------
                                      Joel San Antonio
                                      Chairman of The Board and
                                      Principal Executive Officer


Dated:        June 28, 1996          By:  Bernard J. White
                                    -------------------------------
                                     Bernard J. White, Vice President, Finance
                                     & Treasurer/ Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                          Title                                    Date

Joel San Antonio                                   Principal Executive Officer,             June 28, 1996
                                                   Chairman of the Board and Director
- ------------------------------------------------
(Joel San Antonio)

William Tweed                                      Vice Chairman and Director               June 28, 1996

- ------------------------------------------------
(William Tweed)

Michael Salpeter                                   President and Director                   June 28, 1996

- ------------------------------------------------
(Michael Salpeter)


Desiree Kim Caban                                  Secretary                                June 28, 1996

- ------------------------------------------------
(Desiree Kim Caban)

Jeffrey J. White                                   Director                                 June 28, 1996

- ------------------------------------------------
(Jeffrey J. White)

Lawrence Richenstein                               Director                                 June 28, 1996

- ------------------------------------------------
(Lawrence Richenstein)

                  Exhibit List


3(a)- Certificate of Incorporation filed June 22, 1983. Incorporated by reference to the Company's Registration Statement on Form S-18, filed on November 23, 1983, Registration No. 2-88097-NY.

(b) - Certificate of Amendment of Certificate of Incorporation filed October 24, 1983. Incorporated by reference to the Company's Registration Statement on Form S-18, filed on November 23,
      1983, Registration No. 2-88097-NY.

(c) - Certificate of Amendment of Certificate of Incorporation dated June 29, 1987. Incorporated by reference to the Company's Form 8 Amendment to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1987, file no. 0-13084.

(d)- Certificate of Designation of the Company with respect to the Preferred Stock as filed with the Secretary of State of Delaware on October 12, 1993.
      Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994.

(e)- By-laws of the Company, as amended. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 10, 1988, file no. 0-13084.

10(a)- Form of Sales Distributor Agreement. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

  (b)- Form of Service Center Agreement, Incorported by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

  (c)- Form of Dealer Agreement. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

  (d)- Form of Sales Agent Agreement. Incorporated by reference to the Company's Registration Statement on Form S-1, filed on
       September 5, 1986, Registration No. 3-8517.

  (e)- 1988 Employee Incentive Stock Option Plan of the Company.

  (f)- Employment Agreement dated April 1, 1996, between the Company and Michael J. Salpeter.

  (g)- Insurance policy between the Company and Houston General
       Insurance Company pertaining to service contracts issued by Inacom Corporation. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992, file no. 0-13084.

  (h)-Insurance  policy  between the Company and Houston
      General  Insurance  Company   pertaining  to  service
      contracts issued by Damark Inc. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992, file no.
      0-13084

  (i)-Insurance  policy  between the Company and Houston
      General  Insurance  Company   pertaining  to  service
      contracts written in all states except Florida.

  (j)-Insurance policy between the Company and Houston General Insurance Company pertaining to service contracts issued by CompUSA.

  (k)-Insurance policy between the Company and Houston General Insurance company pertaining to service contracts written by WCPS of Florida,Inc. (excluding Inacom Corporation).

  (l)-Insurance policy between the Company and Houston General Insurance company pertaining to service contracts written by WCPS of Florida,Inc. through CompUSA.


  (m)-Settlement and Runoff Agreement between the Company, its
      wholly   owned subsidiaries Warrantech Dealer Based Services, Inc.
      and Warrantech Consumer Product Services, Inc. and American Hardware Mutual Insurance Company ("AHM") regarding termination of insurance coverage by AHM. (This document has been omitted and accorded confidential treatment by the Securities and Exchange Commission pursuant to an Order Granting
      Application Pursuant to Rule 24b-2 Under the Securities Exchange Act of 1934, As Amended, Respecting Confidential Treatment of Exhibits 10(v) and 10(w) Contained in Registrant's Form 10-K for the fiscal year ended March 31, 1992, issued by the Division of Corporation Finance.)

  (n)-Revolving Loan Agreement between the Company and Peoples Bank.

  (o)-Administrator   Agreement  -  Consumer   Products,
      between   Houston  General   Insurance   Company  and
      Warrantech  Consumer  Product  Services,  Inc.  (This
      document   has  been   omitted  and  has  been  filed
      separately   with   the   Securities   and   Exchange
      Commission  pursuant  to  a  confidential   Treatment
      Request.)


  (p)-General Agency Agreement between American International Group, Inc. and Warrantech Automotive. Inc. (This document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.)

 (q)- Master Agreement between American International Group, Inc. and the Company (Section 1.6 of this document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.)


 11 - Statements re: computation of per share earnings.

 21 - Subsidiaries of the Company.

 27 - Financial Data Schedule

 28 - Stipulation and Consent Order of Illinois. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1988, file no. 0-13084.

99(a) - Complaint in Action entitled David Robertson v. Warrantech
        Corporation and Warrantech Automotive Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal
        quarter ended    December 31, 1993; file no. 0-13084.

  (b)-  Amended Complaint in Action entitled The Oak Agency, Inc. and The
        Oak Financial Services,Inc. vs. Warrantech Dealer Based Services,
        Inc., Case No. 91 C 6677, filed in the United States District Court for the Northern District of Illinois.

  (c)-  Complaint in Action entitled The Oak Agency, Inc., et al. v.
        Warrantech, Inc., et al., Case No. 96 C 1106, filed in the United States District Court for the Northern District of Illinois.