Form 10-Q
period 1996-06-30
WARRANTECH CORP
filed 1996-08-12
CIK 735571

UNITED STATES

                               SECURITIES AND EXCHANGE COMMISSION

                                     Washington, D.C. 20549

                                           FORM 10-Q

(Mark One)
                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)                          OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended         June 30, 1996
                                                               OR

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

                Class                          Outstanding at June 30, 1996
Common stock, par value $.007 per share            13,082,181 shares

                   WARRANTECH CORPORATION AND SUBSIDIARIES

                                 JUNE 30, 1996
                                  (Unaudited)


                                   I N D E X

                                                                       Page No.
PART I - Financial Information:


         Item 1.  Financial Statements:


         Condensed Consolidated Balance Sheet at June 30, 1996 (Unaudited)
          and March 31, 1996.............................................  3

         Condensed Consolidated Statement of Operations
          For the Three Months Ended June 30, 1996
          and 1995 (Unaudited) ..........................................  4


         Condensed Consolidated Statement of Cash Flows
          For the Three Months Ended June 30, 1996
          and 1995 (Unaudited) ..........................................  5

         Notes to Condensed Consolidated Financial Statements (Unaudited). 6


         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ........  8



PART II  - Other Information                                              10

Signatures .............................................................. 11

                  WARRANTECH CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET


                                   A S S E T S

                                                         1996             1996
                                                    -------------    --------------
                                                      (Unaudited)
Current Assets:
Cash and cash equivalents                           $   13,687,509   $  11,859,487

Investments in marketable securities                       744,576         824,648

Accounts receivable,(net of allowances of $347,793
and $450,092, respectively)                             17,127,882      16,160,209


Other receivables, net                                   5,835,137       8,610,919
Prepaid expenses, prepaid income taxes
   and other current assets                              1,435,277         988,936
                                                      -------------    --------------
   Total Current Assets                                 38,830,381      38,444,199
                                                      -------------    --------------


Property and Equipment - Net                             7,232,617       6,802,798
                                                      -------------    --------------



Other Assets:
Excess of cost over fair value of assets acquired
  ( net of accumulated amortization of
    $3,289,482 and $3,170,089, respectively)             3,999,150       4,118,544
Investment in and advances to joint venture                 -            1,885,674
Deferred income taxes                                    1,326,475       2,031,535
Investments in marketable securities                     1,478,189       1,363,047
Certificates of deposit and cash trust fund -
    restricted                                             700,000         700,000

Split dollar life insurance policies                       730,025         683,893

Notes receivable - long-term                                85,024          87,760
Collateral security fund                                   199,389         199,389
Other assets                                               267,809         296,871
                                                     -------------    --------------

          Total Other Assets                             8,766,061      11,366,713
                                                     -------------    --------------


                Total Assets                           $54,849,059     $56,613,710
                                                     =============    ==============


                                       Page 3

                LIABILITIES, PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY

                                                             June 30,          March 31,
                                                                1996              1996
                                                          ---------------    --------------
                                                            (Unaudited)

Current Liabilities:
Current maturities of long-term debt and capital lease    $   1,524,600      $   648,650
obligations

Insurance premiums payable                                   15,332,718       16,247,247
Income taxes payable                                            672,187        1,795,018

Accounts and commissions payable                              6,315,196        4,809,527
Accrued expenses and other current liabilities                1,849,837        1,722,545
                                                          ---------------    --------------
   Total Current Liabilities                                 25,694,538       25,222,987
                                                          ---------------    --------------

Deferred Revenues                                             4,022,867        3,654,794
                                                          ---------------    --------------

Long-Term Debt and Capital Lease Obligations                  2,678,430        1,124,015
                                                          ---------------    --------------

Deferred Rent Payable                                           594,422          534,620
                                                          ---------------    --------------

Commitments and Contingencies

Convertible Exchangeable Preferred Stock-
  $.0007 par value
   Authorized, 15,000,000 shares
   Issued and outstanding - None at June 30, 1996 and 3,234,697 shares at March 31, 1996
   (Redemption value - $6,430,000)                                 -           6,420,363
                                                          ---------------    --------------


 Common Stockholders' Equity:
   Common stock - $.007 par value
     Authorized             - 30,000,000 shares
     Issued and outstanding - 13,082,181 shares
      at June 30, 1996 and at March 31, 1996                      89,375          89,375

   Additional paid-in-capital                                 12,212,641      12,212,641
   Net unrealized loss on investments, net of income
   taxes of $4,389                                                (6,832)        (15,031)
   Accumulated translation adjustments                           (12,832)        (10,520)
   Retained earnings                                          10,039,316       7,843,332
                                                           ---------------    --------------
                                                              22,321,668      20,119,797
Less:  Deferred compensation                                     (70,116)        (70,116)
Treasury stock - at cost, 93,000 shares
   at June 30, 1996 and March 31, 1996                          (392,750)       (392,750)
                                                          ---------------    --------------
       Total Common Stockholders' Equity                      21,858,802      19,656,931
                                                          ---------------    --------------


        Total Liabilities, Preferred Stock  and
            Common Stockholders'  Equity                     $54,849,059     $56,613,710
                                                          ===============    ==============

           See accompanying notes to condensed consolidated financial statements.

                                                            WARRANTECH CORPORATION AND SUBSIDIARIES

                                                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                          (Unaudited)


                                                                                           For the Three Months Ended
                                                                                                    June 30,
                                                                                   -----------------------------------------
                                                                                          1996                   1995
                                                                                   ------------------     ------------------

Gross revenues                                                                        $36,000,025            $20,154,335
Net increase in deferred revenues                                                      (  367,701)              (160,114)
                                                                                   ------------------     ------------------

Net revenues                                                                           35,632,324             19,994,221
                                                                                   ------------------     ------------------

Costs and expenses:
   Direct costs                                                                        26,173,699             12,538,938
   Service, selling, and general and administrative                                     7,410,636              5,572,729
   Provision for bad debt expense                                                          41,156                109,536
   Depreciation and amortization                                                          519,889                285,824
                                                                                   ------------------     ------------------

Total costs and expenses                                                               34,145,380             18,507,027
                                                                                   ------------------     ------------------

Income from operations                                                                  1,486,944              1,487,194
                                                                                   ------------------     ------------------

Gain on sale of equity joint venture                                                    1,876,480                     -
Equity loss from joint venture                                                                 -                (416,905)
Other income                                                                              103,021                320,213
                                                                                   ------------------     ------------------

Income before provision for income taxes                                                3,466,445              1,390,502
Provision for income taxes                                                              1,347,210                740,042
                                                                                                          ------------------
                                                                                   ==================
Net Income                                                                         $    2,119,235           $    650,460
                                                                                   ==================     ==================

Earnings per share:
   Primary                                                                                 $.16                   $.04
   Fully Diluted                                                                           $.15                   $.04

Weighted average number of shares outstanding:
   Primary                                                                             13,644,452             15,702,401
   Fully Diluted                                                                       13,709,869             16,943,218



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


                                                                    WARRANTECH CORPORATION AND SUBSIDIARIES

                                                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                   (Unaudited)


                                                                                                 For the Three Months
                                                                                                    Ended June 30,
                                                                                    ----------------------------------------------
                                                                                             1996                     1995
                                                                                    ---------------------    ---------------------
 Net cash provided by (used in) operating activities                                $  2,613,571             ($     35,009)
                                                                                    ---------------------    ---------------------

 Cash flows from investing activities:
    Purchase of property and equipment                                              (      361,363)           (    549,664)
    Investment in marketable securities                                             (      126,678)           (    323,912)
    Proceeds from sale of marketable securities                                            100,000                 200,000
                                                                                    ---------------------    ---------------------
 Net cash provided by (used in) investing activities                                (      388,041)           (    673,576)
                                                                                    ---------------------    ---------------------

 Cash flows from financing activities:
     (Increase) decrease in notes receivable                                                 2,736            (     43,180)
    Repayments of borrowings                                                        (      400,244)           (     87,954)
    Purchase of treasury stock                                                                  -             (     29,585)
    Proceeds from borrowings of debt                                                            -                  790,000
                                                                                    ---------------------    ---------------------
 Net cash provided by (used in) financing activities                                (      397,508)                629,281
                                                                                    ---------------------    ---------------------

 Net increase (decrease) in cash and cash equivalents                                    1,828,022             (    79,304)

 Cash and cash equivalents at beginning of period                                       11,859,487               3,039,361
                                                                                    ---------------------    ---------------------

 Cash and cash equivalents at end of period                                         $   13,687,509           $   2,960,057
                                                                                    =====================    =====================

 Supplemental Cash Flows Information:

    Cash Payments for the Periods:

       Interest                                                                     $       78,601           $     13,139
                                                                                    =====================    =====================
       Income taxes                                                                 $    1,769,725             $  304,500
                                                                                    =====================    =====================

 Noncash Investing and Financing Activities:

 Gain on sale of investment in joint venture                                        $    1,876,480                      -
 Purchase of preferred stock                                                             6,420,363                      -
 Note issued in connection with purchase of preferred stock                              2,395,960                      -
 Capital lease obligations incurred                                                        434,649                      -
                                                      See accompanying notes to condensed consolidated financial statements.
                                                                                      Page 5

                     WARRANTECH CORPORATION AND SUBSIDIARIES

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   JUNE 30, 1996
                                    (Unaudited)




1.  THE COMPANY

Warrantech Corporation, ("Warrantech" or the "Company"), through its wholly owned subsidiaries Warrantech Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc. markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment in the United States, Puerto Rico, Mexico, Canada and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The predominant terms of the contracts and manufacturer's warranties range from one (1) to eighty-four (84) months.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1996.

3.  JOINT VENTURE


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

On April 18, 1996, the Company and AIG consummated an agreement for the termination of the Techmark Joint Venture (the "Agreement"). Under the terms of the Agreement, AIG agreed to purchase the Company's forty-nine (49%) interest in the Joint Venture for approximately $3.8 million and the Company agreed to repurchase the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish their rights to other options under the original agreement. As a result of this transaction, the Company no longer has any investment in or liability to the Joint Venture and will no longer record any equity in the operations of the Joint Venture. The redemption value will be offset by the amount due the Company from the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996 with a final installment of $140,960 due March 1999. In the event of default by the Company under the note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date.

At March 31, 1996, the Company's carrying value of its investment amounted to $1,885,674 which resulted in a gain on the sale of the investment of $1,876,480, recognized in the first quarter of fiscal 1997.

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

                 WARRANTECH CORPORATION AND SUBSIDIARIES


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Gross revenues for the three month periods ended June 30, 1996 and 1995 were $36,000,025 and $20,154,335, respectively, representing an increase of 79%. The gross revenues attributable to consumer product and automotive programs reflect increases of approximately $11 million related to new business and approximately $5 million related to volume increases with existing customers
and renewals.   Revenues of Warrantech Europe (formerly Home Guarantee
Corporation Plc acquired July 1995) were insignificant to consolidated gross revenues for the three month period ended June 30, 1996.

The net increase in deferred revenues for the three month period ended
June 30, 1996 as compared with the same period a year ago is directly attributable to the increased number of service contracts sold with a service period greater than one year during the current period offset in part by the amounts earned on expiring contracts during the same period. The Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs and defers an amount sufficient to meet future administrative costs and a reasonable gross profit thereon.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $26,173,699 for the three month period ended June 30, 1996 as compared to $12,538,938 for the three month period ended June 30, 1995. The increase is directly attributable to the volume increases in contracts sold and a higher level of premium reflecting improved coverage on selected programs. The direct costs also reflect a shift in the mix of business from core service contract programs to more private label third party administration programs which generally result in higher premium and commission levels and directly impacted the Company's income from operations.

Service, selling, general and administrative expenses for the three month period ended June 30, 1996 amounted to $7,410,636 as compared with $5,572,729 for the three month period ended June 30, 1995. The relative dollar increase in the current fiscal year is directly attributable to increases in sales and marketing acquisition costs and relocation expense. These increases are related to payroll, payroll related and training costs arising from an increase in head count to meet the service requirements associated with the increased number of service contracts being sold as compared with the same levels a year ago and office facilities expenses associated with additional office space.
In addition, service selling, general and administrative expenses include approximately $340,000 of expenses related to Warrantech Europe which was acquired in July of 1995. As a percentage of gross revenues service, selling, general and administrative expenses represent 21% and 28%, respectively, which is indicative of management's efforts to contain its overhead costs while maintaining the highest quality of service levels to its customers.

The increase in depreciation and amortization reflect a higher level of depreciation as a result of the approximately $5.1 million increase in assets placed in service during fiscal 1996. This increase in assets is directly attributable to an ongoing upgrade of the Company's information systems.

In April 1996, the Company and its joint venture partner, AIG, agreed to terminate the joint venture, Techmark Services Ltd.,. Under the terms of the agreement, AIG agreed to purchase the Company's forty-nine percent (49%) investment in the joint venture for $3,762,154. As of March 31, 1996, the Company's carrying value of the joint venture investment amounted to $1,885,674 which resulted in a gain recognized in the three month period ended
June 30, 1996 amounting to $1,876,480. The equity loss from the joint venture recognized in the three month period ended June 30, 1995 represents the Company's share of the joint venture losses for that period.

The provision for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year. The higher effective tax rate for the three month period ended June 30, 1995 reflects the non-deductibility of the foreign losses for US purposes at that time.

Net income for the three month period ended June 30, 1996 was $2,119,235 or $.16 based on the weighted average primary shares as compared with $650,460 or $.04 per share calculated on the same basis a year ago. The earnings per share for the three month period ended June 30, 1996 includes the effect of the gain on the sale of the joint venture ($.08), and the favorable effect of the decrease in weighted average shares resulting from the retirement of the preferred stock ($.02).

Liquidity and Financial Resources

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months.
Cash provided by operations during the three month period ended June 30, 1996 amounted to $2,613,571 which is principally attributable to new accounts as compared with comparable levels of accounts receivable at June 30, 1995.

The Company has a line of credit with a bank which provides for a maximum aggregate borrowing up to $10 million. The line of credit is secured by certain accounts receivable and has been renewed and now expires on August 31, 1997. At June 30, 1996, the Company did not have any borrowing under the line of credit.

In connection with the Company's ongoing upgrade of its information systems, the Company has financed additional equipment during the three month period ended June 30, 1996 through capital lease transactions amounting to $434,649.

In connection with the sale of the Company's joint venture interest to AIG, the Company agreed to repurchase 3,234,697 shares of convertible exchangeable preferred stock held by AIG at their redemption value of $6,430,000. this amount was offset by the amount due the Company for the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable. The note is payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996, with a final installment of $140,960 due march 1999. Also, as part of the agreement, AIG agreed to pay the Company $1,480,000 related to amounts due the Company under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit to the benefit of AIG through December 31, 2002 which can be drawn against by AIG in the event that the ultimate profit sharing amount due the Company is less than the amount paid. It is anticipated that no amounts will be due AIG under this letter of credit.

The effects of inflation have not been significant to the Company since its formation.

PART II. Other Information


Item 1.       Legal Proceedings

              A. No material developments regarding litigation have occurred since March 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended
                   March 31, 1996.

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




                            WARRANTECH CORPORATION



                     S/N/S  Joel San Antonio

                     Joel San Antonio - Chairman of the Board
                              (Chief Executive Officer)


Date:  August 9, 1996


                      S/N/S  Bernard J. White

                                    Bernard J. White
                              (Chief Financial Officer)


Date:  August 9, 1996