Form 10-Q
period 1996-09-30
WARRANTECH CORP
filed 1996-11-01
CIK 735571

UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)          OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarterly Period Ended September 30, 1996

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

         Registrant's telephone number, including area code 203) 975-1100


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

                    Class                  Outstanding at September 30, 1996_
Common stock, par value $.007 per share             13,083,588 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                               SEPTEMBER 30, 1996
                                  (Unaudited)


                                   I N D E X


                                                                      Page No.
PART I  -  Financial Information:


          Item 1.  Financial Statements:


          Condensed Consolidated Balance Sheet at September 30, 1996
          Unaudited) and March 31, 1996.............................     3


          Condensed Consolidated Statement of Operations
          For the Six and Three Months Ended September 30, 1996
          and 1995 (Unaudited) ....................................      4


          Condensed Consolidated Statement of Cash Flows
          For the Six Months Ended September 30, 1996
          and 1995 (Unaudited) .....................................     5


          Notes to Condensed Consolidated Financial Statements .....     6


          Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations ............     8



PART II  - Other Information                                             10

Signatures .........................................................     13

                    WARRANTECH CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEET


                               A S S E T S
                                                  September 30,     March 31,
                                                      1996             1996
                                                 --------------   -------------
                                                   (Unaudited)
Current Assets:
Cash and cash equivalents                          $13,087,618    $11,859,487

Investments in marketable securities                   632,360        824,648

Accounts receivable, (net of allowances of
$272,427 and $450,092, respectively)                19,568,627     16,160,209

Other receivables, net                               4,653,133      8,610,919
Prepaid expenses, prepaid income taxes and
   other current assets                              1,446,184        988,936
                                                  --------------  -------------
        Total Current Assets                        39,387,922     38,444,199
                                                  --------------  -------------

Property and Equipment, net                          8,068,311      6,802,798
                                                  --------------  -------------

Other Assets:
Excess of cost over fair value of assets acquired,
  ( net of accumulated amortization of
    $3,407,332 and $3,170,089, respectively)         3,881,300      4,118,544
Investment in and advances to joint venture              -          1,885,674

Deferred income taxes                                1,312,534      2,031,535
Investments in marketable securities                 1,820,355      1,363,047

Certificates of deposit and cash trust fund-restricted 700,000        700,000

Split dollar life insurance policies                   757,505        683,893
Notes receivable - long-term                            75,924         87,760
Collateral security fund                               199,389        199,389
Other assets                                           241,170        296,871
                                                  --------------  -------------
       Total Other Assets                            8,988,177     11,366,713
                                                  --------------  -------------

       Total Assets                                $56,444,410    $56,613,710
                                                  ==============  =============





Liability and Common Shareholders' Equity
                                                  September 30,      March 31,
                                                       1996             1996
                                                  -------------    ------------
                                                   (Unaudited)
Current Liabilities:
Current maturities of long-term debt and capital
lease obligations                                  $ 1,666,990     $   648,650

Insurance premiums payable                          16,743,695      16,247,247
Income taxes payable                                    76,846       1,795,018
Accounts and commissions payable                     5,047,187       4,809,527

Accrued expenses and other current liabilities       2,150,011       1,722,545
                                                  -------------   -------------
        Total Current Liabilities                   25,684,729      25,222,987
                                                  -------------   -------------

Deferred Revenues                                    4,277,290       3,654,794
                                                  -------------   -------------
Long-Term Debt and Capital Lease Obligations         2,560,732       1,124,015
                                                  -------------   -------------
Deferred Rent Payable                                  703,402         534,620
                                                  -------------   -------------

Convertible Exchangeable Preferred Stock- $.0007 par Value
 Authorized, 15,000,000 shares
 Issued and outstanding -0 at September 30, 1996 and
 3,234,697 shares at March 31, 1996
 (Redemption value - $6,430,000)                         -           6,420,363
                                                  -------------   -------------
 Common Stockholders' Equity:
   Common stock - $.007 par value
   Authorized         - 30,000,000 shares
   Issued and outstanding - 13,083,588 shares
   at September 30, 1996 and
   13,082,181 shares at March 31,1996                  89,385           89,375
   Additional paid-in-capital                      12,212,641       12,212,641
   Net unrealized gain (loss) on investments,
   net of income taxes
    of $10,389 and $4,389, respectively                16,261          (15,031)
   Accumulated translation adjustments                (12,175)         (10,520)
   Retained earnings                               11,354,396        7,843,332
                                                  -------------   -------------
                                                   23,660,508       20,119,797
Less:  Deferred compensation                          (49,501)         (70,116)
Treasury stock - at cost, 93,000 shares
   at September 30,1996 and March 31, 1996           (392,750)        (392,750)
                                                  -------------   -------------
   Total Common Stockholders' Equity               23,218,257       19,656,931
                                                  -------------   -------------
   Total Liabilities and Common Stockholders'    $ 56,444,410     $ 56,613,710
   Equity                                         =============   =============

See accompanying notes to condensed consolidated financial statements

                         WARRANTECH CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)


                                                              For the Six Months Ended               For the Three Months Ended
                                                                    September 30,                           September 30,
                                                        --------------------------------------   ----------------------------------

                                                               1996                 1995                 1996              1995
                                                        ------------------    ----------------    ----------------- ---------------
Gross revenues                                             $74,663,459        $43,934,597           $38,663,434       $23,780,262
Net increase in deferred revenues                         (    622,008)      (    522,764)          (   254,308)      (   362,650)
                                                       ------------------  ----------------    -----------------   ---------------

Net revenues                                                74,041,451         43,411,833            38,409,126        23,417,612
                                                       ------------------  ----------------    -----------------   ---------------

Costs and expenses:
   Direct costs                                             53,518,931         28,254,675            27,345,232         15,715,737
   Service, selling, and general and administrative         16,024,164         11,469,859             8,613,528          5,897,130
   Provision for bad debt expense                               41,156            137,456                 -                 27,920
   Depreciation and amortization                             1,110,278            651,742               590,390            365,918
                                                        -----------------    ----------------     -----------------  --------------

      Total costs and expenses                              70,694,529         40,513,732            36,459,150         22,006,705
                                                        ------------------    ----------------    -----------------    ------------
Income from operations                                       3,346,922          2,898,101             1,859,976          1,410,907
                                                        ------------------    ----------------    -----------------    ------------

Gain on sale of equity joint venture                         1,876,480              -                     -                  -
Other income, net                                              175,886            535,479                72,866            215,266
Equity in operations of joint venture                             -           (   947,593)                 -           (   530,688)
                                                        -----------------     ----------------    -----------------    ------------
Total other income (expenses)                                2,052,366        (   412,114)               72,866        (   315,422)
                                                        ------------------    ----------------    -----------------    ------------

Income before provision for income taxes                     5,399,288          2,485,987             1,932,842          1,095,485

Provision for income taxes                                   1,964,973          1,228,024               617,762            487,982
                                                        ==================    ================    =================    ============
Net income                                                 $ 3,434,315        $ 1,257,963         $   1,315,080        $   607,503
                                                        ==================    ================    =================    ============

Earnings per share:

   Primary                                                     $.24                 $.08                 $.09                $.04
   Fully Diluted                                               $.22                 $.07                 $.09                $.04

Weighted average number of shares outstanding:
   Primary                                                  14,514,255         15,715,006            14,718,305         15,727,172
   Fully Diluted                                            15,361,778         16,942,852            15,361,778         16,942,539


                                                      See accompanying notes to condensed consolidated financial statements.

                                            Page 4

                               WARRANTECH CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (Unaudited)

                                                                                                  For the Six Months
                                                                                                  Ended September 30,
                                                                                    ----------------------------------------------
                                                                                             1996                     1995
                                                                                    ---------------------    ---------------------
 Net cash provided by operating activities                                              $  4,378,428             $  4,760,632
                                                                                    ---------------------    ---------------------

 Cash flows from investing activities:
    Purchase of property and equipment                                                  (  2,080,423)            (  1,988,507)
    Investment in marketable securities                                                 (    498,643)            (    330,880)
    Proceeds from sale of marketable securities                                              275,162                1,216,742
    Purchase of Home Guarantee Corporation Plc, net of cash
       acquired                                                                                  -               (    680,923)
                                                                                    ---------------------    ---------------------
 Net cash used in investing activities                                                  (  2,303,904)            (  1,783,568)
                                                                                    ---------------------    ---------------------

 Cash flows from financing activities:
    Proceeds from borrowings                                                                   -                      805,821
    Repayments of borrowings                                                             (   858,229)            (    415,509)
    Decrease (increase) in notes receivable                                                   11,836             (     35,680)
    Purchase of treasury stock                                                                 -                 (     29,585)
                                                                                    ---------------------    ---------------------
 Net cash (used in) provided by financing activities                                     (   846,393)                 325,047
                                                                                    ---------------------    ---------------------

 Net increase in cash and cash equivalents                                                  1,228,131               3,302,111

 Cash and cash equivalents at beginning of period                                          11,859,487               3,039,361
                                                                                    ---------------------    ---------------------

 Cash and cash equivalents at end of period                                                13,087,618            $  6,341,472
                                                                                    =====================    =====================

 Supplemental Cash Flows Information:

    Cash Payments for the Periods:
       Interest                                                                         $     151,306            $      27,255
                                                                                    =====================    =====================

       Income taxes                                                                     $   2,982,825            $     775,350
                                                                                    =====================    =====================
 Noncash Investing and Financing Activities:

 Gain on sale of investment in joint venture                                            $   1,876,480            $          -
 Purchase of preferred stock                                                               (6,420,363)                      -
 Note issued in connection with purchase of preferred stock                                 2,395,960                       -
 Capital lease obligations incurred                                                           917,326                   18,765

                                                      See accompanying notes to condensed consolidated financial statements.

                                 Page 5

                   WARRANTECH CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)




1.  THE COMPANY

Warrantech Corporation, ("Warrantech" or the "Company"), through its wholly owned subsidiaries Warrantech Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc. markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment in the United States, Puerto Rico, Latin America, Mexico, Canada and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services.
The predominant terms of the contracts and manufacturer's warranties range from twelve (12) to eighty-four (84) months.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1996.

3.  JOINT VENTURE

In July, 1993, the Company and American International Group Inc. ("AIG") formed a corporate joint venture, Techmark Services Ltd. ("Techmark" or the "Joint Venture") owned fifty-one percent (51%) by AIG and forty-nine percent (49%) by the Company.

In conjunction with the foregoing alliance, in October, 1993, AIG purchased, for a price of $6,430,000, options and a special issue of preferred stock which was convertible into an issue of new shares of common stock which, subsequent to its issuance, would be equivalent to twenty percent (20%) of the Company's issued and outstanding common stock. Under the terms of this purchase agreement, AIG had the right to purchase an increased interest in the Company, to a maximum of thirty percent (30%) of the Company's issued and outstanding common stock, if certain operating goals were achieved by the Company.

On April 18, 1996, the Company and AIG consummated an agreement for the termination of the Techmark Joint Venture (the "Agreement"). Under the terms of the Agreement, AIG agreed to purchase the Company's forty-nine (49%) interest in the Joint Venture for $3,762,154 and the Company agreed to repurchase the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish their rights to other options under the original agreement. As a result of this transaction, the Company no longer has any investment in or liability to the Joint Venture and will no longer record any equity in the operations of the Joint Venture. The redemption value will be offset by the amount due the Company from the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996 with a final installment of $140,960 due March, 1999. In the event of default by the Company under the note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date.

At March 31, 1996, the Company's carrying value of its investment amounted to $1,885,674 which resulted in a gain on the sale of the investment of $1,876,480, recognized in the first quarter of fiscal 1997.

Also, as part of the agreement, AIG paid the Company $1,480,000 related to amounts due the Company as of March 31, 1996, under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit to the benefit of AIG through December 2002 which can be drawn upon by AIG in the event the ultimate profit sharing amount due the Company is less than the amount previously paid. It is anticipated at this time that no amounts will be due AIG under the letter of credit.

                    WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Gross revenues for the six month and three month periods ended September 30, 1996 amounted to $74,663,459 and $38,663,434, respectively as compared with $43,934,597 and $23,780,262 for the same periods a year ago representing a 70% and 63% increase for those periods, respectively. The increases in the six and three month periods are directly attributable to approximately $17 million and $10 million, respectively, related to new customers in both the consumer product and automotive programs and approximately $14 million and $5 million, respectively, related to volume increases with existing customers and renewals. Included in the six and three month periods last year is a one time gain of approximately $.5 million related to the accession of a portfolio of business from a new customer. Revenues of Warrantech Europe (formerly Home Guarantee Corporation Plc acquired July 1995) were insignificant to consolidated gross revenues for the six and three month periods ended September 30, 1996.

The net increase in deferred revenues for the six month period ended September 30, 1996 as compared with the same period a year ago is directly attributable to the increased number of service contracts sold with a service period greater than one year during that period of time offset in part by amounts earned on expiring contracts during the same period. The decrease in the net change in deferred revenues for the three month period ended September 30, 1996 is attributable to the mix and volume of contracts for the three month period as compared with the same period a year ago.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $53,518,931 and $27,345,232 for the six and three month periods ended September 30, 1996, respectively, as compared with $28,254,675 and $15,715,737 for the comparable period in fiscal 1995.
The increase is directly attributable to the volume increases in contracts sold and a higher level of premium reflecting improved coverage on selected programs.

Service, selling and general and administrative expenses for the six and three month periods ended September 30, 1996 were $16,024,164 and $8,613,528, respectively, as compared with $11,469,859 and $5,897,130 for the six and three month periods ended September 30, 1995. These increases are related to payroll, payroll related and training costs arising from an increase in head count to meet the service requirements associated with the increased number of service contracts being sold as compared with the same levels a year ago and office facilities expense associated with additional office space. In addition, service, selling, and general and administrative expenses include approximately $710,279 and $368,793 for the six month and three month periods ended
September 30, 1996 as compared with $225,622 for the three month period ended September 30, 1995 related to Warrantech Europe which was acquired in July of 1995. As a percentage of gross revenues service, selling, general and administrative expenses have decreased 5% and 3% for the six and three month periods ended September 30, 1996, respectively, which is indicative of management's efforts to contain its overhead costs while maintaining the highest quality of service levels to its customers.

The provision for bad debts results from the write-off of accounts considered uncollectible for the respective periods.

The increase in depreciation and amortization for the six month and three month periods ended September 30, 1996 over the comparable periods a year ago is the result of increased depreciation resulting from capital additions related to the Company's ongoing upgrade of its computer systems and the additional equipment requirements resulting from the service level increases.

In April 1996, the Company and its international joint venture partner, AIG, agreed to terminate the joint venture, Techmark Services Ltd., effective January 1, 1996. Under the terms of the agreement, AIG agreed to purchase the Company's forty-nine percent (49%) investment in the joint venture for $3,762,154. As of March 31, 1996, the Company's carrying value of the joint venture investment amounted to $1,885,674 which resulted in a pre-tax gain ecognized in the three month period ended June 30, 1996 amounting to $1,876,480. The equity loss from the joint venture recognized in the six and three month periods ended September 30, 1995 amounted to $947,593 and $530,688, respectively, and represents the Company's share of the joint venture losses for those periods.

The provision for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year. The higher effective tax rate for the six and three month periods ended September 30, 1995 reflects the non-deductibility of the foreign losses for U.S. purposes at that time.

Net income for the six and three month periods ended September 30, 1996 was $3,434,315 or $.24 per share and $1,315,080 or $.09 per share, respectively, as compared with $1,257,963 or $.08 per share and $607,503 or $.04 per share, respectively, calculated on the same basis a year ago. The earnings per share for the three month period ended September 30, 1996 includes the effect of the gain on the sale of the Company's joint venture in the first quarter of fiscal 1996 of $.08 per share (refer to footnote 3 ).

Liquidity and Financial Resources

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. Cash provided by operations during the six month period ended September 30, 1996 amounted to $4,378,417 which is principally attributable to new accounts as compared with comparable levels of accounts receivable at September 30, 1995.

The Company has a line of credit with a bank which provides for a maximum aggregate borrowing up to $10 million. The line of credit is secured by certain accounts receivable and has been renewed and now expires on August 31, 1997. At September 30, 1996, the Company did not have any borrowings outstanding under the line of credit.

In connection with the Company's ongoing upgrade of its information systems, the Company has financed additional equipment during the six and three month periods ended September 30, 1996 through capital lease transactions amounting to $917,326 and $434,649, respectively.

In connection with the sale of the Company's joint venture interest to AIG, the Company agreed to repurchase 3,234,697 shares of convertible exchangeable preferred stock held by AIG at their redemption value of $6,430,000. This amount was offset by the amount due the Company for the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable. The note is payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996, with a final installment of $140,960 due March 1999. Also, as part of the agreement, AIG agreed to pay the Company $1,480,000 related to amounts due the Company under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit to the benefit of AIG through December 31, 2002 which can be drawn against by AIG in the event that the ultimate profit sharing amount due the Company is less than the amount paid. It is anticipated at this time that no amounts will be due AIG under this letter of credit.

The effect of inflation has not been significant to the Company since its formation.

PART II. Other Information


Item 1.  Legal Proceedings

         A. No material developments regarding litigation have occurred since March 31, 1996, except for the following:

              The Oak Agency, Inc. and The Oak Financial Services, Inc. v. Warrantech Dealer Based Services,Inc. "WDBS")The Oak Agency, Inc. et. al. v. Warrantech Corporation, et. al.

              On October 10, 1996, WDBS requested permission from the Court to file a counterclaim against the Oak companies, as well as James Nerad and John Peterson, the majority shareholders and principal officers of the Oak companies. WDBS'counterclaims include claims for (i) civil conspiracy, (ii) breach of contract, and (iii) tortuous interference with WDBS' contractual relationships. On October 16, 1996, WDBS filed a motion to consolidate this case with the lawsuit Oak previously filed against Warrantech Corporation, Joel San Antonio, and William Tweed. Hearings on all of these motions are scheduled for November 6, 1996. In defense of the lawsuit filed by the Oak companies against the Company and the individual defendants, each of the defendants has set forth numerous legal defenses to the Oak companies' claims. The Court has ordered that all discovery in each of these actions must be completed by February 28, 1997 and set the date of trial for April 7, 1997.


              In the Matter of the Arbitration between David Robertson, Claimant and Warrantech Corporation and Warrantech Automotive, Respondents

              The arbitration has been scheduled to be heard on November 18 and 19, 1996.

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



                                              WARRANTECH CORPORATION



                                       S/N/S  Joel San Antonio
                                       ________________________________________
                                       Joel San Antonio - Chairman of the Board
                                              (Chief Executive Officer)


Date:  November 1, 1996

                                       S/N/S  Bernard J. White
                                       _______________________________________
                                                  Bernard J. White
                                              (Chief Financial Officer)


Date:  November 1, 1996