Form 10-Q
period 1996-12-31
WARRANTECH CORP
filed 1997-02-14
CIK 735571

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)            OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended December 31, 1996

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

           Class                              Outstanding at December 31, 1996
Common stock, par value $.007 per share              13,109,032 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                DECEMBER 31, 1996
                                   (Unaudited)

                                    I N D E X


                                                                     Page No.
PART I - Financial Information:

           Item 1.  Financial Statements:


           Condensed Consolidated Balance Sheet at December 31, 1996
           (Unaudited) and March 31, 1996...........................    3


           Condensed Consolidated Statement of Operations
           For the Nine and Three Months Ended December 31, 1996
           and 1995 (Unaudited) ....................................    4


           Condensed Consolidated Statement of Cash Flows
           For the Nine Months Ended December 31, 1996
           and 1995 (Unaudited) ....................................    5


           Notes to Condensed Consolidated Financial Statements ....    6


           Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations .........    9



PART II  - Other Information                                           12

Signatures .........................................................   15

                 WARRANTECH CORPORATION AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEET

                                   A S S E T S
                                                      December 31,        March 31,
                                                          1996               1996
                                                     --------------     -------------
                                                      (Unaudited)
Current Assets:
Cash and cash equivalents                            $14,376,195        $11,859,487

Investments in marketable securities                     265,687            824,648

Accounts receivable, (net of allowances of $292,328
and $450,092,  respectively)                          24,758,818         16,160,209


Other receivables, net                                 4,064,171          8,610,919
Prepaid expenses, prepaid income taxes and
   other current assets                                1,503,250            988,936
                                                     --------------     -------------
        Total Current Assets                          44,968,121         38,444,199
                                                     --------------     -------------





Property and Equipment, net                            9,628,338          6,802,798
                                                     --------------     -------------

Other Assets:
Excess of cost over fair value of assets acquired,
  ( net of accumulated amortization of
    $3,525,182 and $3,170,089, respectively)           3,763,450          4,118,544
Investment in and advances to joint venture                -              1,885,674
Deferred income taxes                                  2,214,307          2,031,535

Investments in marketable securities                   2,058,527          1,363,047
Certificates of deposit and cash trust fund -            800,000            700,000
restricted

Split dollar life insurance policies                     855,548            683,893
Notes receivable - long-term                              65,124             87,760
Collateral security fund                                 199,389            199,389
Other assets                                             212,108            296,871
                                                     --------------     -------------
          Total Other Assets                          10,168,453         11,366,713
                                                     --------------     -------------

        Total Assets                                 $64,764,912        $56,613,710
                                                     ==============     =============


                                                                                          .
                                                                   Page 3




LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                                        December 31,      March 31,
                                                            1996             1996
                                                       -------------    -------------
                                                        (Unaudited)
Current Liabilities:
Current maturities of long-term debt and capital lease $1,763,537        $648,650
obligations

Insurance premiums payable                             18,702,774      16,247,247
Income taxes payable                                    2,112,942       1,795,018

Accounts and commissions payable                        5,998,605       4,809,527
Accrued expenses and other current liabilities          2,762,579       1,722,545
                                                       -------------    -------------
        Total Current Liabilities                      31,340,437      25,222,987
                                                       -------------    -------------

Deferred Revenues                                       4,616,314       3,654,794
                                                       -------------    -------------
Long-Term Debt and Capital Lease Obligations            2,599,240       1,124,015
                                                       -------------    -------------
Deferred Rent Payable                                     718,862         534,620
                                                       -------------    -------------

Convertible Exchangeable Preferred Stock- $.0007 par
Value
   Authorized, 15,000,000 shares
    Issued and outstanding -0- at December 31, 1996 and
    3,234,697 shares at March 31, 1996
   (Redemption value - $6,430,000)                           -          6,420,363
                                                       -------------    -------------
 Common Stockholders' Equity:
   Common stock - $.007 par value
     Authorized                     - 30,000,000 shares
     Issued and outstanding     - 13,109,032 shares
      at December 31, 1996 and
     13,082,181 shares at March 31,1996                    90,263          89,375
   Additional paid-in-capital                          12,731,573      12,212,641
   Net unrealized gain (loss) on investments, net of
income taxes of $2,661 and $4,389, respectively            (4,162)        (15,031)
   Accumulated translation adjustments                     42,976         (10,520)
   Retained earnings                                   13,186,451       7,843,332
                                                       -------------   -------------
                                                       26,047,101      20,119,797
Less:  Deferred compensation                              (63,222)        (70,116)
Treasury stock - at cost, 100,000 shares
   at December 31,1996 and March 31, 1996                (493,820)       (392,750)
                                                       -------------   -------------
        Total Common Stockholders' Equity              25,490,059      19,656,931
                                                       -------------   -------------

         Total Liabilities and Common Stockholders'   $64,764,912    $ 56,613,710
Equity                                                =============    =============

See accompanying notes to condensed consolidated financial statements

                                   Page 4

===============================================================================

===============================================================================
                        WARRANTECH CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                           For the Nine Months Ended                For the Three Months Ended
                                                                 December 31,                              December 31,
                                                     --------------------------------------     -----------------------------------

                                                            1996                  1995                 1996               1995
                                                     ------------------    ----------------     -----------------   ---------------
Gross revenues                                          $116,794,753          $78,764,862           $42,131,293        $34,830,265
Revenues deferred to future periods                       (1,305,692)          (1,281,093)             (455,889)          (585,645)
Deferred revenues earned                                     347,451              324,909               119,657            152,225
                                                     ------------------    ---------------      -----------------   ---------------

Net revenues                                             115,836,512           77,808,678            41,795,061         34,396,845

Costs and expenses:
   Direct costs                                           81,915,935           52,357,009            28,397,004         24,102,334
   Service, selling, and general and administrative       25,940,313           18,700,520             9,916,149          7,230,661
   Provision for bad debt expense                             41,156              157,865                 -                 20,409
   Depreciation and amortization                           1,751,172              914,701               640,894            262,959
                                                     -----------------    ----------------      -----------------    ------------
    Total costs and expenses                             109,648,576           72,130,095            38,954,047         31,616,363
                                                     ------------------   ----------------      -----------------    --------------

Income from operations                                     6,187,936            5,678,583             2,841,014          2,780,482
                                                     ------------------   ----------------      -----------------    --------------

Gain on sale of equity joint venture                       1,876,480                 -                                        -
Other income, net                                            336,851              781,300               160,965            245,821
Equity in operations of joint venture                                         (   957,748)                             (    10,155)
                                                     ----------------     ------------------    ----------------    ---------------
Total other income (expenses)                              2,213,331          (   176,448)              160,965            235,666
                                                     ------------------    ----------------    -----------------    ---------------

Income before provision for income taxes                   8,401,267            5,502,135             3,001,979          3,016,148

Provision for income taxes                                 3,134,897            2,617,363             1,169,926          1,389,339
                                                     -----------------     ----------------    -----------------    ---------------
Net income                                            $    5,266,370          $ 2,884,772       $     1,832,053       $  1,626,809
                                                     ==================    ================    =================    ===============
Earnings per share:

   Primary                                                   $.35                $.18                  $.12                $.10
   Fully Diluted                                             $.34                $.17                  $.12                $.09

Weighted average number of shares outstanding:
   Primary                                                15,085,776          15,724,944             15,587,366         15,770,697
   Fully Diluted                                          15,528,601          16,941,129             15,606,166         16,943,919



    See accompanying  notes to condensed consolidated financial statements.

                                  Page 5

                               WARRANTECH CORPORATION AND SUBSIDIARIES

                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (Unaudited)

                                                                                                  For the Nine Months
                                                                                                  Ended December 31,
                                                                                    ----------------------------------------------
                                                                                             1996                     1995
 Net cash provided by operating activities                                          $  7,779,544             $  7,633,949
                                                                                    ---------------------    ---------------------

 Cash flows from investing activities:
    Purchase of property and equipment                                              (  4,158,256)            (  3,854,521)
    Investment in marketable securities                                             (  1,160,562)            (    948,602)
    Proceeds from sale of marketable securities                                          927,763                1,730,612
    Purchase of Home Guarantee Corporation Plc, net of cash
       acquired                                                                              -               (    680,923)
                                                                                    ---------------------    ---------------------
 Net cash used in investing activities                                              (  4,391,055)            (  3,753,434)
                                                                                    ---------------------    ---------------------

 Cash flows from financing activities:
    Proceeds from borrowings                                                                 -                    805,821
    Repayments of borrowings                                                        (  1,290,167)            (    954,638)
    Proceeds from sale/leaseback Of equipment                                                                   1,146,642
    Decrease (increase) in notes receivable                                               22,636             (     28,180)
    Purchase of treasury stock                                                      (    101,070)            (     80,530)
    Issuance of common stock                                                             496,820                   62,500
                                                                                    ---------------------    ---------------------
 Net cash (used in) provided by financing activities                                (    871,781)                 951,615
                                                                                    ---------------------    ---------------------

 Net increase in cash and cash equivalents                                             2,516,708                4,832,130

 Cash and cash equivalents at beginning of period                                     11,859,487                3,039,361
                                                                                    ---------------------    ---------------------

 Cash and cash equivalents at end of period                                         $ 14,376,195              $ 7,871,491
                                                                                    =====================    =====================

 Supplemental Cash Flows Information:

    Cash Payments for the Periods:
       Interest                                                                     $    221,241             $     39,763
                                                                                    =====================    =====================

       Income taxes                                                                 $  3,028,877             $  1,570,450
                                                                                    =====================    =====================
 Noncash Investing and Financing Activities:

 Gain on sale of investment in joint venture                                        $  1,876,480             $          -
 Purchase of preferred stock                                                        (  6,420,363)                       -
 Note issued in connection with purchase of preferred stock                            2,395,960                        -
 Capital lease obligations incurred                                                    1,484,319                   18,765

     See accompanying notes to condensed consolidated financial statements.

                                  Page 6

                    WARRANTECH CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                                  (Unaudited)


1.  THE COMPANY

Warrantech Corporation, ("Warrantech" or the "Company"), through its wholly owned subsidiaries Warrantech Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Direct, Inc., Warrantech Home Service
Company and Warrantech  International,   Inc,.  markets  and  administers
service  contract programs  for  retailers,   distributors  and  manufacturers
of automobiles, recreational vehicles, automotive components, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment in the United States, Puerto Rico, Latin America, Mexico, Canada and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The predominant terms of the contracts and manufacturer's warranties range from twelve (12) to eighty-four (84) months.

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1996.

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

On April 18, 1996, the Company and AIG consummated an agreement for the termination of the Techmark Joint Venture (the "Agreement"). Under the terms of the Agreement, AIG agreed to purchase the Company's forty-nine (49%) interest in the Joint Venture for $3,762,154 and the Company agreed to repurchase the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish their rights to other options under the original agreement. As a result of this transaction, the Company no longer has any investment in or liability to the Joint Venture and will no longer record any equity in the operations of the Joint Venture. The redemption value will be offset by the amount due the Company from the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996 with a final installment of $140,960 due March, 1999. In the event o default by the Company under the note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date.

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

4.  LITIGATION

    (i) In 1989, a lawsuit was filed in an Illinois court against a subsidiary of the Company by a former agent alleging breach of contract. While the complaint does not specify the dollar amounts of its alleged damages, the Plaintiff retained an expert witness who estimates the Plaintiff's damages in excess of $9 million. Recently, the District Court ruled that the report from Plaintiff's damage expert was not admissible at trial. This ruling would preclud Plaintiff's expert from offering trial testimony based on legal theories contained in his report. The Company has retained its own economic expert who will directly refute the magnitude of the Plaintiff's damages. The Company's expert has concluded that the maximum amount recoverable by the Plaintiff, if any, is less than $1 million after allowances of all appropriate offsets. The Company intends to vigorously defend this lawsuit. No trial date has been set as yet.

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

          On October 10, 1996, WDBS requested permission from the Court to file a counterclaim against the Oak companies, as well as James Nerad and John Peterson, the majority shareholders and principal officers of the Oak companies. WDBS' counterclaims include claims for (i) civil conspiracy, (ii) breach of contract, and
          (iii) tortuous interference with WDBS' contractual relationships.
          On October 16, 1996, WDBS filed a motion to consolidate this case with the lawsuit Oak previously filed against Warrantech Corporation, Joel San Antonio, and William Tweed. Hearings on all of these motions are scheduled for November 6, 1996. In defense of the lawsuit filed by the Oak companies against the Company and the individual defendants, each of the defendants has set forth numerous legal defenses to the Oak companies' claims. The Court has ordered that all discovery in each of these actions must be completed by February 28, 1997 and set the date of trial for April 7, 1997.

   (ii) In December 1993, a lawsuit was filed by a former officer and director of the Company, David Robertson, against the Company and one of its subsidiaries in a Texas Court. The matter is currently pending before the American Arbitration Association in Connecticut.
          Robertson has alleged that the Company wrongfully terminated an employment agreement between Robertson and WDBS, and that the Company engaged in tortuous interference and fraud. Robertson has requested damages ranging from $450,000 to $5 million which includes his request for punitive damages. The Company has denied all material allegations in the claims. The Company has asserted a counterclaim in the amount of approximately $340,000 for reimbursement of attorneys' fees advanced by it on behalf of Robertson in connection with certain other actions. Management intends to vigorously defend against Robertson's claims and to vigorously prosecute its counterclaims. No hearings in this matter have begun and the case is proceeding.

          Management believes that the ultimate outcome of these matters will not have a substantial impact on the operations of the Company.

                      WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Gross  revenues for the nine month and three month  periods  ended
December 31, 1996 amounted to $116,794,753 and $42,131,293, respectively as compared with $78,764,862 and $34,830,265 for the same periods a year ago representing a 48% and 21% increase for those periods, respectively. The increases in the nine and three month periods are directly attributable to approximately $21 million and $6 million, respectively, related to new
customers in both the consumer product and  automotive   programs  and
approximately $17 million and $1 million, respectively, related to volume increases with existing customers and renewals.
Included in the nine and three month  periods  last year is one time  revenue
of approximately  $3.0  million  and  1.8  million   respectively  related  to
the acquisition of a portfolio of business from a new customer.

The net increase in deferred revenues for the nine month period ended December 31, 1996 as compared with the same period a year ago is directly a ttributable to the increased number of service contracts sold during that period of time with a service period greater than one year, offset in part by amounts earned on expiring contracts during the same period. The net change in deferred revenues for the three month period ended
December 31, 1996, compared with the same period a year ago, is attributable to the mix and volume of contracts for the three month periods.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $81,915,935 and $28,397,004 for the nine and three month periods ended December 31, 1996, respectively, as compared with $52,357,009 and $24,102,334 for the comparable period in fiscal 1996. The increase is directly attributable to the volume increases in contracts sold and a higher level of premium reflecting improved coverage on selected programs.

Service,  selling and general and administrative expenses for the nine and
three month  periods  ended  December  31,  1996  were   $25,940,313   and
$9,916,149 respectively, as compared with $18,700,520 and $7,230,661 for the nine and three month periods ended December 31, 1995. These increases are related to payroll, payroll related costs and training costs arising from an increase in headcount to meet the service requirements associated with the increased number of service contracts being sold as compared with the same periods a year ago and office facilities expense associated with additional office space. In addition, service, selling, and general and administrative expenses include approximately $1,179,127 and $468,848 for the nine month and three month periods ended December 31, 1996 as compared with $637,318 and $411,696 for the nine and three month periods ended December 31, 1995 related to Warrantech Europe which was acquired in July of 1995. As a percentage of gross revenues service, selling, general and administrative expenses have decreased approximately 2% for the three month period ended December 31, 1996, which is indicative of management's efforts to contain its overhead costs while maintaining the highest quality of service levels to its customers during a time of rapid expansion.

The increase in depreciation and amortization for the nine month and three month periods ended December 31, 1996 over the comparable periods a year ago is the result of increased depreciation resulting from capital additions related to the Company's ongoing upgrade of its computer systems and the additional equipment requirements resulting from the service level increases.

In April 1996, the Company and its international joint venture partner, AIG, agreed to terminate the joint venture, Techmark Services Ltd., effective January 1, 1996. Under the terms of the agreement, AIG agreed to purchase the Company's forty-nine percent (49%) investment in the joint venture for $3,762,154. As of March 31, 1996, the Company's carrying value of the joint venture investment amounted to $1,885,674 which resulted in a pre-tax gain recognized in the three month period ended June 30, 1996 amounting to $1,876,480. The equity loss from the joint venture recognized in the nine and three month periods ended December 31, 1995 amounted to $957,748 and $10,155, respectively, and represents the Company's share of the joint venture losses for those periods.

The provision for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year. The higher effective tax rate for the nine and three month periods ended December 31, 1995 reflects the non-deductibility of the foreign losses for U.S. purposes at that time.

Net income for the nine and three month periods ended December 31, 1996 was $5,266,370 or $.35 per share and $1,832,053 or $.12 per share, respectively, as compared with $2,884,772 or $.18 per share and $1,626,809 or $.10 per share, respectively, calculated on the same basis a year ago. The earnings per share for the nine month period ended December 31, 1996 includes the effect of the gain on the sale of the Company's joint venture in the first quarter of fiscal 1997 of $.08 per share (refer to footnote 3 ). Included in the nine and three months results ended December 1995, were after tax gains of approximately $1.8 million or $0.11 per share and $1.0 million or $0.06 per share, respectively, related to the acquisition of a portfolio of business from a new customer.

Liquidity and Financial Resources

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. Cash provided by operations during the nine month period ended
December 31, 1996 amounted to $7,779,544 which is principally attributable to new accounts as compared with comparable levels of accounts receivable at December 31, 1995.

The Company has a line of credit with a bank which provides for a maximum aggregate borrowing up to $10 million. The line of credit is secured by certain accounts receivable and has been renewed and now expires on August 31, 1997. At December 31, 1996, the Company did not have any borrowings outstanding under the line of credit.

In connection with the Company's ongoing upgrade of its information systems, the Company has financed additional equipment during the nine and three month periods ended December 31, 1996 through capital lease transactions amounting to $1,484,319 and $566,993 respectively.

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

PART II. Other Information


Item 1.       Legal Proceedings

              A. No material developments regarding litigation have occurred during the period.

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.     Submission of Matters to Vote of Security Holders

            At the Company's Annual Meeting of Shareholders held on November 25, 1996, the shareholders' elected the following to serve as directors until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

                                        For                        Withheld
            Joel San Antonio            11,213,596                  28,129
            William Tweed               11,213,596                  28,129
            Jeffrey J. White            11,213,596                  28,129
            Michael J. Salpeter         11,213,596                  28,129
            Lawrence Richenstein        11,208,596                  33,129

            In addition, the shareholders approved an amendment to the Company's 1988 Employee Incentive stock Option Plan to increase the maximum aggregate number of shares which may be issued under options under the Plan from 300,000 shares of Common Stock to 600,000 shares of Common Stock by a vote of 10,498,089 for, 688,200 against and 48,436 withheld.

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


Date:  February 14, 1997

                                   S/N/S  Bernard J. White

                                                Bernard J. White
                                            (Chief Financial Officer)


Date:  February 14, 1997