Form 10-K/A
period 1996-03-31
WARRANTECH CORP
filed 1997-05-21
CIK 735571

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON D.C. 20549

                         -----------------------------------

MARK ONE           FORM 10K/A
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED MARCH 31, 1996
                                          OR
[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                              FOR THE TRANSITION PERIOD
                                  FROM ____ TO _____

                            Commission file number 0-13084

                                WARRANTECH CORPORATION
                                ----------------------
                (Exact name of registrant as specified in its charter)

Delaware                                                         13-3178732
---------------------------------                            ------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                           Identification No.)


300 Atlantic Street, Stamford, Connecticut                         06901
-------------------------------------------                     ----------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code (203) 975-1100
Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of each Exchange on which registered
    -------------------                -----------------------------------------
Common Stock $.007 par value                      NASDAQ National Market

             Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $.007 par value
                        ------------------------------
                                   (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No    .
                                               ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

                              -------------------------

    The number of shares outstanding of the Registrant's common stock is 13,082,181 as of (June 21, 1996).

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $35,756,096 (as of June 21, 1996).

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, are incorporated by reference in Part III.

Index to Exhibits is on page 2.

                                       PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

    (a) 1. and 2. Financial Statements and Financial Statement Schedule: see Index to Financial Statements and Financial Statement
         Schedule, page 19 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996..

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
              Preferred Stock as filed with the Secretary of State of Delaware on October 12, 1993. Incorporated by reference to the Company's
              Report on Form 10-K for the fiscal year ended March 31, 1994, file no. 0-13084.

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
              Incorporated by reference to the Company's Annual Report on Form
              10-K for the fiscal year ended March 31, 1990, file no. 0-13084.

    (f)  -    Employment Agreement dated April 1, 1996, between the Company and
              Michael J. Salpeter.  Incorporated by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

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
              Insurance Company pertaining to service contracts written in all states except Florida. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1996, file no. 0-13084.

    (j)  -    Insurance policy between the Company and Houston General
              Insurance Company pertaining to service contracts issued by CompUSA. Incorporated by reference to the Company's Annual
              Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    (k)  -    Insurance policy between the Company and Houston General
              Insurance company pertaining to service contracts written by WCPS of Florida, Inc. (excluding Inacom Corporation). Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    (l)  -    Insurance policy between the Company and Houston General
              Insurance company pertaining to service contracts written by WCPS of Florida, Inc. through CompUSA. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    (m)  -    Settlement and Runoff Agreement between the Company, its wholly owned subsidiaries Warrantech Dealer Based Services, Inc. and
              Warrantech Consumer Product Services, Inc. and American Hardware
              Mutual Insurance Company ("AHM") regarding termination of insurance coverage by AHM. (This document has been omitted and accorded confidential treatment by the Securities and Exchange
              Commission pursuant to an Order Granting Application Pursuant to
              Rule 24b-2 Under the Securities Exchange Act of 1934, As Amended,
              Respecting Confidential Treatment of Exhibits 10(v) and 10(w)
              Contained in Registrant's Form 10-K for the fiscal year ended
              March 31, 1992, issued by the Division of Corporation Finance.)

    (n)  -    Revolving Loan Agreement between the Company and Peoples Bank.
              Incorporated by reference to the Company's Annual Report on Form
              10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    (o)  -    Administrator Agreement - Consumer Products, between Houston
              General Insurance Company and Warrantech Consumer Product
              Services, Inc. (Certain portions of the document have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment
              Request.)

    (p)  -    General Agency Agreement between American International Group,
              Inc. and Warrantech Automotive, Inc. (Certain portions of the document have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.)

    (q)  -    Master Agreement between American International Group, Inc.
              and the Company. (Certain portions of the document have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment
              Request.)

    11   -    Statements re: computation of per share earnings.  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    21   -    Subsidiaries of the Company.  Incorporated by reference to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1996, file no. 0-13084.

    27   -    Financial Data Schedule.  Incorporated by reference to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1996, file no. 0-13084.

    28   -    Stipulation and Consent Order of Illinois.  Incorporated by
              reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1988, file no. 0-13084.

    99(a)- Complaint in Action entitled David Robertson v. Warrantech Corporation and Warrantech Automotive. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993, file no. 0-13084.

    (b)  -    Amended Complaint in Action entitled The Oak Agency, Inc. and The
              Oak Financial Services, Inc. vs. Warrantech Dealer Based
              Services, Inc., Case No. 91 C 6677, filed in the United States
              District Court for the Northern District of Illinois.
              Incorporated by reference to the Company's Annual Report on Form
              10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    (c)  -    Compliant in Action entitled The Oak Agency, Inc., et al v.
              Warrantech, Inc., et al., Case No. 96 C 1106, filed in the United
              States District Court for the Northern District of Illinois.
              Incorporated by reference to the Company's Annual Report on Form
              10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WARRANTECH CORPORATION

Dated:  May 20, 1997                 By:   /s/ Bernard J. White
                                        --------------------------
                                        Bernard J. White
                                        Vice President, Finance & Treasurer/
                                        Chief Financial Officer

                                     EXHIBIT LIST


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
              Preferred Stock as filed with the Secretary of State of Delaware on October 12, 1993. Incorporated by reference to the Company's
              Report on Form 10-K for the fiscal year ended March 31, 1994, file no. 0-13084.

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
              Incorporated by reference to the Company's Annual Report on Form
              10-K for the fiscal year ended March 31, 1990, file no. 0-13084.

    (f)  -    Employment Agreement dated April 1, 1996, between the Company and
              Michael J. Salpeter.  Incorporated by reference to the Company's
              Annual Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

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
              Insurance Company pertaining to service contracts written in all states except Florida. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1996, file no. 0-13084.

    (j)  -    Insurance policy between the Company and Houston General
              Insurance Company pertaining to service contracts issued by CompUSA. Incorporated by reference to the Company's Annual
              Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    (k)  -    Insurance policy between the Company and Houston General
              Insurance company pertaining to service contracts written by WCPS of Florida, Inc. (excluding Inacom Corporation). Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    (l)  -    Insurance policy between the Company and Houston General
              Insurance company pertaining to service contracts written by WCPS of Florida, Inc. through CompUSA. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    (m)  -    Settlement and Runoff Agreement between the Company, its wholly owned subsidiaries Warrantech Dealer Based Services, Inc. and
              Warrantech Consumer Product Services, Inc. and American Hardware
              Mutual Insurance Company ("AHM") regarding termination of insurance coverage by AHM. (This document has been omitted and accorded confidential treatment by the Securities and Exchange
              Commission pursuant to an Order Granting Application Pursuant to
              Rule 24b-2 Under the Securities Exchange Act of 1934, As Amended,
              Respecting Confidential Treatment of Exhibits 10(v) and 10(w)
              Contained in Registrant's Form 10-K for the fiscal year ended
              March 31, 1992, issued by the Division of Corporation Finance.)

    (n)  -    Revolving Loan Agreement between the Company and Peoples Bank.
              Incorporated by reference to the Company's Annual Report on Form
              10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    (o)  -    Administrator Agreement - Consumer Products, between Houston
              General Insurance Company and Warrantech Consumer Product
              Services, Inc. (Certain portions of the document have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment
              Request.)

    (p)  -    General Agency Agreement between American International Group,
              Inc. and Warrantech Automotive, Inc. (Certain portions of the document have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.)

    (q)  -    Master Agreement between American International Group, Inc.
              and the Company. (Certain portions of the document have been redacted and have been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment
              Request.)

    11   -    Statements re: computation of per share earnings.  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    21   -    Subsidiaries of the Company.  Incorporated by reference to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1996, file no. 0-13084.

    27   -    Financial Data Schedule.  Incorporated by reference to the
              Company's Annual Report on Form 10-K for the fiscal year ended
              March 31, 1996, file no. 0-13084.

    28   -    Stipulation and Consent Order of Illinois.  Incorporated by
              reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1988, file no. 0-13084.

    99(a)- Complaint in Action entitled David Robertson v. Warrantech Corporation and Warrantech Automotive. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1993, file no. 0-13084.

    (b)  -    Amended Complaint in Action entitled The Oak Agency, Inc. and The
              Oak Financial Services, Inc. vs. Warrantech Dealer Based
              Services, Inc., Case No. 91 C 6677, filed in the United States
              District Court for the Northern District of Illinois.
              Incorporated by reference to the Company's Annual Report on Form
              10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

    (c)  -    Compliant in Action entitled The Oak Agency, Inc., et al v.
              Warrantech, Inc., et al., Case No. 96 C 1106, filed in the United
              States District Court for the Northern District of Illinois.
              Incorporated by reference to the Company's Annual Report on Form
              10-K for the fiscal year ended March 31, 1996, file no. 0-13084.