Form 10-K/A
period 1996-03-31
WARRANTECH CORP
filed 1997-06-30
CIK 735571

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
(Mark One)
[  X  ]                                FORM 10-K/A
                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                       For the fiscal year ended March 31, 1996
                                       OR
[    ]            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from _______ to _______

                                 Commission File No. 0-13084

                                   WARRANTECH CORPORATION
______________________________________________________________________________
                 (Exact name of registrant as specified in its charter)
           _____Delaware____                           ___13-3178732____
    (State or other jurisdiction of                     (IRS Employer
      ncorporation or organization                      Identification No.)

       300 Atlantic Street, Stamford, Connecticut         ___06901___
       (Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code (203) 975-1100 Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class                Name of each Exchange on which registered
 Common Stock $.007 par value                 NASDAQ National Market

             Securities registered pursuant to Section 12(g) of the Act:
                            Common Stock, $.007 par value
______________________________________________________________________________
                               (Title of Class)

         Indicate by checkmark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes__X__          No_______
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [ ].
                    _______________________________
         The number of shares outstanding of the Registrant's common stock is 13,082,181 as of (June 21, 1996).

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

Index to Exhibits is on page  45.






Item 8.   Financial Statements and Supplementary Data


                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                  Page No.

Report of Independent Accountants............                     20-21

Consolidated Financial Statements:
         Balance Sheets as of March 31, 1996 and 1995                22

             Statements of Operations For the Years Ended
         March 31, 1996, 1995 and 1994.......................        23

         Statements of Common Stockholders' Equity
         For the Years Ended March 31, 1996, 1995 and 1994...        24

         Statements of Cash Flows
         For the Years Ended March 31, 1996, 1995 and 1994...     25-26

Notes to Consolidated Financial Statements..........              27-40

Consolidated Financial Statement Schedule
         Schedule VIII - Valuation and Qualifying Accounts....       41


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

         We conducted our audits in accordance with generally accepted auditin standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule as of and for the years ended March 31, 1996 and 1995, when considered in relation to the basic 1996 and1995 consolidated financial statements taken as a whole, present fairly, in all material respects the information required to be included therein.


                                                       Coopers & Lybrand L.L.P.

Stamford, Connecticut
June 27, 1996



INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Warrantech Corporation


       We have audited the consolidated balance sheet of Warrantech Corporation (the "Company") and subsidiaries as of March 31, 1994 (not separately shown herein), and the related consolidated statements of operations, common stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended March 31, 1994 listed in the Index on page 19. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the 1994 financial statements based on our audit.

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

                                                       Deloitte & Touche LLP



Stamford, Connecticut
June 29, 1994

                                      WARRANTECH CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                   AS S E T S
                                                              March 31,
                                                    -------------------------------
                                                    -------------    --------------
                                                         1996             1995
                                                    -------------    --------------
Current Assets:
Cash and cash equivalents                           $  11,859,487    $ 3,039,361

Investments in marketable securities                      824,648        472,344


Accounts receivable, (net of allowances of $450,092
and $126,115, respectively)                            16,160,209     12,705,664


Other receivables, net                                  8,610,919      8,599,198
Prepaid expenses, prepaid income taxes
   and other current assets                               988,936      1,065,062
                                                    -------------    --------------
   Total Current Assets                                38,444,199     25,881,629
                                                    -------------    --------------

Property and Equipment - Net                            6,802,798      2,865,910
                                                    -------------    --------------

Other Assets:
Excess of cost over fair value of assets acquired
  ( net of accumulated amortization of
    $3,170,089 and $2,723,429, respectively)            4,118,544       3,850,724
Investment in and advances to joint venture             1,885,674      2 ,880,921
Deferred income taxes                                   2,031,535       1,029,083
Investments in marketable securities                    1,363,047       2,671,507
Certificates of deposit and cash trust fund -
    restricted                                            700,000         500,000

Split dollar life insurance policies                      683,893         698,338
Receivable from insurance company - long term                   -         505,606
Notes receivable - long-term                               87,760         290,125
Collateral security fund                                  199,389         199,389
Other assets                                              296,871         485,314
                                                    -------------    --------------

          Total Other Assets                          11,366,713       13,111,007
                                                    -------------    --------------


                    Total Assets                     $56,613,710      $41,858,546
                                                    =============    ==============




LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY
                                                                          March 31,
                                                                      -----------------
                                                                    1996               1995
                                                               --------------    ---------------
      Current Liabilities:
      Current maturities of long-term debt and capital lease
      obligations                                             $     648,650     $     205,200

      Insurance premiums payable                                 16,247,247         9,230,377
      Income taxes payable                                        1,795,018         1,010,878
      Accounts and commissions payable                            4,809,527         2,641,843
      Accrued expenses and other current liabilities              1,722,545         1,725,348
                                                               --------------    ---------------
         Total Current Liabilities                               25,222,987        14,813,646
                                                               --------------    ---------------

      Deferred Revenues                                           3,654,794         2,470,449
                                                               --------------    ---------------
       Long-Term Debt and Capital Lease Obligations               1,124,015           293,648
                                                               ------------      ---------------
     Deferred Rent Payable                                          534,620           440,245
                                                               -------------     ---------------

      Commitments and Contingencies (See Note 9)

      Convertible Exchangeable Preferred Stock
       - $.0007 par value
         Authorized, 15,000,000 shares
          Issued and outstanding - 3,234,697 shares at
          March31, 1996 and at March 31, 1995
         (Redemption value - $6,430,000)                          6,420,363         6,396,795
                                                               --------------    ---------------

                                                                  -                 -
       Common Stockholders' Equity:
         Common stock - $.007 par value
           Authorized                 - 30,000,000 shares
           Issued and outstanding     - 13,082,181 shares
            at March 31, 1996 and 13,045,302 shares
            at March 31, 1995                                        89,375            89,117
         Additional paid-in-capital                              12,212,641        12,097,507
         Net unrealized loss on investments, net of income
      taxes of $4,389                                               (15,031)          (42,370)
         Accumulated translation adjustments                        (10,520)               -
         Retained earnings                                        7,843,332         5,472,039
                                                               --------------    ---------------
                                                                 20,119,797          17,616,293
      Less:  Deferred compensation                                  (70,116)            (23,438)

      Treasury stock - at cost, 93,000 shares
         at March 31, 1996 and 41,000 shares at
         March 31, 1995                                            (392,750)           (149,092)
                                                               --------------    ---------------
              Total Common Stockholders' Equity                  19,656,931          17,443,763
                                                               --------------    ---------------

              Total Liabilities, Preferred Stock  and
                  Common Stockholders'  Equity                  $56,613,710        $ 41,858,546
                                                               ==============    ===============
See accompanying notes to consolidated financial statements.

===================================================================================================================================

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


====================================================================================================================================

                                                                     WARRANTECH CORPORATION AND SUBSIDIARIES
                                                                CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                                              Net                                                        Total
                                             Additional   Unrealized  Accumulated                                        Common
                             Common Stock    Paid-In      Loss on     Translation Retained  Deferred   Treasury Stock Stockholders'
                               --------------------------                                       -----------------------------------
                          Shares Par Value     Capital    Investments  Adjustments Earnings  Compensation Shares  Amount   Equity
                              -------------  -----------   ---------   -----------  --------  ------------ -------------------------
Balance at April 1, 1993 12,916,802 $88,218   $11,638,418                        $1,925,840 $( 57,891)(46,000)$(167,274)$13,427,311

Issuance of common stock
through options              40,500     283        87,454                                                                    87,737

Issuance of common stock      8,000      56        22,564                                                                    22,620

Issuance of treasury stock                          4,318                                              5,000     18,182      22,500

Amortization of deferred                                                                       36,563                        36,563
compensation

Net income                                                                       703,591                                    703,591
                          ----------- -------  ----------  ---------------     ----------- ---------- -------- --------- ----------
 Balance at March 31, 1994  12,965,302  88,557  11,752,754                       2,629,431    (21,328) (41,000) (149,092) 14,300,322
Issuance of common stock
through exercise of common
stock options                  75,000    525      321,350                                       -                           321,875


Issuance of common stock        5,000     35       23,403    (42,370)                        (23,438)

Net unrealized loss on
investments                                                                                                                 (42,370)

Amortization of deferred
compensation                                                                                 21,328                           21,328
Imputed interest on preferred
 Stock                                                                             (53,180)                                 (53,180)
Net income                                                                      2,895,788     -                           2,895,788
                           ----------- -------- ----------- ---------------     ---------- --------- -------- --------  -----------
Balance at March 31, 1995   13,045,302  89,117  12,097,507  (42,370)            5,472,039   (23,438) (41,000) (149,092)  17,443,763
Issuance of common stock
through exercise of common stock
options                         25,000     175      62,325                                                                   62,500

Issuance of common stock        11,879      83      52,809                                  (42,142)                         10,750

Purchase of treasury shares                                                                          (56,000) (260,538)    (260,538)
Issuance of treasury shares                                                                 (16,880)   4,000    16,880           -

Net unrealized loss on                                      27,339
investments                                                                                                                  27,339

Translation adjustments                                              (10,520)                                               (10,520)
Amortization of deferred
compensation                                                                                 12,344                          12,344
Imputed interest on preferred                                                     (23,569)                                  (23,569)
stock
Net income                                                                      2,394,862                                 2,394,862
                            =========== ========= ===========  ===== ========== =========== ========= ======== ======== ===========
Balance at March 31, 1996  13,082,181 $89,375  $12,212,641$(15,031)   (10,520) $7,843,332  $(70,116) (93,000)$(392,750) $19,656,931
                            =========== ========= ===========  ===== ========== =========== ========= ======== ======== ===========

See accompanying notes to consolidated financial statements.

                                                                                  WARRANTECH CORPORATION AND SUBSIDIARIES
                                                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended March 31,
                                                                ------------------ -- ------------------ -- ------------------
                                                                       1996                  1995                  1994
                                                                ------------------    ------------------    ------------------
Cash flows from operating activities:
   Net income                                                   $   2,394,862          $2,895,788           $      703,591
                                                                ------------------    ------------------    ------------------
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                 1,712,431           1,259,604                1,503,866
      Deferred income taxes                                        (1,002,452)           (296,601)                (688,387)
      Increase in deferred rent payable                                94,375              76,796                   65,674
      Loss from equity joint venture                                  957,748             298,272                  538,385
      Elimination of intercompany profits with joint venture               -              (28,038)                 176,400
      Other                                                            (2,822)            116,150                   57,301
      Increase (decrease) in cash flows as a result of
         changes in asset and liability balances:
         Accounts receivable                                       (3,450,088)         (4,744,974)             (1,267,393)
         Other receivable                                               5,090          (3,391,088)             (3,802,436)
         Prepaid expenses, prepaid income taxes and
            other current assets                                       97,536             557,043                (530,854)
         Collateral security fund                                        -                   -                    (18,566)
         Split dollar life insurance policies                          14,445            (102,550)               (142,779)
         Other assets and receivable from insurance company           681,981             423,100                 (48,995)
         Insurance premiums payable                                 7,016,870           2,117,103               2,249,239
         Income taxes payable                                         784,140           1,010,878                (459,681)
         Accounts and commissions payable                           2,102,284             343,073                 104,112
         Accrued expenses and other current liabilities               (18,002)            919,370                 154,356
         Deferred revenues                                          1,184,345             699,744                 316,291
                                                                ------------------    ------------------    ------------------
   Total adjustments                                               10,177,881            (742,118)             (1,793,467)
                                                                ------------------
                                                                ------------------    ------------------    ------------------
 Net cash provided by (used in) operating activities               12,572,743           2,153,670              (1,089,876)
                                                                ------------------    ------------------    ------------------
 Cash flows from investing activities:
   Proceeds from sale of property and equipment                        -                  23,396                   24,000
   Purchase of property and equipment                             (3,489,974)          (1,539,093)               (449,720)
   Net cash paid for acquired company                               (735,984)                -                       -
   Certificates of deposit                                               -                 27,000                  71,707
   Purchase of marketable securities                                (948,602)          (1,038,543)             (1,800,000)
   Certificates of deposit and cash trust fund - restricted              -                157,602                (330,602)
   Proceeds from sales redemptions and maturities of
     marketable securities                                         1,730,612              500,000
   Investment in and advances to joint venture                        37,499           (2,123,440)             (1,715,000)
                                                                ------------------    ------------------    ------------------
 Net cash used in investing activities                          $ (3,406,449)         $(3,993,078)            $(4,199,615)
                                                                ------------------    ------------------    ------------------

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

                                                                                WARRANTECH CORPORATION AND SUBSIDIARIES
                                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           (Continued)
                                                                                For the Years Ended March 31,
                                                                 -------------- ---- ----------------- ---- ----------------
                                                                      1996                  1995                  1994
                                                                 -------------- ---- ----------------- ---- ----------------
Cash flows from financing activities:
 Decrease in notes receivable                                    $   202,365             $     600              $ 34,394
 Proceeds from exercise of common stock options                       62,500               187,500                87,737
 Purchase treasury stock                                            (243,658)                -                        -
 Proceeds from the sale of preferred stock, net
   of underwriting costs                                                -                    -                 6,343,614
 Loan payable - officer                                                 -                    -                 ( 118,383)
 Proceeds from borrowings                                               -                    -                 1,500,000
 Repayments of borrowings                                           (367,375)            ( 333,613)          ( 1,846,458)
                                                                 -------------- ---- ----------------- ---- ----------------
 Net cash provided by (used in) financing activities                (346,168)            ( 145,513)            6,000,904
                                                                 -------------- ---- ----------------- ---- ----------------

 Net increase (decrease) in cash and cash equivalents              8,820,126           ( 1,984,921)              711,413

 Cash and cash equivalents at beginning of year                    3,039,361             5,024,282             4,312,869
                                                                 -------------- ---- ----------------- ---- ----------------

 Cash and cash equivalents at end of year                        $11,859,487           $ 3,039,361           $ 5,024,282
                                                                 ============== ==== ================= ==== ================

 Supplemental Cash Flow Information:

 Cash payments for:
    Interest                                                     $  127,616            $    74,815           $   137,702
                                                                 ============== ==== ================= ==== ================
    Income taxes                                                 $1,644,950            $ 1,071,363           $ 1,506,739
                                                                 ============== ==== ================= ==== ================

 Non-Cash Investing Activities:

 Property and equipment financed through capital leases          $1,640,060            $      -               $      -
                                                                 ============== ==== ================= ==== ================

                                                                     See accompanying notes to consolidated financial statements.

WARRANTECH CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Cash and Cash Equivalents - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no cash equivalents at March 31, 1996 or 1995. At March 31, 1996, the Company had on deposit $11,256,100 of cash in excess of federally insured limits.

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

         Excess of Cost Over Fair Value of Assets Acquired - The excess of cost over fair value of the assets acquired is a result of the purchases o Dealer Based Services, Inc. in 1989, and Home Guarantee Corporation, PLC in July 1995 and is being amortized on a straight-line basis over fifteen and ten years, respectively. Amortization expense charged to operations for the years ended March 31, 1996, 1995 and 1994 amounted to $458,728, $401,815 and $525,648, respectively.

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




3.      INVESTMENTS IN MARKETABLE SECURITIES

         At March 31, 1996, investments in marketable securities are comprised of the following:


                      Amortized            Gross Unrealized          Aggregate Fair          Carrying Amount
                        Cost            Gains          (Losses)          Value          Short Term      Long Term
Municipal Bonds      $1,880,633        $2,660         $(13,913)         $1,869,380       $506,333        $1,363,047
Common Stock            330,880              -         (12,565)            318,315        318,315           -
                   -------------    -------------    -------------    -------------    -------------    -------------

Total
Investments
  in Marketable     $2,211,513         $2,660         $(26,478)        $2,187,695        $824,648        $1,363,047
  Securities
                   =============    =============    =============    =============    =============    =============



        At March 31, 1995, investments in marketable securities are comprised of the following:

                      Amortized            Gross Unrealized           Aggregate Fair            Carrying Amount
                        Cost            Gains          (Losses)           Value           Short Term        Long Term
Corporate Bonds      $ 336,325         $   962        $   (606)         $  336,681       $ 272,344         $   64,337

Municipal Bonds      2,676,985             221         (70,036)          2,607,170           -              2,607,170

Callable
Preferred                                                                                                     -
  Stock                200,000              -              -               200,000         200,000
                   --------------    --------------    -------------    --------------    --------------     =============

Total
Investments
  in Marketable
  Securities       $ 3,213,310         $ 1,183         $(70,642)        $ 3,143,851       $472,344         $2,671,507
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

                                         Amortized         Aggregate
                                            Cost           Fair Value
                                       ---------------   ---------------
Investments available for sale:
Due in one year or less                $   506,679       $   506,633
Due after one year through five years    1,373,954         1,363,047
Due after five years through ten                -                 -
years
Due after ten years                             -                 -
                                       ===============   ===============
                                       $ 1,880,633       $ 1,869,380
                                       ===============   ===============



4.      PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                            March 31,
                                                           --------------------------------------------
                                                                  1996                     1995
          Automobiles                                                        $                       $
                                                                        97,811                  16,901
          Equipment, furniture and fixtures                          8,101,861               4,725,444
          Leasehold improvements                                       382,938                 300,272
                                                           --------------------     -------------------
                                                                     8,582,610               5,042,617

          Less:  Accumulated depreciation
            and amortization                                         3,550,346               2,639,234
                                                           --------------------     -------------------
                                                                     5,032,264               2,403,383
                                                           --------------------     -------------------
          Assets under capital leases:
            Cost                                                     3,300,093               1,657,220
            Less:  Accumulated amortization                          1,529,559               1,194,693
                                                           --------------------     -------------------
                                                                     1,770,534                 462,527
                                                           --------------------     -------------------

          Total Property and Equipment, net                                  $      $        2,865,910
                                                                     6,802,798
                                                           ====================     ===================

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
                                                                          ====================    ==================

         The aggregate amounts of maturities at March 31, 1996 were as follows:

Fiscal Year                           Installment Note            Minimum Future
                                                                  Lease Payments
1997                                  $        4,190                 $    806,507
1998                                             -                        657,842
1999                                             -                        384,195
2000                                             -                        187,932
2001                                             -                         53,105
Thereafter                                       -                           -
                                      ------------------------    ------------------------
                                              4,190                     2,089,581
Less amount representing
  interest                                       -                        321,106
                                      ========================    ========================
Net                                   $       4,190                    $1,768,475
                                      ========================    ========================

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
                                                   ===================    ===================

Section 174 expense represents research and experimental expenses related to the development of proprietary relational data base and interactive software.

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
                                                            ================
                                                                 $8,984,170
                                                            ================

         Employment Contracts - The Company entered into employment agreements with its officers and certain key employees which will provide for aggregate annual salaries of approximately $1,752,150. Certain agreements call for (i) annual increases (ii) cost of living increases, and (iii) additional compensation, but only if certain defined performance levels are attained. This additional compensation is tobe paid in the form of cash and or Company common stock.

         Bonus Incentive Plans - The Company has bonus incentive plans designed to reward key management personnel with bonuses based on the attainment of specified operating goals. Total bonuses under the bonus incentive plans for the years ended March 31, 1996, 1995 and 1994, were $ 405,948, $1,413,057, and $46,669, respectively.

         Profit Sharing Arrangement - For the fiscal years ended March 31, 1996, 1995 and 1994 the Company accrued for profit sharing in the amounts of $(865,000), $2,676,001, and $1,364,089, respectively.
         Such amounts are included in the financial statements in other income/ (expense). (refer to Note 11)

         The accrued profit sharing due the Company as of March 31, 1996 and 1995 is $1,820,791 and $4,467,104, and such amounts are included in other receivables.

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

                  In February 1996, the Plaintiff in this matter filed another lawsuit in an Illinois court against a subsidiary of the Company, the parent Company, the parent Company's Chairman and the parent Company's President alleging that the Defendants tortuously interfered with the Plaintiff's business relationships after the Plaintiff was terminated as an agent. The Plaintiff seeks to recover commissions that it contends it would have earned if the Defendants had not precluded the Plaintiff from servicing certain accounts after the Plaintiff's termination.In the Complaint the Plaintiff is seeking $8 million in compensatory damages. The Plaintiff also seeks to recover punitive damages in the amount of $24 million. All of the Defendants deny and dispute Plaintiff's claims against them in this case, and they intend to vigorously defend and oppose those claims.

           (ii) In December 1993, a lawsuit was filed by a former officer and director of the Company, David Robertson, against the Compan and one of its subsidiaries in a Texas Court. The matter is currently pending before the American Arbitration Association in Connecticut. Robertson has alleged that the Company wrongfully terminated an employment agreement between Robertson and WDBS, and that the Company engaged in tortuous interference and fraud. Robertson has requested damages ranging from $450,000 to $5 million which includes his request for punitive damages. The Company has denied all material allegations in the claims. The Company has asserted a counterclaim in the amount of approximately $340,000 for reimbursement of attorneys' fees advanced by it on behalf of Robertson in connection with certain other actions. Management intends to vigorously defend against Robertson's claims and to vigorously prosecute its counterclaims. No hearing is presently scheduled on this matter.

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
                                                      =================    ==================    =====================

In October 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Operations over the service period of the employee (generally the vesting period). In lieu of recording such compensatio expense, entities are permitted to disclose its pro-forma impact, net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Operations based on the intrinsic value method prescribed in Accounting Principles Board No. 25, Accounting for Stock Issued to Employee.

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

On April 18, 1996, the Company and AIG consumated an agreement for the termination of the Techmark Joint Venture (the "Agreement"). Under the terms of the Agreement, AIG agreed to purchase the Company's forty-nine (49%) interest in the joint venture for approximately $3.8 million and for the Company to repurchase the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish their rights to other options under the original agreement.
As a result of this transaction, the Company no longer has any investment in o liability to the Joint Venture and will no longer record any equity in the operations of the Joint Venture. The redemption value will be offset by the amount due the Company from the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996 with a final installment of $140,960 due March 1999. In the event of default by the Company under the note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date.

At March 31, 1996, the Company's carrying value of its investment amounted to $1,885,674 which will result in a gain on the sale of the investment of ]$1,876,480, the excess of the proceeds over the carrying value, to be recognized in the first quarter of fiscal 1997.

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




===============================================================================
16.     Quarterly Financial Data (Unaudited)
================================================================================
The following fiscal 1996 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 1995 and 1994 and
March 31, 1996 and 1995 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                            Quarter Ended               Quarter Ended             Quarter Ended                Quarter Ended
                               June 30,                 September 30,              December 31,                  March 31,
                        1995          1994           1995          1994         1995         1994          1996           1995
Net revenues          $19,994,221    $13,939,184   $23,417,612    $17,018,432  $34,396,845   $20,202,935  $31,272,046  $19,378,774

Income from
    operations          1,487,194         52,333     1,410,907        289,917    2,780,482       678,391      (36,861)     974,394

Income
     before provision
     for income taxes   1,390,502        968,155     1,095,485        834,275    3,016,148     1,271,041   (1,469,781)(1)1,730,853

Net income               $650,460     $  618,813      $607,503       $539,652   $1,626,809    $1,032,696  $ (489,910)(2)$704,627(3)

Earnings per
     share:

Primary                      $.04           $.04          $.04           $.04         $.10          $.07       ($.04)         $.04
Fully Diluted                $.04           $.04          $.04           $.03         $.09          $.06       ($.03)         $.04

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





                                                        WARRANTECH CORPORATION AND SUBSIDIARIES
                                                              FINANCIAL STATEMENT SCHEDULE
                                                    SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------ -------------------------------------------------- -----------------
                       Column                  Column                      Column                          Column          Column
                          A                      B                            C                              D              E
------------------------------------------------------ ----------------------- --------------------------------------------------
------------------------------------------------------ ----------------------- --------------------------------------------------
                     Description               Balance at                   Additions                      Deductions-   Balance at
                                               Beginning of-------------------------------------------------
                                               Year       ------------------------- ------------------------
                                                          Charged to Costs         Charged to Other                       End of
                                                          and Expense (a)          Accounts-Describe       Describe (b)    Year
---------------------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 1996:
-             Allowance for doubtful accounts $    126,115   $  363,179               $  -               $   39,202     $   450,092

Year Ended March 31, 1995:
         Allowance for doubtful accounts              -         427,483                  -                  301,368         126,115

Year Ended March 31, 1994:
         Allowance for doubtful accounts            5,000        10,995                  -                   15,995           -


(a)   Bad debt expense charged to operations pertaining to accounts receivable.

(b)   Amount of write-offs during the year.
