Form 10-K
period 1997-03-31
WARRANTECH CORP
filed 1997-07-01
CIK 735571

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
[  X  ]                        FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended March 31, 1997
                                  OR
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              for the transition period from _______ to _______

                       Commission File No. 0-13084

                           WARRANTECH CORPORATION
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)
              _____Delaware____                           ___13-3178732____
        (State or other jurisdiction of                    (IRS Employer
           incorporation or organization                   Identification No.)

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

         Indicate by checkmark whether the Registrant (1) has filed all report to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registran was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes__X__          No_______
         Indicate by check mark if disclosure of delinquent filers pursuant t
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form
10-K [  ].
                          _______________________________
         The number of shares outstanding of the Registrant's common stock is 13,295,031 as of (June 17, 1997).

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $99,504,348 (as of June 17, 1997).
                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended are incorporated by reference in Part III.

Index to Exhibits is on page  51.
Document contains 56 pages

================================================================================

                                                   PART I


         Warrantech Corporation ("Warrantech" or the "Company") maintains executive offices at 300 Atlantic Street, Stamford, Connecticut 06901, operating facilities at 150 Westpark Way and 1441 West Airport Freeway, Euless, Texas 76040, as well as other Texas locations. The telephone number of the executive offices is (203) 975-1100.

Item 1.      Business

         Warrantech, through its wholly-owned subsidiaries, Warrantech Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc., provides outsourcing of business services through call center services and technical computer services and markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment, in the United States, Puerto Rico, Mexico, Canada, Caribbean, South America, Central America and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services.
The predominant terms of the contracts and manufacturer's warranties range from twelve (12) to eighty-four (84) months.

         The Company assists dealer-clients in obtaining insurance coverage that indemnifies the clients against losses resulting from service contract claims and protects the consumer by ensuring that their claims will be paid. Additionally, the Company and the insurers have agreements that provide eligibility for the Company to participate in the profits.

         Service contract programs benefit consumers with expanded and/or extensions of product coverage for a specified period of time (or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranty(ies). Such coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure.

         From a marketing perspective, the Company's products and services enhance the perceived value of the retailer', distributors', manufacturers' or financial institutions' products.

Warrantech Automotive, Inc.

         Warrantech Automotive, Inc. ("WAI") has operated as a wholly-owned subsidiary since November 1989. Through this subsidiary, the Company markets and administers vehicle service contract ("VSC") programs, credit life and other related automotive after-sale products, all of which enhance the profitability of the sale of automobiles, recreational vehicles and automotive components. These products are sold by franchised and independent automobile dealers, leasing companies, repair facilities, retail stores, and financial institutions.

         Additionally, WAI has expanded its efforts in the automotive field to provide administrative expertise and secure the placement of insurance coverage to other parties requiring such services on either VSC's or similar products.

         The VSC is a contract between the dealer/lessor (and in some states
WAI) and the vehicle purchaser/lessee that offers coverage that runs from one
(1) to eighty-four (84) months and 1,000 to 100,000 miles. Coverage is afforded in the event of the failure of a broad range of mechanical components that occurs during the term of the VSC, exclusive of failures covered by a manufacturers Warranty.

         The programs marketed and administered by WAI require that the dealer enter into an agreement whereby WAI is the provider of services to the dealer. Among these services is the development and distribution of marketing materials, processing of dealer produced VSC's, and the administration and payment of claims filed by contract holders under the terms of their VSC.

         WAI utilizes the services of independent agents to call on dealers to solicit their use of the VSC programs. At this time, Warrantech Automotive is represented by more than 90 agents in 46 states as well as Puerto Rico and Canada.

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

         Essential to the success of WAI is its ability to capture, maintain, track and analyze all relevant data regarding a VSC. To support this function, this subsidiary operates proprietary software developed internally which consists of custom designed relational databases with interactive capabilities. This configuration provides ample capacity and processing speed for current requirements as well as the ability to support significant future growth in this area.


Warrantech Consumer Product Services, Inc.

         Warrantech Consumer Product Services, Inc. ("WCPS"), a wholly-owned subsidiary, was formed in 1990 and, at that time, assumed the parent company"s efforts to develop, market and administer consumer product extended service contract programs.

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

         In exchange for agreed upon premiums and fees from the insured, liability for claims incurred by service contracts issued by a dealer, distributor or manufacturer has been assumed by Houston General
Insurance Company, a wholly-owned subsidiary of Tokyo Marine & Fire Insurance Company, the world's largest insurance organization. At the present time, in addition to Houston General, certain other programs offered by WCPS are also being insured by Virginia Surety Company, a member of AON Insurance Company, AIG member companies.

         It is also essential to the success of WCPS that it be able to capture, maintain, and analyze all relevant information about its service contracts. To support this function, WCPS has internally developed application programs that allow the tracking of a database of millions of service contracts. This also allows for the development of current and historical statistical data which is used to monitor its service contract program's performance, and also will support significant growth of WCPS's business.

         During fiscal 1995, WCPS commenced a program to enhance its products and services to solidify its position in the industry and broaden its market base. This is a continuing effort that seeks to identify opportunities, weigh their potential and develop programs and/or services to meet the needs of these new venues. In connection with this effort WCPS has upgraded existing service contract programs including the Repair Master Service contract program.
Special attention was given to the office products category with the emphasis on the personal computer segment of the industry which is rapidly expanding. This effort, which has continued in fiscal 1996, 1997, has resulted in increased market share in this segment.

         WCPS has one significant customer that accounted for approximately 23% and 14% of consolidated gross revenues for the years ended March 31, 1997 and 1996, respectively.

Warrantech Help Desk, Inc.

         The Company formed Warrantech Help Desk, Inc. ("WHD") a wholly-owned subsidiary, on March 25 1997, to provide information technology outsourcing support services to large national and multi-national corporations, government agencies and service organizations. This subsidiary offers its services through two business units: (i) Call Center Services, which provides its clients with inbound telephone support for their computer product end-users and (ii) Corporate Computer Services, which provides corporations with technical staffing. The call center is staffed by Technical Service Representatives with extensive technical training in computers and peripherals. Using centralized dispatch capabilities, WHD is able to provide "One call Service Solution" during manufacturer's warranty period and beyond. Support services includes call dispatch, parts acquisition, service call resolution and specialized reporting back to our clients. The WHD expanded service network includes national as well as international coverage. In addition, the service expertise of WHD will enhance the programs offered by certain other subsidiaries of the Company through the expediting of troubleshooting and problem solving over the phone. This should result in cost-savings by reducing the number of on-site calls and equipment returns.

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

Warrantech Home Service Company

         In fiscal 1996, the Company commenced operations of Warrantech Home Service Company ("WHSC"), a wholly-owned subsidiary, as the vehicle to develop, market and administer service contract programs in the United States covering mechanical breakdowns of the working systems and components in homes. The core program protects homeowners against the cost of repairs in case of a breakdow of one or more of the major home systems including heating and air conditioning, plumbing, electrical, and built-in appliances. The
Warrantech Home Service warranty is one of the first of its kind. It offers greater protection than what has been available until now and it provides this security at a lower cost.

         During fiscal 1997, WHSC signed an agreement with Zurich American Insurance Company to underwrite its home service business, and signed a five year agreement with MGIC Investment Corporation, the leading provider of home mortgages in the United States, to an exclusive agreement to market its home service contracts on a national basis.

Warrantech International, Inc.

         In July 1993, the Company through Warrantech International, Inc. ("WII") and AIG formed a joint venture, Techmark Services Ltd. "Techmark" or the "Joint Venture") owned fifty-one percent (51%) by AIG and forty-nine percent (49%) by the Company.

         In conjunction with the foregoing alliance, in October 1993, AIG purchased, for a price of $6,430,000, options and a special issue of preferred stock which was convertible into an issue of new shares of common stock which, subsequent to its issuance, would be equivalent to twenty percent (20%) of the Company's issued and outstanding common stock. Under the terms of the purchase agreement, AIG had the right to purchase an increased interest in the Company, to a maximum of thirty percent (30%) of the Company's issued and outstanding common stock, if certain operating goals were achieved by the Company.

         In April 1996, the Company and AIG agreed to terminate the joint venture effective January 1, 1996. Under the terms of the agreement, AIG agreed to purchase the Company's forty-nine percent (49%) investment in the joint venture for approximately $3.8 million and to sell back to the Company the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish their rights to other options under the original agreement. The balance due AIG of $2,395,960 for the preferred stock is in the form of a three year, non-interest bearing note payable. In the event of default by the Company with respect to this note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date. AIG also agreed to continue to insure certain extended warranty programs of the Company.

         In July 1995, Warrantech International, Inc., acquired Home Guarantee Corporation PLC (subsequently renamed Warrantech Europe Plc.), a British company which markets home warranty products in the United Kingdom covering mechanical breakdowns of the working systems and components in homes (e.g., furnaces, electrical and plumbing systems, and major appliances). In addition to home warranty products, Warrantech Europe's business will continue to expand to include extended warranties on a wide range of products including automobiles, business equipment, office and home computers, mobile telephones, and major appliances as well as credit card enhancement programs similar to those marketed in the United States. This subsidiary will also provide full database management, marketing, training, brokerage services, and customer car service for clients in the automotive, financial, manufacturing, retail and service sectors to certain other subsidiaries of the Company.

         In connection with the efforts of the Company in the South American market, WII and GTA Corporation have ended their relationship. WII now conducts its efforts on a direct basis and has developed relationships with the retailers and distributors who will market and sell the programs. In addition, WII has made contact with various insurers in certain South American countries to provide the insurance for the programs offered by such retailers and distributors. The Company believes that its direct efforts will result in greater penetration in the South American marketplace.

Sales and Marketing

         The sales and marketing activities of the Warrantech subsidiary companies are managed by each subsidiary's own sales and marketing personnel.
In certain circumstances, the subsidiaries have entered into marketing agreements with independent organizations that solicit dealers at their own expense, and receive a commission on all service contracts sold by such dealers.

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

Competition

         The Warrantech subsidiary companies compete with a number of independent administrators, divisions of distributors and manufacturers, financial institutions and insurance companies. While the Company believes that it occupies a preeminent position among its competitors in its field, it may not be the largest marketer and administrator of service contracts and limited warranties, and some competitors may have greater operating experience more employees and/or greater financial resources. Further, many manufacturers, particularly those producing motor vehicles, market and administer their own service contract programs for and through their dealers.

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

         The insurance protection is provided for the WAI programs by the New Hampshire Insurance Company, and other AIG member companies. These companies are all rated A++ (Superior) by the A.M. Best Company. WCPS and its clients are protected by insurance afforded by Houston General Insurance Company, a member of the Tokyo Marine & Fire Insurance Company, Virginia Surety Company, a Member of the AON Group and certain AIG member companies. Houston General and Virginia Surety are rated A (Excellent) and A+ (Superior), respectively, by A.M. Best Company. WHSC and its clients are protected by insurance through Zurich American Insurance Company, and A+ (Superior) rated carrier by A.M. Best Company.

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

         Additionally, agreements between the Company and the insurers, contain profit-sharing features that permit the Company to share in the profits earned by the service contract programs. The amounts to be received, if any, are determined in accordance with certain specified formulas by the type of program and by policy year. Certain of these agreements require interim calculations and distributions for various programs, with final calculations being made as contracts expire by term. The Company did not accrue or receive any profit sharing advances during the 1997 fiscal year.

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

          There are instances where the applicability of statutes and regulations to programs marketed and administered by the Company, and compliance therewith, involve issues of interpretation. The Company uses its best efforts to comply with applicable statutes and regulations but it cannot assure that its interpretations, if challenged, would be upheld by a court or regulatory body. In any situation in which the Company has been specifically notified by any regulatory bodies that its methods of doing business were not in compliance with state regulation, the Company has taken the steps necessary to comply.

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

Employees

         The Company and its subsidiaries currently employ approximately 500 individuals, an increase of approximately 100 over the preceding fiscal year. The increase is directly attributable to the expansion of customer service and claims representatives to meet the needs of the Company's expanding business. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


Item 2.      Properties

         The Company's executive offices are located in leased premises at 300 Atlantic Street, Stamford Connecticut. The premises, which are leased pursuant to two lease agreements (the "Lease"), consist of approximately 13,729 and 6,683 square feet respectively. The Leases, which became effective on March 1, 1989 and August 28, 1995 and expire on February 28, 1999 and September 29, 1998, provide for remaining annual base rent payments ranging from $389,512 to $359,333 and $106,928 to $53,464 respectively.

      The operating facilities of WCPS and WHSC are located in leased premises at 150 Westpark Way, Euless, Texas. The premises, consisting of approximately 25,505 square feet, are leased pursuant to a lease agreement
(the "Texas Lease") which was favorably renegotiated effective on March 1, 1993 and amended effective on March 1, 1996 to add an additional 1,448 square feet to the original 24,057. The Texas Lease expires on July 31, 2003 and provides for remaining annual base rent payments ranging from $291,182 to $352,819.

         Effective April 15, 1996, the Company leased an additional 36,814 square feet at 1441 West Airport Freeway, Euless, Texas to accommodate the operations of WAI and WHD which moved June 1, 1996 from the Westpark Way facility due to the expansion of the WCPS operations and the start-up of WHSC operations at that location. These premises, are being leased pursuant to a lease agreement that expires March 31, 2004. The lease provides for annua base rent payments ranging from $404,954 to $441,768 during the term of the lease.

         Additional facilities that support the operations of WDI are located at 1441 West Airport Freeway, Euless, Texas (approximately 12,901 square feet) and 7630-7632 Pebble Drive, Building #28, Fort Worth, Texas (approximately 6,000 square feet). These premises are leased under the terms of leases (the "Other Leases") that were effective on December 1, 1994 and March 1, 1996, respectively. The Other Leases provide for annual base rent payments ranging from $163,061 to $174,762.

         The operating facilities of WCPS of Florida are located in leased premises at 14502 North Dale Mabry Highway, Tampa, Florida. These premises are leased pursuant to a lease agreement which provides for annual base rent payments of $6,000 and expires on August 31, 1997.

         The operating facilities of Warrantech Europe, plc are located in leased premises at 248A Marylebone, Road, London. These premises are leased pursuant to a lease agreement which expires June 23, 2010 and provides for remaining annual base rent payments ranging from 94,050 to 108,450.


Item 3.      Legal Proceedings

A. The Oak Agency, Inc. and The Oak Financial Services, Inc. v. Warrantech Dealer Based Services, Inc. (WDBS).

This is a suit brought in the U.S. District Court, Northern District of Illinois, by the Oak companies against WDBS (now known as Warrantech Automotive, Inc.). Oak, a former agent of WDBS, alleges breach of a contract that was entered into in 1986 between Dealer Based Services, the predecessor company to WDBS, and Oak ("the predecessor Company to WDBS, and Oak"). The suit alleges that WDBS contracted to pay agent commissions after the contract was terminated. Oak sought a declaratory judgment and monetary damages of approximately $23.0 million from WDBS arising from the termination of the agency agreement with Oak.

A bench trial (to the Court rather to a jury) was held in the case during the week of May 19, 1997. On June 5, 1997, the District Court issued oral findings in which it held that: (i) Oak was owed sales commissions by WDBS for post-termination sales of vehicle service contracts (VSC's) by the auto dealers that Oak had solicited before it was terminated as an agent, and (ii) the obligation to pay these sales commissions to Oak would continue as long as the auto dealers solicited by Oak remained under contract to WDBS. The Court also held that Oak was entitled to receive accrued pre-judgment interest on the amount to be awarded in the judgment.

Although the Court did not determine the judgment amount, the Court held that WDBS was entitled to offset approximately 23% of the commissions claimed by Oak based on the fact that Oak did not provide service to auto dealers after it was terminated as an agent by WDBS. The Court also stated that it was excluding from the judgment amount commissions for the sale of VSC's by certain auto dealers that had not been solicited by Oak before WDBS terminated the agency agreement.

The parties appeared again before the District Court on June 16, 1997 to provide their calculation of the commissions to be awarded to Oak based on the Court's oral findings. The Court stated at this conference that it intends to calculate the judgment on the basis of $54.00, after allowance of all offsets, for each VSC sold by auto dealers that Oak had solicited before its termination as an agent. Based upon this calculation, the Company estimates that the amount of the judgment will be approximately $1.4 million. To the extent that additional VSC's are sold by the subject dealers, the Company's obligation to pay commissions to Oak on the sale of such VSC's after the entry of the judgment will be based on the $54.00 rate, as well. The Company is considering all of its available legal remedies (including an appeal) in anticipation of the judgment that will be entered by the Court.

B. The Oak Agency, Inc., et al. v. Warrantech, Inc., et al.; Case No. 96C1106, filed in the United States District Court for the Northern District of Illinois.

In February 1996, Oak filed this lawsuit in Federal District Court in the Northern District of Illinois against WDBS, as well as against the Company, Joel San Antonio, the Company's Chairman, and William Tweed, the Company's then President.

This case was consolidated for trial with the other action involving Oak described above. Before the case proceeded to trial, the parties agreed to dismiss the individual parties, Joel San Antonio and William Tweed. Then, in May 1997, the District Court granted Warrantech Corporation's motion for summary judgment dismissing with prejudice all of the claims that Oak had asserted, thereby disposing of this case.

C. In the Matter of Arbitration between David Robertson, Claimant, and Warrantech Corporation and Warrantech Automotive, Respondents.

This was an arbitration between the Company and David Robertson, President of Dealer Based Services, predecessor company of WDBS. and a former officer and direct of the Company. Robertson alleged that the Company wrongfully terminated an employment agreement between Robertson and WDBS, and that the Company engaged in tortious interference and fraud. Robertson requested damages up to $5 million. The Company asserted a counterclaim in the amount of approximately $340,000 for reimbursement of attorney's fees advanced by it on behalf of Robertson in connection with certain other actions. Following hearings held between November 1996 and February 1997, the arbitration panel issued awards in favor of Robertson on his claim and in favor of the Company on its counterclaim. Before the awards were confirmed, the parties entered into a settlement agreement on May 2, 1997, pursuant to which the Company agreed to pay $235,000 to Dealer Based Services, Inc., a company owned and controlled by Robertson, and the parties exchanged mutual general releases.

Item 4.    Submission of Matters to Vote of Security Holders

           No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1997.


                                                  PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has been reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), and currently is reported on NASDAQ's National Market System ("NMS"), under the trading symbol "WTEC".

As of June 17, 1997, there were 13,295,031 Common Shares outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $11.50.

Following is a summary of the price range of the Company's Common Stock during its 1997 and 1996 fiscal years:

Common Stock

Quarter of Fiscal 1997                                    High & Low Bid

           First                                       $  4.67       $  4.46
           Second                                      $  6.09       $  5.74
           Third                                       $ 14.17       $ 10.21
           Fourth                                      $ 10.43       $  9.76

Quarter of Fiscal 1996                                    High & Low Bid

           First                                         $5.75         $4.81
           Second                                        $6.13         $4.13
           Third                                         $6.44         $4.13
           Fourth                                        $5.06         $3.50

The number of shareholders of record of the Company's Common Stock as of June 17, 1997 was 988.

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

                               FOR THE YEARS ENDED MARCH 31,
                 ---------------------  ------------------- ---------------------- ------------------------ ---------------------
                         1997                  1996                 1995                    1994                       1993
                 ---------------------- ------------------- ----------------------  -----------------------    ------------------
Gross revenue        $161,044,135          $110,246,219        $ 71,239,070            $ 46,970,763                $43,841,017
Net (increase)
decrease in
deferred revenue       (1,381,271)          (1,165,495)            (699,745)              (316,290)                    314,931
                     ------------------    ---------------- ----------------------    -----------------------    -----------------
Net revenue           159,662,864          109,080,724           70,539,325             46,654,473                 44,155,948
                     ------------------    ---------------  ----------------------    -----------------------    -----------------
Net income            $ 4,794,715          $ 2,394,862          $ 2,895,788              $ 703,591                $ 1,061,471
                     ==================    ===============  ======================    =======================    =================
Earnings per
   common share:
Net income                  $0.32                $0.16                $0.19                  $0.05                      $0.08
                      =================  =================  ======================    =======================    =================
Cash dividend declared      NONE                  NONE                 NONE                   NONE                       NONE
                      =================  =================  ======================    =======================    =================
Total assets          $66,124,255          $56,613,710          $41,858,546           $ 33,828,572                $24,646,791
                      =================  =================  ======================    =======================    =================
Long-term debt and
   capital lease
   obligations        $ 2,491,786          $ 1,124,015            $ 293,648              $ 476,875                  $ 853,101
                      =================  =================  ======================    =======================    =================
Convertible
   exchangeable
   preferred stock          -              $ 6,420,363          $ 6,396,795            $ 6,343,614                      -
                      =================  =================  ======================    =======================    =================
Common stockholders'
   equity             $25,281,941          $19,656,931          $17,443,763            $14,300,322                 $13,427,311
                      =================  =================  ======================    =======================
Working capital       $13,602,168          $13,221,212          $11,067,983            $ 9,768,580                 $ 4,982,608
                      =================  =================  ======================    =======================    =================






                                                                14

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  General

         The Company, through its WAI, WCPS, WDI, WHSC, and WII subsidiaries, provides marketing and administrative services to over 3,000 retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, homes, home appliances, home entertainment products, computers and peripherals, office and communications equipment. The Company's administrative services pertain primarily to extended service contracts and limited warranties, issued by the retailer, distributor or manufacturer to the purchaser/lessee of the consumer product. Additionally, the Company maintains administrative facilities for, and provides administrative services to, insurance companies and financial institutions for other types of insurance products such as credit card enhancement programs like "purchase protection" and "unemployment" coverages.

                      Results of Operations

Gross Revenues

         Fiscal 1997 vs. 1996

         Gross revenues for the fiscal years ended March 31, 1997 and 1996 were $161,044,135 and $110,246,219, respectively, representing an increase of 46% in the current fiscal year. The increase is the result of the Company's efforts in expanding its market penetration in the personal computer industry as well as continued market penetration in the other consumer products and automotive products market segments. The gross revenues attributable to consumer product and automotive programs increased approximately $50 million as a direct result of approximately $27 million related to new business and approximately $23 million related to volume increases with existing customers. This increase in business includes the result of increased efforts with respect to renewals and second effort sales, and revenues of Warrantech Europe of $1,318,186.

         For the three month periods ended March 31, 1997 and 1996, gross revenues were $44,249,472 and $31,481,357, respectively, an increase of 41%. The principal reason for this increase is the volume of business with new customers during the fiscal quarter in the automotive, consumer products and international businesses.

         Fiscal 1996 vs. 1995

         Gross revenues for the fiscal years ended March 31, 1996 and 1995 were $110,246,219 and $71,239,070, respectively, representing an increase of 55%. The increase is the result of the Company's efforts in expanding its market penetration in the personal computer industry as well as continued market penetration in the other consumer products and automotive products market segments. The gross revenues attributable to consumer product and automotive programs increased approximately $37 million as a direct result of approximately $20 million related to new business, approximately $14 million related to volume increases with existing customers, and one time gains of approximately $3 million resulting from the accession of service contract portfolios from new customers. The balance of the increase is the result of increased efforts with respect to renewals and second effort sales. Revenues of Warrantech Europe (formerly Home Guarantee Corporation Plc acquired July
1995) were insignificant to consolidated gross revenues during the current fiscal year.

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

         Fiscal 1997 vs. 1996

         The net increase in deferred revenues for the year ended March 31, 1997 amounted to $1,381,271 as compared with $1,165,495 for the same period a year ago. For the three month period ended March 31, 1997, the net increase in deferred revenues amounted to $423,030 as compared with $209,311 for the same period a year ago. These increases are directly attributable to the increased number of service contracts sold with a service period greater than one year during the current year and three month periods ended March 31, 1997 and 1996 offset in part by the amounts earned on expiring contracts during the same periods.

         Fiscal 1996 vs. 1995

         The net increase in deferred revenues for the year ended March 31, 1996 amounted to $1,165,495 as compared with $699,745 for the same period in the prior year. For the three month period ended March 31, 1996, the net increase in deferred revenues amounted to $209,311 as compared with $175,353 for the same period in the prior year. These increases are directly attributable to the increased number of service contracts sold with a service period greater than one year during the current year and three month periods ended March 31, 1996 and 1995 and amounts deferred with respect to the accession of service contract portfolios from new customers in the second and third quarter periods of fiscal 1996 offset in part by the amounts earned on expiring contracts during the same periods.


Direct Costs

         Direct costs are those costs directly related to the production and acquisition of service contracts. These costs consist primarily of insurance premiums and commission expenses.

         Fiscal 1997 vs. 1996

        Direct costs for the fiscal year ended March 31, 1997 were $112,161,400 as compared with $74,013,324 for the fiscal year ended March 31, 1996. Direct costs for the three month periods ended March 31, 1997 and 1996 amounted to $30,245,466 and $21,656,315, respectively. These increases in direct costs are principally the result of volume increases in contracts sold and to a lesser extent a higher level of premium on WAI programs which reflect improved coverages.

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


Service, Selling and General and Administrative Expenses

         Fiscal 1997 vs. 1996

         Service, selling and general and administrative expenses for the fiscal year ended March 31, 1997 were $36,320,524 as compared to $27,362,214 for the fiscal year ended March 31, 1996. For the three month period ended March 31, 1997, service, selling and general and administrative expenses amounted to $10,380,211 as compared to $8,661,694 for the same period last year. The relative dollar increase in both the current fiscal year and quarter is directly attributable to increases in sales related costs and payroll and payroll related costs arising from continued increases in head count to meet the service requirements associated with the increased number of service contracts being sold. As a percentage of gross revenues, service, selling and general and administrative expenses have decreased 2% and 4% in the current fiscal year and quarter ended March 31, 1997, respectively, which is indicative of the improved functional expense controls implemented by management during fiscal 1997.

         Fiscal 1996 vs. 1995

         Service, selling and general and administrative expenses for the fiscal year ended March 31, 1996 were $27,362,214 as compared to $20,716,655 for the fiscal year ended March 31, 1995. For the three month period ended March 31, 1996, service, selling and general and administrative expenses amounted to $8,661,694 as compared to $6,617,117 for the same period in the prior year. The relative dollar increase in both the current fiscal year and quarter is directly attributable to increases in sales related costs and payroll and payroll related costs arising from continued increases in head count to meet the service requirements associated with the increased number of service contracts being sold. In addition, service, selling and general and administrative expenses include approximately $1.2 million and $.6 million of expenses for the fiscal year and quarter ended March 31, 1996, respectively, related to Warrantech Europe which was acquired in July 1995. As a percentage of gross revenues, service, selling and general and administrative expenses have decreased 4% and 6% in the current fiscal year and quarter ended March 31, 1996, respectively, which is indicative of the improved functional expense controls implemented by management during fiscal 1996.

Provision for Bad Debt Expense

         For all years presented, the provision for bad debt expense results from the write-off of accounts considered to be uncollectible

Depreciation and Amortization

         Fiscal 1997 vs. 1996

         Depreciation and amortization amounted to $2,619,981 and $868,808 for the fiscal year and three month period ended March 31, 1997, respectively as compared to $1,700,285 and $785,584 for the same periods in fiscal 1996, respectively. The increases over the same periods a year ago reflect a higher level of depreciation during the year resulting from approximately $5.4 million in assets placed in service during the current fiscal year. This increase in assets is directly attributable to (I) a continuing upgrade of the Company's information systems and (ii) the purchase of additional computer equipment to accommodate personnel growth and efficiency of operations.

         Fiscal 1996 vs. 1995

         Depreciation and amortization amounted to $1,700,285 and $785,584 for the fiscal year and three month period ended March 31, 1996, respectively.
The increase over the same periods in the prior year reflect a higher level of depreciation during the year resulting from approximately $3.5 million in assets placed in service during the current fiscal year. This increase in assets is directly attributable to an ongoing upgrade of the Company's information systems.

Operations of Equity Joint Venture

         In April 1996, the Company and its joint venture partner, AIG, agreed to terminate the joint venture, Techmark Services Ltd, effective January 1, 1996. Under the terms of the agreement, AIG agreed to purchase the Company's forty-nine percent (49%) investment in the joint venture for $3,762,154.
As of March 31,1996, the Company's carrying value of the joint venture investment amounted to $1,885,674 which resulted in a gain on the sale of the investment of $1,876,480 recognized in the first quarter of fiscal 1997. The losses in operations of the equity joint venture amounting to $957,748 represent the Company's share of the joint venture losses from the beginning of fiscal year 1996 through the effective date of the transaction, January 1, 1996.

Other Income/(Expense)

         For fiscal 1997, Other Income (Expense) primarily reflects net interest income. For fiscal 1996, Other Income/(Expense) primarily reflects a charge of $865,000 to profit sharing and a charge of $222,845 relating to a residual amount due the Company from the sale of a business in a prior year. It was during fiscal 1997 that the Company renegotiated certain of its profit sharing arrangements with its insurers. The principal effect of this modification was to change the nature of profit sharing to more long-term in nature. The changes to these contracts and a reexamination of experience affecting the estimated ultimate realization of the profit sharing through expiration of the underlying contracts resulted in a charge of $1,300,000 in the fourth quarter of fiscal 1996. For fiscal 1995, other income/(expense) primarily reflects profit sharing income of $2,676,001.

Income Taxes

         The income tax provision for fiscal 1997 and 1996 differs from the statutory rate primarily due to state and local taxes and the non-deductibility of goodwill amortization. The net deferred tax asset as of March 31, 1997 and 1996 contains a benefit of $635,213 and $1,111,804, respectively related to foreign losses. Management expects to realize this tax benefit, which has an indefinite carryforward period, against future foreign income.

Net Income

         Fiscal 1997 vs. 1996

         Net income (loss) for the fiscal year and three month period ended March 31, 1997 amounted to $4,794,715 and ($471,653) or $.32 and ($.03)
per primary share, respectively, as compared to $2,394,862 and ($489,910) or $.16 and ($.04) per primary share, respectively, for the comparable period in fiscal 1996. The increase in net income and per share amounts for the fiscal year is directly attributable to the gain on the sale of the Techmark Joint Venture, the increase in new business and volume increases for existing customers.

         Fiscal 1996 vs. 1995

         Net income (loss) for the fiscal year and three month period ended March 31, 1996 amounted to $2,394,862 and ($489,910) or $.16 and ($.04)
per primary share, respectively as compared to $2,895,788 and $704,627 or $.19 and $.04 per primary share, respectively for the comparable period in fiscal 1995. The decrease in net income and per share amounts for the fiscal year is directly attributable to the Techmark losses, losses associated with Warrantech Europe and a profit sharing charge of $1,300,000 recognized in the fourth quarter of the fiscal year to reflect contractual changes made to these agreements and a reexamination of experience related to the underlying contracts which offset the profit increases resulting from the increase in business and the one time gains associated with the accession of two portfolios from new customers.

Liquidity and Capital Resources

         The primary source of liquidity during the current year was cash generated by operations. Funds were utilized for working capital expenditures and capital expenditures relating to the upgrading of the Company's information systems.


         The Company has an ongoing relationship with an equipment financing company and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during fiscal 1997 amounted to $1,992,136. In addition, on June 30, 1996 the Company completed an agreement to extend its line of credit with a bank for $10 million, $6.5 million committed and $3.5 million standby. The line of credit is collateralized by certain accounts receivable and expires on July 31, 1997. At March 31, 1997, the Company did not have any borrowings under the line of credit.

         In connection with the sale of the Company's joint venture interest to AIG, the Company agreed to repurchase 3,234,697 shares of convertible exchangeable preferred stock held by AIG at their redemption value of $6,430,000. This amount will be offset by the amount due the Company for the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable. The note is payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996, with a final installment of $140,960 due March 1999. As of March 31, 1997, $1,575,960 was outstanding. Also, as part of the agreement, AIG agreed to pay the Company $1,480,000 related to amounts due the Company under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit for the benefit of AIG through December 31, 2002 which can be drawn against by AIG in the event that the ultimate profit sharing amount due the Company is less than the amount paid. It is anticipated that no amounts will be due AIG under this letter of credit.

         The Company believes that internally generated funds will be sufficient to finance its current operation for at least the next twelve months.

         Management believes that there are significant opportunities for growth through acquisitions in the business services industry. In order to take full advantage of such opportunities a Mergers and Acquisitions team has been formed. While there can be no assurance that any transactions will materialize, to the extent that capital resources are required in connection with any proposed transaction, the Company believes that it will be able to meet its needs through a combination of available cash on hand, borrowings against its available bank credit line, and additional third-party financing. Based on discussions with third parties, the Company believes such funding will be available to the Company if needed on acceptable terms, although such availability cannot be assured.

         The effect of inflation has not been significant to the Company since its formation.

New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS") ("FAS 128"). FAS 128 specifies the computation presentation and disclosure requirements for EPS and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

         FAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS
  (b) eliminating the modified treasury stock method and the three percent materiality provision, and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structure regardless of whether basic and diluted EPS are the same, it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.

         Had FAS 128 been implemented for the fiscal year ended March 31, 1997, basic EPS and diluted EPS would have been $0.37 and $0.31, respectively.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, Disclosure of Information About Capital Structure ("FAS 129"). FAS 129 is effective for financial statements for periods ending after December 15, 1997.

         FAS 129 requires disclosure about an entity's capital structure including a brief discussion of rights and privileges for securities outstanding, dividend and liquidation preferences, participation rights, exercise prices of rates and pertinent dates, significant terms of contracts to issue additional shares and other similar items. The Company believes that its current disclosures already comply with FAS 129.




Item 8.   Financial Statements and Supplementary Data


                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                Page No.

Report of Independent Accountants....................                 22

Consolidated Financial Statements:
         Balance Sheets as of March 31, 1997 and 1996....             23

             Statements of Operations For the Years Ended
         March 31, 1997, 1996 and 1995................                24

         Statements of Common Stockholders' Equity
         For the Years Ended March 31, 1997, 1996 and 1995            25

         Statements of Cash Flows
         For the Years Ended March 31, 1997, 1996 and 1995. .         26-27

Notes to Consolidated Financial Statements..............              28-46

Consolidated Financial Statement Schedule
         Schedule VIII - Valuation and Qualifying Accounts.              47












                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Warrantech Corporation:


         We have audited the consolidated financial statements and the financial statement schedule of Warrantech Corporation and Subsidiaries (the "Company") listed in the accompanying index on page 22. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                  COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
June 26, 1997



=============================================================================

============================================================================

23

                         WARRANTECH CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                   AS S E T S

                                                              March 31,
                                                 ------------------------------
                                                 -------------    -------------
                                                      1997             1996
                                                 -------------    -------------
Current Assets:
Cash and cash equivalents                        $  17,031,925    $  11,859,487

Investments in marketable securities                   286,099          824,648


Accounts receivable, (net of allowances of $300,328
and $450,092, respectively)                         23,290,035       16,160,209

Other receivables, net                               3,874,451        8,610,919
Income tax receivable                                  115,064            -

Prepaid expenses and other current assets            1,633,699          988,936
                                                    -------------    ----------
   Total Current Assets                             46,231,273       38,444,199
                                                    -------------    ----------
Property and Equipment - Net                        10,111,193        6,802,798
                                                    -------------    ----------


Other Assets:
Excess of cost over fair value of assets acquired
  ( net of accumulated amortization of
    $3,637,233 and $3,170,089, respectively)         3,651,400        4,118,544
Investment in and advances to joint venture                 -         1,885,674
Deferred income taxes                                2,009,941        2,031,535
Investments in marketable securities                 2,041,001        1,363,047
Restricted cash                                        800,000          700,000


Split dollar life insurance policies                   865,542          683,893

Notes receivable - long-term                            42,076           87,760
Collateral security fund                               199,389          199,389
Other assets                                           172,440          296,871
                                                    -------------   -----------

          Total Other Assets                         9,781,789       11,366,713
                                                    -------------    ----------

                    Total Assets                   $66,124,255      $56,613,710
                                                   =============   ============



LIABILITIES, PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

                                                               March 31,
                                                       ------------  ----------
                                                            1997        1996
                                                       ------------ -----------
      Current Liabilities:
      Current maturities of long-term debt and capital
      lease obligations                                $ 1,997,835 $  648,650


      Insurance premiums payable                        19,602,290 16,247,247
      Income taxes payable                                   -      1,795,018
      Accounts and commissions payable                   5,261,867  4,809,527
      Legal settlements payable                          1,635,000      -
      Accrued expenses and other current liabilities     4,132,113  1,722,545
                                                       ------------ ---------
         Total Current Liabilities                      32,629,105 25,222,987
                                                       ----------- ----------

      Deferred Revenues                                  5,019,190  3,654,794
                                                       ----------- ----------

      Long-Term Debt and Capital Lease Obligations       2,491,786  1,124,015
                                                       ----------- ----------
      Deferred Rent Payable                                702,233    534,620
                                                       ----------- ----------
      Commitments and Contingencies (See Note 9)
      Convertible Exchangeable Preferred Stock
       - $.0007 par value
         Authorized, 15,000,000 shares
          Issued and outstanding 0 shares and 3,234,697 shares
      at March 31, 1997 and 1996 respectively
         (Redemption value - $6,430,000)                      -     6,420,363
                                                       ----------- ----------

       Common Stockholders' Equity:
         Common stock - $.007 par value
           Authorized  - 30,000,000 shares
           Issued - 13,261,636 shares
            at March 31, 1997 and 13,082,181 shares
            at March 31, 1996                              90,911      89,375
         Additional paid-in-capital                    13,033,185  12,212,641
         Unrealized loss on investments, net               (1,563)    (15,031)

         Accumulated translation adjustments               16,544     (10,520)
         Retained earnings                             12,714,914   7,843,332
                                                      ------------ -----------
                                                       25,853,991  20,119,797
      Less:  Deferred compensation                        (78,231     (70,116)
      Treasury stock - at cost, 100,000 shares
         at March 31, 1997 and 93,000 shares at
         March 31, 1996                                 (493,819)    (392,750)
                                                      ----------- ------------
              Total Common Stockholders' Equity       25,281,941   19,656,931
                                                      ----------- ------------
              Total Liabilities, Preferred Stock  and
                  Common Stockholders'  Equity       $66,124,255  $56,613,710
                                                     ===========  ===========
See accompanying notes to consolidated financial statements.

=============================================================================
===============================================================================

                                                                         WARRANTECH CORPORATION AND SUBSIDIARIES
                                                                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            For the Years Ended March 31,
                                                             -------------------------------------------------------------
                                                                    1997                  1996                  1995
                                                             -----------------     -----------------     -----------------
Gross revenues                                                  $161,044,135          $110,246,219          $71,239,070

Net increase in deferred revenues                                  1,381,271             1,165,495              699,745
                                                             -----------------     -----------------     -----------------
                                                             -----------------     -----------------     -----------------
Net revenues                                                     159,662,864           109,080,724           70,539,325
                                                             -----------------     -----------------     -----------------

Costs and expenses:
   Direct costs                                                   112,161,400            74,013,324          46,140,548
   Service, selling, and general and administrative                36,320,524            27,362,214          20,716,655
   Provision for bad debt expense                                     733,119              363,179              427,483
   Depreciation and amortization                                    2,619,981             1,700,285           1,259,604
                                                             -----------------     -----------------     -----------------
Total costs and expenses                                         151,835,024           103,439,002           68,544,290
                                                             -----------------     -----------------     -----------------

Income from operations                                              7,827,840             5,641,722           1,995,035
                                                             -----------------     -----------------     -----------------

Legal Settlements                                                  (2,274,170)             -                     -
Gain on sale of equity joint venture                                1,876,480              -                     -
Equity in operations of joint venture                                -                     (957,748)           (298,272)
Other income/(expense)                                                324,585              (651,620)          3,107,561
                                                             -----------------     -----------------     -----------------

Income before provision for income taxes                           7,754,735              4,032,354           4,804,324
Provision for income taxes                                         2,960,020              1,637,492           1,908,536
                                                             -----------------     -----------------     -----------------

Net Income                                                       $ 4,794,715            $ 2,394,862           $2,895,788
                                                             =================     =================     =================

Earnings per share:

Primary                                                             $.32                  $.16                  $.19
                                                             =================     =================     =================

Fully Diluted                                                       $.31                  $.15                  $.17
                                                             =================     =================     =================


Weighted average number of shares outstanding:

Primary                                                          15,218,454             15,152,043           15,588,145
                                                             =================     =================     =================

Fully Diluted                                                    15,394,869             16,465,833           16,894,351
                                                             =================     =================     =================



                                                              See accompanying notes to consolidated financial statements.

                                                                    24

========================================================================
                    WARRANTECH CORPORATION AND SUBSIDIARIES
========================================================================

              CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS EQUITY

                                                                                                                          Total
                                                                                                                          Common
                                                 Additional Unrealized  Accumulated                                       Stock-
                                   Common Stock   Paid-In    Loss on     Translation Retained Deferred    Treasury Stock  holders
                                Shares  Par Value Capital    Investments Adjustments Earnings Compensation Shares Amount  Equity
Balance at March 31, 1994       12,965,302 88,557 $11,752,754 $     -     $     -  $2,629,431$(21,328) (41,000)(149,092)14,300,322

Issuance of common stock through
through exercise of common
stock option                    75,000        525     321,350                                                              321,875

Issuance of common stock         5,000         35      23,403                                 (23,438)                       -

Change in unrealized loss on investments,
net of tax of $27,089                                          (42,370)                                                    (42,370)

Amortization of deferred compensation                                                          21,328                       21,328

Imputed interest on preferred stock                                                   (53,180)                             (53,180)

Net income                                                                          2,895,788                            2,895,788
                           ----------- ---------- -----------  ---------  --------- ----------- ----------- ---------  ---------
Balance at March 31, 1995   13,045,302  89,117    12,097,507   (42,370)             5,472,039 (23,438) (41,000)(149,092)17,443,763

Issuance of common stock
through exercise of common
stock option                    25,000    175         62,325                                                                62,500

Issuance of common stock        11,879     83         52,809                                  (42,142)                      10,750

Change in unrealized loss
on investments, net of tax
of $17,800                                                     27,339                                                       27,339

Translation adjustments                                                (10,520)                                            (10,520)

Amortization of deferred compensation                                                         12,344                        12,344

Purchase of treasury shares                                                                           (56,000)(260,538)   (260,538)

Issuance of treasury shares                                                                  (16,880)   4,000   16,880         -

Imputed interest on preferred stock                                                (23,569)                                (23,569)

Net income                                                                       2,394,862                               2,394,862
                          ----------- -------- -----------  ---------  --------- ----------  ------- ---------  --------- ---------
Balance at March 31, 1996  13,082,181 89,375    12,212,641   (15,031)  (10,520)  7,843,332   (70,116) (93,000)(392,750) 19,656,931

Issuance of common stock
through exercise of common
stock option                  175,251  1,227       709,653                                                                710,880
Issuance of common stock        4,204    309       110,891                                   (47,197)                      64,003
Change in unrealized loss on
investments, net of
tax of $8,484                                                 13,468                                                       13,468
Translation adjustment                                                  27,064                                             27,064
Amortization of deferred   compensation                                                       39,082                       39,082
Purchase of Treasury stock                                                                             (7,000)(101,069)  (101,069)
Imputed interest on preferred stock                                                 76,867                                 76,867
Net income                                                                       4,794,715                              4,794,715
                          ---------- ---------- -----------  ---------  --------- -----------  ----------- ---------  ---------
Balance at March 31, 1997 13,261,636 $90,911   $13,033,185  $(1,563)    16,544  12,714,914  (78,231) (100,000)(493,819)25,281,941
                         =========== ========== ===========  =========  ========= ===========  =========== =========  =========

See accompanying notes to consolidated financial state






                    WARRANTECH CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended March 31,
                                                                ------------------ -- ------------------ -- ------------------
                                                                       1997                  1996                  1995
                                                                ------------------    ------------------    ------------------
Cash flows from operating activities:
   Net income                                                   $   4,794,715         $    2,394,862          $ 2,895,788
                                                                ------------------    ------------------    ------------------
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                 2,619,981              1,712,431            1,259,604
      Deferred revenues                                             1,364,396              1,184,345              699,744
      Deferred income taxes                                            21,805             (1,002,452)            (296,601)
      Gain on sale of investment in joint venture                  (1,876,480)                 -                    -
      Loss from equity joint venture                                     -                   957,748              298,272
      Elimination of intercompany profits with joint venture             -                     -                 (28,038)
      Other                                                           (62,174)                (2,822)             116,150
      Increase (decrease) in cash flows as a result of
         changes in asset and liability balances:
         Accounts receivable                                       (7,129,826)            (3,450,088)          (4,744,974)
         Other receivables                                          4,736,468                  5,090           (3,391,088)
         Income tax receivable                                       (115,064)                  -                    -
         Prepaid expenses and other current assets                   (644,763)                97,536              557,043
         Split dollar life insurance policies                        (181,649)                14,445             (102,550)
         Other assets                                                  24,431                681,981              423,100
         Insurance premiums payable                                 3,355,043              7,016,870            2,117,103
         Income taxes payable                                      (1,795,018)               784,140            1,010,878
         Accounts and commissions payable                             452,340              2,102,284              343,073
         Legal settlements payable                                  1,635,000                   -                    -
         Accrued expenses and other current liabilities             2,409,568                (18,002)             919,370
         Deferred rent payable                                        167,613                 94,375               76,796
                                                                ------------------    ------------------    ------------------
                                                                ------------------
   Total adjustments                                               4,981,671              10,177,881             (742,118)
                                                                ------------------
                                                                ------------------    ------------------    ------------------
 Net cash provided by operating activities                         9,776,386              12,572,743            2,153,670
                                                                ------------------    ------------------    ------------------
 Cash flows from investing activities:
   Proceeds from sale of property and equipment                         -                  -                      23,396
   Purchase of property and equipment                             (3,379,104)         (3,489,974)             (1,539,093)
   Net cash paid for acquired company                                   -               (735,984)                     -
   Certificates of deposit                                              -                  -                      27,000
   Purchase of marketable securities                              (1,313,356)           (948,602)            (1,038,543)
   Certificates of deposit and cash trust fund - restricted             -                  -                     157,602
   Proceeds from sales, redemptions and maturities of
     marketable securities                                         1,055,934           1,730,612                500,000
   Investment in and advances to joint venture                          -                 37,499                (2,123,440)
                                                                ------------------    ------------------    ------------------
 Net cash used in investing activities                         $  (3,636,526)        $(3,406,449)            $(3,993,078)
                                                                ------------------    ------------------    ------------------

                                          (Continued)
                See accompanying notes to consolidated financial statements.

                                                            WARRANTECH CORPORATION AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                          (Continued)

                                                                               For the Years Ended March 31,
                                                                       1997                  1996                  1995
                                                                 -------------- ---- ----------------- ---- ----------------
 Cash flows from financing activities:
     Decrease in notes receivable                                $       45,684      $    202,365               $    600
     Proceeds from exercise of common stock options                     822,080            62,500                187,500
     Purchase treasury stock                                           (101,069)         (243,658)
     Repayments, notes and capital leases                            (1,734,117)         (367,375)            (  333,613)
                                                                 -------------- ---- ----------------- ---- ----------------
     Net cash (used in) financing activities                           (967,422)         (346,168)            (  145,513)
                                                                 -------------- ---- ----------------- ---- ----------------

 Net increase (decrease) in cash and cash equivalents                 5,172,438         8,820,126            ( 1,984,921)

 Cash and cash equivalents at beginning of year                      11,859,487         3,039,361              5,024,282
                                                                 -------------- ---- ----------------- ---- ----------------

 Cash and cash equivalents at end of year                        $   17,031,925      $ 11,859,487            $ 3,039,361
                                                                 ============== ==== ================= ==== ================

 Supplemental Cash Flow Information:

 Cash payments for:
    Interest                                                     $      410,109      $    127,616            $    74,815
                                                                 ============== ==== ================= ==== ================
    Income taxes                                                 $    4,879,377      $  1,644,950            $ 1,071,363
                                                                 ============== ==== ================= ==== ================

 Non-Cash/Investing and financing activities:
     Purchase of preferred stock                                 $    6,420,363             -                      -
     Note issued in connection with purchase of preferred stock       2,395,960             -                      -
     Property and equipment financed through capital leases           1,989,136   $    1,640,060             $     -

                                                  See accompanying notes to consolidated financial statements.

WARRANTECH CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business - Warrantech Corporation ("Warrantech" or the "Company"), through its wholly-owned subsidiaries, Warrantech Automotive, Inc.,Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc. markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, homes, home appliances, home entertainment products, computers and peripherals, office and communication equipment, call center services and technical computer services in the United States, Puerto Rico, Mexico, Canada, Caribbean, Central and South America and the United Kingdom. Additionally, third-party administrative services pertaining primarily to extended service contracts and limited warranties are provided to manufacturers of consumer and automotiv products and other business entities requiring such services. The actual repair service under such extended service contracts and limited warranties is provided by third party repair facilities and the cost of such repair services is borne by the insurance companies. The predominant terms of the contracts and manufacturer's warranties range from one (1) to eighty-four (84) months.

Basis of Presentation and Principles of Consolidation - The accompanying ] consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Amounts representing the Company's percentage interest in the underlying net assets of less than majority-owned companies, in which a significant equity ownership interest is held, are included in Investment in and advances to joint venture. The Company's share of the results of operations of these companies is included in the Consolidated Statement of Operations caption Equity in operations of joint venture.

Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition Policy - The Company's revenue recognition policy is based on the proportional performance method which recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Only revenues in an amount sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. The Company does not generate revenue or incur costs from separately priced extended warranty or product maintenance contracts.

Direct Costs - Direct costs which consists primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts. The company does not generate revenue or incur costs from separately priced extended warranty or product maintenance contracts.

Profit Sharing Arrangement - Pursuant to agreements with its insurers, the Company is eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined based upon the residual value of the premiums set aside by the nsurer to pay losses (the "Loss Fund"). The residual value is comprised of underwriting profits and investment income earned on the monies in the
Loss Fund. Subsequent adjustments to original estimates are solely changes in estimates based upon current information, affording the Company better determination of ultimate profit sharing revenues and are reflected in income when known. The Company, in the fourth quarter of fiscal 1996, renegotiated these agreements. The principal effect of these modifications was to change the nature of profit sharing to more long-term and eliminate interim payments.
As a result of the renegotiation and a significant number of new products covered and new coverages provided by the extended service contracts and limited warranties administered by the Company, sufficient historical data to reliably estimate the amount of profit sharing revenues earned in fiscal 1997
was not available.    Accordingly, the Company did not record any profit
sharing amounts in fiscal 1997.

Provision for Bad Debts Expense - The Company has a policy to establish an allowance for doubtful accounts when receivables are determined to be uncollectible.

Earnings Per Share - Earnings per share is calculated by dividing net income less imputed interest on preferred stock, where applicable, by the weighted average number of common shares outstanding and common share equivalents outstanding during the period.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS") ("FAS 128"). FAS 128 specifies the computation, presentation and disclosure requirements for EPS and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted.

FAS 128 is designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS;
(b) eliminating the modified treasury stock method and the three percent materiality provision; and (c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statements for all entities with complex capital structures regardless of whether basic and diluted EPS are the same; it also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.

Had FAS 128 been implemented for the fiscal year March 31, 1997, basic EPS and diluted EPS would have been $.37 and $.31, respectively.

Cash and Cash Equivalents - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no other cash equivalents at March 31, 1997 and 1996.

The Company had on deposit $16,028,940 and $11,256,101 of cash in excess of federally secured limits as of March 31, 1997 and 1996, respectively.

Investments in Marketable Securities -. All investments in marketable securities have been classified as available-for-sale and are carried at fair value with changes in unrealized gains and losses being reflected as a separate component of Common Stockholders' Equity, net of tax.

Property and Equipment - Property and equipment are stated at cost. Depreciation is provided using a straight-line method over the estimated useful lives of the assets ranging between 3 to 7 years.

Excess of Cost Over Fair Value of Assets Acquired - The excess of cost over fair value of the assets acquired is a result of the purchases of Dealer
Based Services, Inc. in 1989, and Home Guarantee Corporation, PLC in July 1995 and is being amortized on a straight-line basis over fifteen and ten years, respectively. Amortization expense charged to operations for the years ended March 31, 1997, 1996 and 1995 amounted to $467,144, $458,728 and $401,815, respectively.

Deferred Compensation - Certain operating officers have been issued shares of the Company's common stock as part of their compensation under their employment agreements. Such compensation is to be earned by the officers and charged to operations over five years, the term of the employment agreements. In addition, certain employees have been issued restricted shares of the Company's common stock as compensation. Such compensation is amortized over the restriction period which is generally two years. Certain non-employees have been issued options to purchase stock in lieu of compensation. The intrinsic value of these warrants at the time of grant has been charged to expense.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based
Compensation ("FAS 123"). This statement establishes new financial accounting and reporting standards for stock-based employee compensation plans, including stock option and stock purchase plans. Compensation resulting from the award of stock-based compensation must be determined based on the fair value of consideration received or fair value of the equity instrument issued, whichever is more reliably measurable. Such compensation expense, net of income taxes, may be recognized in the Statement of Operations over the service period of the employee (generally the vesting period). In lieu of recording such compensation expense, entities are permitted to disclose its pro-forma impact, net of income taxes, on reported net income and earnings per share. Entities choosing such disclosure will continue to measure compensation expense from stock-based compensation in the Statement of Operations based on the intrinsic value method prescribed in Accounting Principles Board No. 25, Accounting for Stock Issued to Employee ("APB 25").

The Company continues to account for its stock-based compensation plan under APB 25.

Income Taxes - Deferred taxes are determined under the liability method whereby deferred tax assets and liabilities are recognized for the expected tax effect of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities using presently enacted tax rates in effect for the years in which the differences are expected to reverse.

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

Capital Structure - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 129. Disclosure of Information About Capital Structure ("FAS 129"). FAS 129 is effective for financial statements for periods ending after December 15, 1997.

FAS 129 requires disclosure about an entity's capital structure including a brief discussion of rights and privileges for securities outstanding, dividend and liquidation preferences, participation rights, exercise prices or rates and pertinent dates, significant terms of contracts to issue additional shares and other similar items. The Company believes that its current disclosures are in compliance with FAS 129.

Reclassification - Certain amounts from the prior years have been reclassified to conform with the current year's presentation.


2.      RESTRICTED CASH

At March 31, 1997 cash in the amount of $800,000 is on deposit with a Florida regulatory agency to comply with its state insurance laws.

3.      INVESTMENTS IN MARKETABLE SECURITIES


At March 31, 1997, investments in marketable securities are comprised of the following:

                      Amortized            Gross Unrealized          Aggregate Fair          Carrying Amount
                        Cost            Gains          (Losses)          Value          Short Term      Long Term
Municipal Bonds      $2,057,133        $1,787         $(17,919)         $2,041,001     $         -       $2,041,001
Common Stock            272,335        13,764             -                286,099         286,099           -
                   -------------    -------------    -------------    -------------    -------------    -------------

Total
Investments
  in Marketable     $2,329,468        $15,551         $(17,919)         $2,327,100        $286,099       $2,041,001
  Securities
                   =============    =============    =============    =============    =============    =============

        At March 31, 1996, investments in marketable securities are comprised of the following:


                      Amortized            Gross Unrealized           Aggregate Fair            Carrying Amount
                        Cost            Gains          (Losses)           Value           Short Term        Long Term
Municipal Bonds       $1,880,633       $2,660        $(13,913)        $1,869,380        $506,333            $1,363,047

Common Stock             330,880           -          (12,565)           318,315         318,315                  -
                   --------------  --------------   -------------    --------------    --------------     =============

Total
Investments
  in Marketable
  Securities         $  2,211,513    $ 2,660         $(26,478)        $ 2,187,695      $ 824,648          $  1,363,047
                   ==============  ==============    =============    ==============   ==============     =============

All of the above investments are considered "available for sale". The resultant differences between cost and fair value, net of taxes, have been reflected as a separate component of Common Stockholders' Equity.

The amortized cost and estimated fair value of fixed maturity marketable securities, by contractual maturity date, are listed below. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations with or without penalties.



                                            Amortized         Aggregate
                                               Cost           Fair Value
                                          ---------------   ---------------
Investments available for sale:
Due in one year or less
                                       $       -            $      -
Due after one year through five years        1,962,133         1,947,150

Due after five years through ten years          95,000            93,851
years
    Due after ten years                        -                   -
                                       ===============   ===============
                                       $     2,057,133      $  2,041,001
                                       ===============   ===============


4.  OTHER RECEIVABLES, NET

The nature and amounts of other accounts receivable as of March 31, 1997 and 1996 is as follows:

                                                 March 31,
                                     ----------------------------------------
                                            1997                 1996
                                     ------------------  --------------------
Due from Insurance companies          $  3,150,554          $ 5,745,013
Profit sharing                             106,008            3,540,792
Employee/Agent Advances                    422,868              560,373
other                                      195,021              726,853
                                     ------------------    --------------------
                                         3,874,451           10,573,031
Allowance for doubtful accounts               -              (1,962,112)
                                     ==================    ====================
                                       $ 3,874,451           $8,610,919
                                     ==================    ====================


5.      PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                            March 31,
                                                           --------------------------------------------
                                                                  1997                     1996
          Automobiles                                          $        65,273       $          97,811
          Equipment, furniture and fixtures                          5,759,459               4,143,676
          Leasehold improvements                                       854,466                 382,938
          Construction in progress                                     986,328                 930,347
          Software development costs                                 4,237,233               3,027,838
                                                           --------------------     -------------------
                                                                    11,902,759               8,582,610

          Less:  Accumulated depreciation
            and amortization                                         4,852,951               3,550,346
                                                           --------------------     -------------------
                                                                     7,049,808               5,032,264
                                                           --------------------     -------------------
          Assets under capital leases:
            Cost                                                     5,355,206               3,300,093
            Less:  Accumulated amortization                          2,293,821               1,529,559
                                                           --------------------     -------------------
                                                                     3,061,385               1,770,534
                                                           --------------------     -------------------

           Total Property and Equipment, net                     $  10,111,193        $      6,802,798
                                                           ====================     ===================

Amortization expense on assets under capital leases for the years ended March 31, 1997, 1996 and 1995 was $764,263, $334,866, and $289,765,
respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 1997, 1996 and 1995 was $1,361,559, $911,112, and $515,596, respectively.

The Company capitalized $1,209,395 and $2,918,076 for the fiscal years ended March 31, 1997 and 1996, respectively, of costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its proprietary relational database and interactive operating software. The Company is amortizing the cost of this software over its estimated useful life not to exceed five years.


6.      COLLATERAL SECURITY FUND

         At March 31, 1997 and 1996, a former insurance carrier of the Company, is holding $199,389 in escrow accounts as collateral for the performance of the administrative runoff of outstanding contracts. Such amounts are returnable to the Company when the contracts expire under this policy.

7.      SPLIT DOLLAR LIFE INSURANCE POLICIES

         As of March 31, 1997 and 1996, the Company made payments on split dollar insurance policies on the lives of six and five officers of the Company, respectively. The cash surrender value of these policies is $865,542 and $683,893, as of March 31, 1997 and 1996 respectively.
         The Company will receive a refund of all split-dollar premiums advanced. The Company is the beneficiary of any proceeds of the policies up to the amount of premiums paid.


8.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
        Long-Term debt and capital lease obligations consists of the following:

                                                                                          March 31,
                                                                          ------------------------------------------
                                                                                 1997                   1996
       Capital lease obligations - for property and
          equipment  payable monthly with interest
          rates ranging from 6.9% to 18.3% through 2002                          $  2,913,661          $  1,768,475
       Installment note - AIG, effective interest rate of 8.25%                     1,575,960                     -
       Installment note - secured by equipment with
          an undepreciated cost of $5,164 payable
          in equal monthly installments of $393
          including interest at 5.44% through
          February, 1997.                                                                   -                 4,190
                                                                          --------------------    ------------------
                                                                                    4,489,621             1,772,665
       Less: Current maturities                                                     1,997,835               648,650
                                                                          --------------------    ------------------


       Long-Term portion                                                         $  2,491,786          $  1,124,015
                                                                          ====================    ==================

         The aggregate amounts of maturities at March 31, 1997 were as follows:


Fiscal Year                           Installment Note           Minimum Future
                                                                 Lease Payments
1998                                     $    820,000               $ 1,464,456
1999                                          755,960                 1,119,489
2000                                             -                      613,831
2001                                             -                      218,843
2002                                             -                        9,871
Thereafter                                       -                         -
                                      ------------------------    -------------
                                            1,575,960                 3,426,490
Less amount representing
  interest                                       -                      512,829
                                      ========================    =============
Net                                   $     1,575,960                $2,913,661
                                      ========================    =============

The capital lease obligations are collateralized by the property and equipment related to the underlying leases.





9.      INCOME TAXES

         A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                                              March 31,
                                -------------------------------- -- ---------------------------- --- ------------------------------
                                             1997                              1996                              1995
                                -------------------------------- -- ---------------------------- --- ------------------------------
Federal statutory rate             $2,636,610         34.0%        $ 1,411,324      35.0%            $ 1,681,513       35.0%
State and local  income
  taxes net of federal tax
  benefit                               156,092         2.0            123,728       3.0                 101,141        2.1

Amortization of excess cost
  over net assets acquired               88,057         1.1             90,647       2.3                 90,648         1.9


Other                                    79,261         1.1             11,793       0.3                 35,234         0.7

                                   -------------    -----------    -------------    ------------     ------------      ------------

Provision for income taxes           $2,960,020        38.2%        $1,637,492      40.6%            $ 1,908,536       39.7%
                                   =============    ===========    =============    ============     ============      ============

The components of tax expense are as follows:

         For the Year Ended 3/31/97:

                                          Current            Deferred            Provision
                                       --------------    -----------------    ----------------
           Federal                      $2,701,712         $  72,627          $2,774,339
           State                           236,503           172,405             408,908

           Foreign                            -             (223,227)           (223,227)
                                       --------------    -----------------    ----------------

           Total                        $2,938,215          $ 21,805          $2,960,020
                                       ==============    =================    ================


         For the Year Ended 3/31/96:

                                          Current            Deferred            Provision
                                       --------------    -----------------    ----------------

           Federal                      $2,516,216        $    (550,246)       $  1,965,970

           State                          123,728             ( 40,220)             83,508

           Foreign                          -                 (411,986)           (411,986)
                                     --------------    -----------------    ----------------

           Total                       $2,639,944        $  (1,002,452)       $  1,637,492

                                       ==============    =================    ================


         For the Year Ended 3/31/95:

                                          Current            Deferred            Provision
                                       --------------    -----------------    ----------------

           Federal                     $ 2,076,907        $ (242,100)          $  1,834,807

           State                         101,141             (27,412)                73,729
                                       --------------    -----------------    ----------------

           Total                       $ 2,178,048        $ (269,512)          $  1,908,536
                                       ==============    =================    ================





Deferred income tax assets and liabilities reflect the impact of temporary differences between values recorded as assets and liabilities for financial reporting purposes and values utilized for remeasurement in accordance with tax laws. The components of the net deferred tax asset are as follows:

                                                                 March 31,
                                                   ------------------- -- -------------------
                                                          1997                   1996
                                                   -------------------    -------------------
Deferred Tax Assets:
     Deferred revenue                                    $  1,819,694         $    1,418,018
     Deferred rent                                            226,855                169,857
     Provision for doubtful accounts                          109,453                156,000
     Reserve for customer refunds                              41,105                159,327
     Unrealized loss on securities                                211                  4,389
     Foreign loss benefit                                     635,213              1,111,804
     Other                                                     51,124                 60,959
                                                   -------------------    -------------------
                                                   -------------------    -------------------
          Total assets                                      2,883,655              3,080,354
                                                   -------------------    -------------------

Deferred Tax Liabilities:
  Excess of tax over book depreciation                         11,577                 44,500
  Section 174 expense                                         862,137              1,004,319
                                                   -------------------    -------------------
          Total liabilities                                   873,714              1,048,819
                                                   -------------------    -------------------

     Net deferred tax asset                            $    2,009,941         $    2,031,535
                                                   ===================    ===================


Management believes that it is more likely than not that the net deferred tax asset will be realized and therefore no valuation allowance is considered necessary. Management expects to realize the foreign loss benefit, which has an indefinite carryforward period, against the gain on the sale of its foreign joint venture recognized in the first quarter of fiscal 1997 (see Note 13) and other future foreign income. Section 174 expense represents research and experimental expenses related to the development of a proprietary relational database and interactive software.




10.     COMMITMENTS AND CONTINGENCIES

         Operating Lease Commitments - The Company leases office and warehouse space under noncancellable operating leases. These leases include scheduled rent increases over their respective terms. In some cases, the accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense charged to operations for the years ended March 31, 1997, 1996 and 1995 was $1,907,694, $1,371,446, and $894,121, respectively.

         Future minimum lease commitments as at March 31, 1997 are as follows:

          1998                                                   $1,566,111
          1999                                                    1,464,815
          2000                                                    1,111,511
          2001                                                      994,671
          2002                                                      932,322
          Thereafter through 2004                                 1,652,102
                                                            ================
                                                                 $7,721,532
                                                            ================

         Employment Contracts - The Company entered into employment agreements with its officers and certain key employees which will provide for aggregate annual salaries of $2,181,850. Certain agreements call for
         (i) annual increases (ii) cost of living increases, and (iii) additional compensation, but only if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and/or Company common stock.

         Profit Sharing Arrangement - For the fiscal years ended March 31, 1997, 1996 and 1995 the Company accrued for or charged expense for profit sharing in the amounts of $0, $(865,000), and $2,676,001, respectively. Such amounts are included in the financial statements in other income/(expense).

         The accrued profit sharing due the Company as of March 31, 1997 and 1996 is $106,008 and $1,820,791, and such amounts are included in other receivables. All of these amounts have been collected.

         Bank Line of Credit - The Company has a revolving credit agreement with a bank which provides for a maximum aggregate borrowing up to $10,000,000 with interest at the bank's prime rate or LIBOR plus 2%. As of March 31, 1997 the Company had no outstanding borrowings under this agreement.

         Litigation -

          (i) In 1989, a lawsuit was filed in an Illinois court against a subsidiary of the Company, WDBS, by a former agent, the Oak companies, alleging breach of contract. This contract with Oak was entered into in 1986 by Dealer Based Services, Inc., the predecessor company to WDBS. Oak sought a declaratory judgment and monetary damages of approximately $23 million from WDBS.

A bench trial (to the Court rather than to a jury) was held in the case during the week of May 19, 1997. On June 5, 1997, the district court issued oral findings in which it held that: (i) Oak was owed sales commissions by WDBS for post-termination sales of vehicle service contracts (VSC's) by the auto dealers that Oak had solicited before it was terminated as an agent, and (ii) the obligation to pay these sales commissions to Oak would continue as long as the auto dealers solicited by Oak remained under contract to WDBS. The Court also held that Oak was entitled to receive accrued pre-judgment interest on the amount to be awarded in the judgment.

Although the Court did not determine the judgment amount, the Court held that WDBS was entitled to offset approximately 23% of the commissions claimed by Oak based on the fact that Oak did not provide service to auto dealers after it wa terminated as an agent by WDBS. The Court also stated that it was excluding from the judgment amount commissions for the sale of VSC's by certain auto dealers that had not been solicited by Oak before WDBS terminated the agency agreement.

The parties appeared again before the District Court on June 16, 1997 to provide their calculation of the commissions to be awarded to Oak based on the Court's oral findings. The Court stated at this conference that it intends to calculate the judgment on the basis of $54.00, after allowance of all offsets, for each VSC sold by auto dealers that Oak had solicited before its termination as an agent. Based upon this calculation, the Company estimates that the amount of the judgment will be approximately $1.4 million. To the extent that additional VSC's are sold by the subject dealers, the Company's obligation to pay commissions to Oak on the sale of such VSC's after the entry of the judgment will be based on the $54.00 rate, as well. The Company is considering all of its available legal remedies (including an appeal) in anticipation of the judgment that will be entered by the Court.

(ii) In December 1993, a lawsuit was filed by a former officer and director of the Company, David Robertson. This was an arbitration before the American
Arbitration Association in Connecticut. David Robertson, alleged that the Company wrongfully terminated an employment agreement between Robertson and a subsidiary of the Company, Warrantech Dealer Based Services, Inc., now known as Warrantech Automotive, Inc. ("Warrantech Automotive"), and that the Company engaged in tortuous interference and fraud. Robertson requested damages in excess of $5 million in the proceeding. Robertson commenced this proceeding on or about December 10, 1993 in Texas state court but, at the Company's request, the action was converted to an arbitration and the Texas action was discontinued. The Company and/or Warrantech Automotive asserted counterclaims in the arbitration seeking to recover (a) approximately $341,000 in legal fees advanced on Robertson's behalf to cover the defense of certain litigation's; and (b) a receivable which Robertson owed to the entity from which Warrantech Automotive purchased assets.

Following hearings held between November 1996 and February 1997, the three-member arbitration panel issued a decision awarding $612,000 infavor of Robertson and $107,779 in favor of Warrantech Corporation/Warrantech Automotive. Warrantech Corporation/Warrantech Automotive filed a proceeding in Connecticut Superior Court seeking to vacate the award. Before the application was heard by the Court, the parties settled the matter pursuant to a settlement agreement in which Warrantech Automotive agreed to pay to $235,000 to Dealer Based Services, Inc., a company controlled by Robertson whose assets were acquired by Warrantech Automotive. The parties exchanged mutual releases and all claims between the parties were resolved.



11.     STOCK OPTION PLAN

At March 31, 1997, Warrantech has one stock option plan, which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan, except for stock options granted to non-employees. The compensation cost that has been charged against income for non-employees awarded stock options, was $64,000 for fiscal 1997 and none for fiscal years 1996 and 1995. If Warrantech had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                              Twelve Months Ended March 31,
                                            ---------------------------------
                                                1997                 1996
           Net Income As Reported          $  4,794,715        $  2,394,862
           Pro Forma net income               4,424,684           2,384 386

           Primary Earnings Per Share
           As Reported                             $.32                $.16

           Primary Pro Forma EPS                   $.29                $.16


The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996: expected dividends of 0%; expected volatility of 50%; a risk free interest rate of 6.5%; and expected life of 5 years.

Stock Options and Stock Option Plan - Under the Employee Incentive Stock Option Plan (the "Plan"), there are options for up to 600,000 shares of the Company's common stock reserved for issuance to employees (including officers). On November 25,1996 the stockholders authorized for issuance an increase of 300,000 shares, to the current aggregate of 600,000 shares. The options are to be granted at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option by the Company's Board of Directors. The Plan will terminate in November 1998 unless sooner terminated by the Board of Directors.

On April 16, 1992 the Company's Board of Directors and subsequently on
October 22, 1992 the shareholders of the Company at the annual meeting voted to approve stock options to three directors (two of whom are officers and one is a former officer of the Company). The stock options entitle the three Directors to purchase an aggregate of 3,000,000 shares of the Company's common stock at an exercise price of $2.6875 per share, the market price at the date of grant. The term of the options is five (5) years from the date on which they become exercisable or thirty days after termination of employment, whichever occurs earlier. Of the total options granted, fifty percent (50%) may be exercised beginning one year following October 22, 1992 in increments of 10% per year for a five-year period. The portions of the options that are based upon the Company's earnings, consisting of fifty percent (50%) of the total options granted, became exercisable on October 22, 1995.

Effective August 21, 1996, the Company's Board of Directors approved the issuance of options to a non-employee in lieu of compensation for the purchase of 40,000 shares of common stock at an exercise price of $5.00. Half of the warrants were exercisable upon issuance and the remaining half exercisable one year later. The term of the warrants is five years from the date exercisable.

------------------------------------------------------------------------------

------------------------------------------------------------------------------
Pesented below is a summary of the status of the stock options held by Warrantech's employees, and the related transactions for the twelve months ended March 31, 1997, 1996 and 1995.

                                                                                      March 31,
                                                -------------- -------------- ------------ --------------- -------------- ---------
                                                             1997                       1996                         1995
                                                -------------- -------------- ------------ --------------- -------------- ---------
                                                                 Weighted                     Weighted                    Weighted
                                                                  Average                     Average                     Average
                                                                 Exercise                     Exercise                    Exercise
                                                    Shares       Price            Shares      Price          Shares       Price
                                                 -------------- -------------- -------------- ------------ -------------- ---------
           Options outstanding at beginning of       3,218,024   $  2.88       3,233,500       $  2.87      3,237,833    $  2.87
           year
           Granted                                     369,129      5.06           9,524          5.25         91,667       4.56
           Canceled                                     (7,600)    (6.70)              -             -        (21,000)     (4.69)

           Exercised                                   (95,000)    (4.44)        (25,000)        (2.50)       (75,000)     (4.17)

           Forfeited                                         -        -                -            -               -          -
                                                    ----------- ----------- -------------- --------------- ------------ -----------
            Options outstanding at end of year        3,484,553      3.06       3,218,024          2.88      3,233,500       2.89
                                                    ----------- ----------- -------------- --------------- ------------ -----------

           Options exerciseable at end of year       3,193,024  $   2.89       3,218,024       $  2.89      3,153,833    $  2.84
                                                    =========== =========== ============== =============== ============== =========

         The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the twelve months ended March 31, 1997 and March 31, 1996 is $2.08 and $2.31 respectively.

         The Company recognized costs of $39,082, $12,344 and $21,328 for the years ended March 31, 1997, 1996 and 1995, respectively, for stock-based compensation to employees.

         The following table summarizes the status of Warrantech's stock options outstanding and exercisable at March 31,1997.

                                                    Stock Options                  Stock Options
                                                     Outstanding                     Exercisable
                                           ------------- -------------- ------------ ------------- ------------
                                                           Weighted      Weighted                   Weighted
                                                            Average       Average                    Average
                                                           Remaining     Exercise                   Exercise
           Range Of Exercise Prices           Shares         Life          Price        Shares        Price
                                           ------------- -------------- ------------ ------------- ------------
           $  1.63 to $4.56                 3,211,329          .3         $2.81       3,103,000        $2.80
           $  5.00 to $6.38                   260,024         3.0          5.27          90,024         5.78
           $11.50                              13,200         4.9         11.50             -            -
                                           ============= ============== ============ ============= ============
           Total                            3,484,553          .5         $3.06       3,193,024        $2.89
                                           ============= ============== ============ ============= ============

12.     OTHER INCOME/(EXPENSE)

         Other income/(expense) is comprised of the following:

                                                    March 31,
                                   -------------------------------------------
                                   1997               1996              1995

Interest and dividend income    $722,560            $622,873          $519,592
Interest expense                (433,990)           (182,523)          (88,032)
Profit sharing                      -               (865,000)        2,676,001
Write-off note receivable           -               (222,845)             -
Miscellaneous                     36,015              (4,125)             -
                            ------------------  ----------------- -------------
                                $324,585           $(651,620)       $3,107,561
                            ==================  ================= =============


13.      JOINT VENTURE AGREEMENT AND SALE

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

On April 18, 1996, the Company and AIG consummated an agreement for the termination of the Techmark Joint Venture (the "Agreement"). Under the terms of the Agreement, AIG agreed to purchase the Company's forty-nine (49%) interest in the joint venture for approximately $3.8 million and for the Company to repurchase the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish
their rights to other options under the original agreement.    As a result of
this transaction, the Company no longer has any investment in or liability to the Joint Venture and will no longer record any equity in the operations of the Joint Venture. The redemption value will be offset by the amount due the Company from the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996 with a final installment of $140,960 due March 1999. The effective interest rate of this note is 8.25%. In the event of default by the Company under the note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date.

At March 31, 1996, the Company's carrying value of its investment amounted to $1,885,674 which resulted in a gain on the sale of the investment of $1,876,480, for the excess of the proceeds over the carrying value, which was recognized in the first quarter of fiscal 1997.

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

14.      ACQUISITION

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

15.      SIGNIFICANT CUSTOMERS

The Company has one significant customer that accounted for approximately 23% of consolidated gross revenues for the year ended March 31, 1997. The Company had two significant customers that accounted for 19% of consolidated gross revenues for the year ended March 31, 1996 and one customer that accounted for approximately 10% of consolidated gross revenues for the year ended March 31, 1995.

16.      RELATED PARTY TRANSACTION

During the years ended March 31, 1997, 1996 and 1995 the Company recognized net insurance expense of $43,559,423, $27,774,163 and $15,893,173, respectively for insurance coverage provided by AIG for certain service contract programs. At March 31, 1996 the Company had a receivable for accrued profit sharing from AIG of $1,480,000.



===============================================================================
17.     Quarterly Financial Data (Unaudited)
===============================================================================

         The following fiscal 1997 and 1996 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 1996 and 1995 and March 31, 1997 and 1996 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                       Quarter Ended                     Quarter Ended               Quarter Ended            Quarter Ended
                          June 30,                       September 30,               December 31,                March 31,
                     1996             1995             1996         1995         1996        1995        1997             1996
Net revenues     $35,632,324   $19,994,221     $38,409,126     $23,417,612   41,795,061   $34,396,845   $43,826,353  $31,272,046

Income from
operations         1,577,186     1,487,194       1,900,562       1,410,907    3,134,489     2,780,482     1,215,603     (36,861)

Income (loss)
before provision
for income taxes   3,466,445     1,390,502       1,932,842       1,095,485    3,001,979     3,016,148    (646,531)(1) (1,469,781)(2)

Net income(loss)  $2,119,235      $650,460       1,315,080        $607,503   $1,832,053    $1,626,809     $(471,653)  $(489,910)(3)

Earnings (loss)
per share:

Primary                $.16          $.04            $.09            $.04         $.12          $.10           ($.03)      ($.04)
Fully Diluted          $.15          $.04            $.09            $.04         $.12          $.09           ($.03)      ($.03)


(1) As a result of the culmination of litigation, the Company recorded a charge for legal settlements of $1,700,000 plus legal expenses, in the fourth quarter of fiscal 1997.

(2) As a result of renegotiation of the Company's profit sharing agreements, and a re-examination of it's current experience, the Company recorded a charge of $1,300,000 during the fourth quarter of fiscal 1996. In addition, the Company reserved for the potential uncollectability of a note receivable in the amount of $222,845 related to a prior year's sale of a business.

(3) Based on the agreement to sell the Techmark Joint Venture which will result in a gain to be recorded in fiscal
        1997, a tax benefit of $627,000 was recorded in the fourth quarter related to equity losses of Techmark recognized by the Company.


===========================================================================

===========================================================================


                                                            WARRANTECH CORPORATION AND SUBSIDIARIES
                                                                  FINANCIAL STATEMENT SCHEDULE
                                                        SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS




------------------------------------------------------ ----------------------- --------------------------------------------------
                       Column               Column                        Column                      Column            Column
                          A                   B                             C                           D                  E
------------------------------------------------------ ----------------------- ---------------------------------------------------
------------------------------------------------------ ----------------------- ---------------------------------------------------
                                          Balance at                     Additions                   Deductions-      Balance at
                     Description          Beginning      Charged to Costs      Charged to Other                         End of
                                            of Year      and Expense (a)       Accounts-Describe     Describe (b)        Year
------------------------------------------------------ ----------------------- ------------------------- ------------------------
Year Ended March 31, 1997
Allowance for doubtful accounts:
              Trade A/R                $    450,092     $   28,000            $        -           $  177,764         $   300,328
              Other A/R                     242,112           -                        -              242,112                -
              Profit Sharing              1,720,000           -                        -            1,720,000                -
Year Ended March 31, 1996
        Allowance for doubtful accounts:
             Trade A/R                 $    126,115     $  363,179            $        -           $   39,202         $   450,092
             Other A/R                         -           242,112                     -                 -                242,112
             Profit Sharing                 870,000        850,000                     -                 -              1,720,000
Year Ended March 31, 1995
        Allowance for doubtful accounts
             Trade A/R                 $      -         $  427,483            $        -           $  301,368         $   126,115
             Other A/R                        -               -                        -                 -                   -
             Profit Sharing                 775,000         95,000                     -                 -                870,000

(a) Bad debt expense charged directly to operations pertaining t accounts receivable was $705,119 for the year end March 31, 1997.

(b)         Amount of receivables charged to the allowance during the year.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

            N/A

                                  PART III


Item 10.   Directors and Executive Officers of the Registrant

           Incorporated by Reference to the Proxy Statement.

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


Item 13.   Certain Relationships and Related Transactions

                  Incorporated by Reference to the Proxy Statement.


                                            PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. and 2. Financial Statements and Financial Statement Schedule: see accompanying Index to Financial Statements and Financial Statement Schedule, page 21.

(b)      Reports on Form 8-K during the last quarter:         None.

(c)      Exhibits

3(a) - Certificate of Incorporation filed June 22, 1983. Incorporated by reference to the Company's Registration Statement on Form S-18, filed on November 23, 1983, Registration No. 2-88097-NY.

b)  -    Certificate of Amendment of Certificate of Incorporation filed
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

(h)-    Insurance policy between the Company and Houston General
        Insurance Company pertaining to service contracts issued by
        Damark Inc.   Incorporated by reference to the Company's Report
        on Form 10-K for the fiscal year ended March 31, 1992, file no.
        0-13084.

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

(m)-    Settlement and Runoff Agreement between the Company, its
        wholly   owned subsidiaries Warrantech Dealer Based Services, Inc.
        and Warrantech Consumer Product Services, Inc. and American Hardware Mutual Insurance Company ("AHM") regarding termination of insurance coverage by AHM. (This document has been omitted and accorded confidential treatment by the Securities and Exchange Commission pursuant to an Order Granting
        Application Pursuant to Rule 24b-2 Under the Securities Exchange Act of 1934, As Amended, Respecting Confidential Treatment of Exhibits 10(v) and 10(w) Contained in Registrant's Form 10-K for the fiscal year ended March 31, 1992, issued by the Division of Corporation Finance.)

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

 (b)      -        Amended Complaint in Action entitled The Oak Agency, Inc.
                   and The Oak Financial Services,Inc. vs. Warrantech Dealer
                   Based Services, Inc., Case No. 91 C 6677, filed in the
                   United States District Court for the Northern District of
                   Illinois.

(c)      -         Complaint in Action entitled The Oak Agency, Inc., et al. v.
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

Dated:        June 30, 1997                By:  Joel San Antonio
                                                ______________________________
                                                Joel San Antonio
                                                Chairman of The Board and
                                                Chief Executive Officer


Dated:        June 30, 1997                By:  Harris Miller
                                                _______________________________
                                                Harris Miller
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                                Date

Joel San Antonio            Chief Executive Officer, Chairman    June 30, 1997
                            of the Board and Director
------------------------
(Joel San Antonio)

William Tweed               Vice Chairman and Director           June 30, 1997

------------------------
(William Tweed)

Michael Salpeter            President and Director               June 30, 1997

------------------------
(Michael Salpeter)

Desiree Kim Caban           Secretary                            June 30, 1997

-----------------------
(Desiree Kim Caban)

Jeffrey J. White            Director                             June 30, 1997

-----------------------
(Jeffrey J. White)

Lawrence Richenstein        Director                             June 30, 1997

-----------------------
(Lawrence Richenstein)

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

  (c   -   Complaint in Action entitled The Oak Agency, Inc., et al. v.
           Warrantech, Inc., et al., Case No. 96 C 1106, filed in the United States District Court for the Northern District of Illinois.