Form 10-Q
period 1997-06-30
WARRANTECH CORP
filed 1997-08-14
CIK 735571

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 (X)                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                  June 30, 1997

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


(Former name,former address and former fiscal year, if changed since last year)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  __X____        No ______

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at June 30, 1997
Common stock, par value $.007 per share               13,295,031 shares


                WARRANTECH CORPORATION AND SUBSIDIARIES

                               JUNE 30, 1997
                                (Unaudited)


                                  I N D E X


                                                                       Page No.
PART I  -  Financial Information:


       Item 1.  Financial Statements:


       Condensed Consolidated Balance Sheet at June 30, 1997 (Unaudited)
        and March 31, 1997....................................            3


       Condensed Consolidated Statement of Operations
        For the Three Months Ended June 30, 1997
        and 1996 (Unaudited) .................................            4


       Condensed Consolidated Statement of Cash Flows
        For the Three Months Ended June 30, 1997
        and 1996 (Unaudited) .................................            5


       Notes to Condensed Consolidated Financial Statements ..            6


      Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations .........            8



PART II  - Other Information                                             10

Signatures ................................................              11




                                                            Page 2

                    WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                                            June 30,      March 31,
                                                       -------------------------------
                                                       -------------    --------------
                                                            1997             1997
                                                       -------------    --------------
                                                        (Unaudited)
Current Assets:
Cash and cash equivalents                              $21,395,619      $  17,031,925

Investments in marketable securities                       268,860            286,099

Accounts receivable, (net of allowances of $419,516
and $300,328, respectively)                             29,402,135         23,290,035



Other receivables, net                                   3,463,214          3,874,451
Income tax receivable                                         -               115,064
Prepaid expenses and other current assets                1,963,880          1,633,699
                                                      -------------    --------------
   Total Current Assets                                 56,493,708         46,231,273
                                                      -------------    --------------




Property and Equipment - Net                            10,751,603         10,111,193
                                                      -------------    --------------


Other Assets:
Excess of cost over fair value of assets acquired
  ( net of accumulated amortization of
    $3,760,881 and $3,637,233, respectively)             3,527,751          3,651,400

Deferred income taxes                                    1,856,743          2,009,941
Investments in marketable securities                     2,051,492          2,041,001
Restricted cash                                            800,000            800,000


Split dollar life insurance policies                       875,542            865,542

Notes receivable - long-term                                13,127             42,076

Collateral security fund                                   199,389            199,389
Other assets                                               112,961            172,440
                                                     -------------     --------------

          Total Other Assets                             9,437,005          9,781,789
                                                     -------------     --------------

                    Total Assets                       $76,682,316        $66,124,255
                                                     =============     ==============

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                  June 30,          March 31,
                                                               1997              1997
                                                          ---------------    --------------
                                                            (Unaudited)
Current Liabilities:
Current maturities of long-term debt and capital lease
obligations                                               $ 1,807,900        $  1,997,835

Insurance premiums payable                                 27,496,610          19,602,290
Income taxes payable                                          244,116               -

Accounts and commissions payable                            7,590,404           5,261,867
Legal settlements payable                                   1,400,000           1,635,000
Accrued expenses and other current liabilities              2,800,332           4,132,113
                                                         ---------------     --------------
   Total Current Liabilities                               41,339,362          32,629,105
                                                         ---------------     --------------

Deferred Revenues                                           5,397,411           5,019,190
                                                         ---------------     --------------

Long-Term Debt and Capital Lease Obligations                2,486,119           2,491,786
                                                         ---------------     --------------
Deferred Rent Payable                                         684,814             702,233
                                                         ---------------     --------------






 Common Stockholders' Equity:
   Common stock - $.007 par value
     Authorized   - 30,000,000 shares
     Issued  - 13,295,031 shares
      at June 30, 1997 and 13,261,636 shares
      at March 31, 1997                                       91,096             90,911
   Additional paid-in-capital                             13,171,753         13,033,185
   Unrealized loss on investments, net                        (4,264)
                                                                                 (1,563)
   Accumulated translation adjustments                        31,863             16,544
   Retained earnings                                      14,042,005         12,714,914
                                                          ---------------    --------------
                                                          27,332,453         25,853,991
Less:  Deferred compensation                                 (62,024)           (78,231)
Treasury stock - at cost, 100,000 shares
   at June 30, 1997 and 100,000 shares at
   March 31, 1997                                           (493,819)          (493,819)
                                                          ---------------    --------------
        Total Common Stockholders' Equity                 26,776,610         25,281,941
                                                          ---------------    --------------

    Total Liabilities and Common Stockholders'  Equity   $76,682,316        $66,124,255
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



                                                            WARRANTECH CORPORATION AND SUBSIDIARIES

                                                        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                          (Unaudited)


                                                                                           For the Three Months Ended
                                                                                                    June 30,
                                                                                   -----------------------------------------
                                                                                          1997                   1996
                                                                                   ------------------     ------------------
Gross revenues                                                                         $53,327,030        $36,000,025
Revenues deferred to future periods                                                       (558,208)          (461,229)
Deferred revenues earned                                                                   149,049             93,528
                                                                                   ------------------     ------------------

Net revenues                                                                            52,917,871         35,632,324
                                                                                   ------------------     ------------------

Costs and expenses:
   Direct costs                                                                         38,945,085         26,173,699
   Service, selling, and general and administrative                                     11,206,101          7,410,636
   Provision for bad debt expense                                                          108,674             41,156
   Depreciation and amortization                                                           725,956            519,889
                                                                                   ------------------     ------------------

Total costs and expenses                                                                50,985,816         34,145,380
                                                                                   ------------------     ------------------

Income from operations                                                                   1,932,055          1,486,944
                                                                                   ------------------     ------------------

Gain on sale of equity joint venture                                                          -             1,876,480
Other income                                                                               197,379            103,021
                                                                                   ------------------     ------------------

Income before provision for income taxes                                                 2,129,434          3,466,445
Provision for income taxes                                                                 802,230          1,347,210
                                                                                   ------------------     ==================
 Net Income                                                                           $  1,327,204       $  2,119,235
                                                                                   ==================     ==================

Earnings per share:
   Primary                                                                                 $.09               $.16
   Fully Diluted                                                                           $.08               $.15

Weighted average number of shares outstanding:
   Primary                                                                              15,543,323         13,644,452
   Fully Diluted                                                                        15,661,561         13,709,869



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

                                                                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                   (Unaudited)


                                                                                                 For the Three Months
                                                                                                    Ended June 30,
                                                                                    ----------------------------------------------
                                                                                             1997                     1996
                                                                                    ---------------------    ---------------------
 Net cash provided by (used in) operating activities                                    $ 5,619,796              $  2,613,571
                                                                                    ---------------------    ---------------------

 Cash flows from investing activities:
    Purchase of property and equipment                                                (     900,886)           (     361,363)
    Investment in marketable securities                                               (       1,016)           (     126,678)
    Proceeds from sale of marketable securities                                                 -                    100,000
                                                                                    ---------------------    ---------------------
 Net cash provided by (used in) investing activities                                  (     901,902)           (     388,041)
                                                                                    ---------------------    ---------------------

 Cash flows from financing activities:
     (Increase) decrease in notes receivable                                                 28,949                    2,736
    Repayments of borrowings                                                          (     521,902)          (      400,244)
    Proceeds from exercise of common stock options                                          138,753                      -
                                                                                    ---------------------    ---------------------
 Net cash provided by (used in) financing activities                                  (     354,200)          (      397,508)
                                                                                    ---------------------    ---------------------

 Net increase (decrease) in cash and cash equivalents                                     4,363,694                1,828,022

 Cash and cash equivalents at beginning of period                                        17,031,925               11,859,487
                                                                                    ---------------------    ---------------------

 Cash and cash equivalents at end of period                                             $21,395,619              $13,687,509
                                                                                    =====================    =====================

 Supplemental Cash Flows Information:

    Cash Payments for the Periods:

       Interest                                                                     $       60,249           $       78,601
                                                                                    =====================    =====================
       Income taxes                                                                 $      222,185           $    1,769,725
                                                                                    =====================    =====================

 Noncash Investing and Financing Activities:

 Gain on sale of investment in joint venture                                        $          -             $   1,876,480
 Purchase of preferred stock                                                                   -                 6,420,363
 Note issued in connection with purchase of preferred stock                                    -                 2,395,960
 Capital lease obligations incurred                                                       323,600                  434,649

                                                      See accompanying notes to condensed consolidated financial statements.


                    WARRANTECH CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997
                                  (Unaudited)




1.  THE COMPANY

         Warrantech, through its wholly-owned subsidiaries, Warrantech Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc., provides outsourcing of business services through call center services and technical computer services and markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment, in the United States, Puerto Rico, Mexico, Canada, Caribbean, South America, Central America and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The predominant terms of the contracts and manufacturers' warranties range from twelve (12) to eighty-four (84) months.


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1997.










3.  JOINT VENTURE


         In July, 1993, the Company and American International Group Inc. ("AIG") formed a corporate joint venture, Techmark Services Ltd. ("Techmark" or the "Joint Venture")owned fifty-one percent (51%) by AIG and forty-nine percent (49%) by the Company.

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





                      WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Gross revenues for the three month periods ended June 30, 1997 and 1996 were $53,327,030 and $36,000,025, respectively, representing an increase of 48%. The gross revenues attributable to consumer product and automotive programs reflect increases of approximately $8 million related to new business and $9 million related to volume increases with existing customers and renewals. Warrantech Europe contributed approximately $2 million of the increase in new business to consolidated gross revenues vs the same period a year ago.

The net increase in deferred revenues for the three month period ended
June 30, 1997 as compared with the same period a year ago is directly attributable to the increased number of service contracts sold with a service period greater than one year during the current period offset in part by the amounts earned on expiring contracts during the same period. The Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs and defers an amount sufficient to meet future administrative costs and a reasonable gross profit thereon.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $38,945,085 for the three month period ended June 30, 1997 as compared to $26,173,699 for the three month period ended June 30, 1996. The increase is directly attributable to the volume increases in contracts sold and also reflect a shift in the mix of business.

Service, selling, general and administrative expenses for the three month period ended June 30, 1997 amounted to $11,206,101 as compared with $7,410,636
for the three month period ended June 30, 1996.   These increases are related
to payroll, payroll related and training costs arising from an increase in head count to meet the service requirements associated with the increased number of service contracts being sold, and start-up costs associated with Warrantech Help Desk and Warrantech Home Services of approximately $600,000.

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

Net income for the three month period ended June 30, 1997 was $1,327,204 or $.09 based on the weighted average primary shares as compared with $2,119,235 or $.16 per share calculated on the same basis a year ago. The earnings per share for the three month period ended June 30, 1996 includes the effect of the gain on the sale of the joint venture of $.08 per share.

Liquidity and Financial Resources

The Company has an ongoing relationship with an equipment financing company and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the three month period ended June 30, 1997 amounted to $323,600. The Company has a line of credit with a bank which provides for a maximum aggregate borrowing up to $10 million. The line of credit is secured by certain accounts receivable and has been renewed and now expires on August 31, 1997. At
June 30, 1997, the Company did not have any borrowing under the line of credit.

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. Cash provided by operations during the three month period ended June 30, 1997 amounted to $5,619,796 which is principally attributable to new accounts as compared with comparable levels of accounts receivable at June 30, 1996.

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

In connection with the sale of the Company' joint venture interest to AIG, the Company agreed to repurchase 3,234,697 shares of convertible exchangeable preferred stock held by AIG at their redemption value of $6,430,000. This amount was offset by the amount due the Company for the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable. The note is payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996, with a final installment of $140,960 due March 1999. Also, as part of the agreement, AIG agreed to pay the Company $1,480,000 related to amounts due the Company under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit to the benefit of AIG through December 31, 2002 which can be drawn against by AIG in the event that the ultimate profit sharing amount due the Company is less than the amount paid. It is anticipated that no amounts will be due AIG under this letter of credit.

The effects of inflation have not been significant to the Company since its formation.




PART II. Other Information


Item 1.       Legal Proceedings

              A. No material developments regarding litigation have occurred since March 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1997.

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




                                        WARRANTECH CORPORATION



                                        S/N/S  Joel San Antonio

                                  Joel San Antonio - Chairman of the Board
                                  (Chief Executive Officer)


Date:   August   , 1997


                                        S/N/S  Harris Miller

                                  Harris Miller
                                  (Chief Financial Officer)


Date:   August    , 1997