Form 10-Q
period 1997-09-30
WARRANTECH CORP
filed 1997-11-06
CIK 735571

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  (X)           OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended September 30, 1997

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X  No ___

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                    Outstanding at September 30, 1997
Common stock, par value $.007 per share            13,323,898 shares


                    WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X


                                                                   Page No.
PART I  -  Financial Information:

            Item 1.  Financial Statements:


            Condensed Consolidated Balance Sheet at September 30, 1997
            (Unaudited) and March 31, 1997. ...............            3


            Condensed Consolidated Statement of Operations
             For the Six and Three Months Ended September 30, 1997
             and 1996 (Unaudited) ..........................           4


            Condensed Consolidated Statement of Cash Flows
             For the Six Months Ended September 30, 1997
             and 1996 (Unaudited) .........................            5


            Notes to Condensed Consolidated Financial Statements.....  6


            Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations .........   8



PART II  - Other Information                                          11

Signatures .........................................................  13





         WARRANTECH CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED BALANCE SHEET

                      A S S E T S
                                              Sept 30,             March 31,
                                             -------------------------------
                                                1997                  1997
                                             -------------    --------------
                                             (Unaudited)
Current Assets:
Cash and cash equivalents                    $  18,256,547    $  17,031,925

Investments in marketable securities               329,671          286,099


Accounts receivable, (net of allowances of
$412,095 and  $300,328, respectively)           27,336,961       23,290,035

Other receivables, net                           6,082,977        3,874,451

Income tax receivable                                -              115,064
Prepaid expenses and other current assets        2,073,766        1,633,699
                                               -------------    --------------
   Total Current Assets                         54,079,922       46,231,273
                                               -------------    --------------

 Property and Equipment - Net                   11,881,727       10,111,193
                                               -------------    --------------

Other Assets:
Excess of cost over fair value of assets acquired
  ( net of accumulated amortization of
    $3,878,731 and $3,637,233, respectively)     3,409,902        3,651,400

Deferred income taxes                            2,252,109        2,009,941
Investments in marketable securities             2,056,892        2,041,001
Restricted cash                                    800,000          800,000


Split dollar life insurance policies               875,542          865,542

Notes receivable - long-term                       788,007           42,076
Collateral security fund                           199,389          199,389
Other assets                                       112,961          172,440
                                                -------------    --------------

    Total Other Assets                          10,494,802        9,781,789
                                                -------------    --------------

              Total Assets                     $76,456,451      $66,124,255
                                                =============    ==============

    See accompanying notes to condensed consolidated financial statements.


LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                                 Sept 30,           March 31,
                                                    1997              1997
                                              ---------------    --------------
                                               (Unaudited)
Current Liabilities:
Current maturities of long-term debt and
capital lease obligations                       $ 1,960,714        $  1,997,835


Insurance premiums payable                       24,619,351          19,602,290
Income taxes payable                              1,025,214                 -

Accounts and commissions payable                  6,839,695           5,261,867
Legal settlements payable                         1,400,000           1,635,000
Accrued expenses and other current liabilities    3,402,576           4,132,113
                                              ---------------    --------------
   Total Current Liabilities                     39,247,550          32,629,105
                                              ---------------    --------------

Deferred Revenues                                 5,783,806           5,019,190
                                              ---------------    --------------

Long-Term Debt and Capital Lease Obligations      2,280,162           2,491,786
                                              ---------------    --------------
Deferred Rent Payable                               657,664             702,233
                                              ---------------    --------------

Convertible Exchangeable Preferred Stock
- $.0007 par value
Authorized, 15,000,000 shares
Issued and outstanding 0 shares at September 30, 1997
and March  31, 1997

 Common Stockholders' Equity:
   Common stock - $.007 par value
     Authorized   - 30,000,000 shares
     Issued  - 13,323,898 shares
      at September 30, 1997 and 13,261,636 shares
      at March 31, 1997                              91,347              90,911
   Additional paid-in-capital                    13,331,099          13,033,185
   Unrealized loss on investments, net                3,483              (1,563)
   Accumulated translation adjustments               (4,392)             16,544
   Retained earnings                             15,611,798          12,714,914
                                              ---------------    --------------
                                                 29,033,335          25,853,991
Less:  Deferred compensation                        (52,247)            (78,231)
Treasury stock - at cost, 100,000 shares
   at September 30, 1997 and March 31, 1997        (493,819)           (493,819)
        Total Common Stockholders' Equity        28,487,269          25,281,941
                                              ---------------    --------------

    Total Liabilities, Preferred Stock  and
        Common Stockholders'  Equity            $76,456,451         $66,124,255
                                              ===============    ==============



                           WARRANTECH CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                         (Unaudited)

                                                          For the Six Months Ended                 For the Three Months Ended
                                                                September 30,                             September 30,
                                                        ----------------------------------     ------------------------------------

                                                           1997                 1996                 1997                1996
                                                        --------------    ----------------     ----------------    ----------------
Gross revenues                                          $103,518,665        $74,663,459         $50,191,635           $38,663,434
Revenues deferred to future periods                       (1,165,049)          (849,802)           (606,841)             (388,574)
Deferred revenues earned                                     354,454            227,794             205,405               134,266
                                                        ---------------   ----------------    -----------------    ----------------

Net revenues                                             102,708,070         74,041,451          49,790,199            38,409,126
                                                        --------------    ----------------    -----------------    ----------------

Costs and expenses:
   Direct costs                                          74,767,349          53,518,931           35,822,264          27,345,232
   Service, selling, and general and administrative      22,023,962          16,024,164           10,817,861           8,613,528
   Provision for bad debt expense                           108,674              41,156                  -                  -
   Depreciation and amortization                          1,500,951           1,110,278              774,995             590,390
                                                        -----------------    ----------------    -----------------    -------------

      Total costs and expenses                           98,400,936          70,694,529           47,415,120          36,549,150
                                                        ------------------    ----------------    -----------------  --------------

Income from operations                                    4,307,134           3,346,922            2,375,079           1,859,976
                                                        ------------------    ----------------    -----------------  --------------

Gain on sale of equity joint venture                           -              1,876,480                 -                 -
Other income, net                                           395,911             175,886              198,532              72,866
                                                        ---------------       ----------------    ----------------   --------------
Total other income (expense)                                395,911           2,052,366              198,532              72,866
                                                        ------------------    ----------------    -----------------  --------------

Income before provision for income taxes                  4,703,045           5,399,288        .   2,573,611           1,932,842

Provision for income taxes                                1,806,161           1,964,973            1,003,931             617,762
                                                        ----------------      ----------------    --------------     --------------
Net income                                             $  2,896,884        $  3,434,315       $    1,569,680       $   1,315,080
                                                        ==================    ================    ===============    ==============

Earnings per share:
   Primary                                                     $.19                 $.24                $.10                $.09
   Fully Diluted                                               $.18                 $.22                $.10                $.09

Weighted average number of shares outstanding:
   Primary                                               15,548,094          14,514,255           15,567,276          14,718,305
   Fully Diluted                                         15,705,676          15,361,778           15,717,314          15,361,778



       see
 accompanying notes to condensed consolidated financial statements.

                                                                  WARRANTECH CORPORATION AND SUBSIDIARIES

                                                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                          (Unaudited)

                                                                                                  For the Six Months
                                                                                                  Ended September 30,
                                                                                    ----------------------------------------------
                                                                                             1997                     1996
                                                                                    ---------------------    ---------------------
 Net cash provided by operating activities                                          $    4,976,983           $    4,378,428
                                                                                    ---------------------    ---------------------

 Cash flows from investing activities:
    Purchase of property and equipment                                              (    2,129,103)           (   2,080,423)
    Investment in marketable securities                                                   (241,562)           (     498,643)
    Proceeds from sale of marketable securities                                            184,225                  275,162
                                                                                    ---------------------    ---------------------
 Net cash (used in) investing activities                                            (    2,186,440)           (   2,303,904)

 Cash flows from financing activities:
    (Increase) decrease in notes receivable                                         (      745,931)                  11,836
    Proceeds from exercise of common stock options                                         298,350                       -
    Payments on capital leases                                                      (      708,340)           (     448,229)
    Payments on long-term note payable                                              (      410,000)           (     410,000)
                                                                                    ---------------------    ---------------------
 Net cash (used in) provided by financing activities                                (    1,565,921)           (     846,393)

 Net increase (decrease) in cash and cash equivalents                                    1,224,622                1,228,131

 Cash and cash equivalents at beginning of period                                       17,031,925               11,859,487
                                                                                    ---------------------    ---------------------

 Cash and cash equivalents at end of period                                          $  18,256,547             $ 13,087,618
                                                                                    =====================    =====================

 Supplemental Cash Flows Information:

    Cash Payments for the Periods:
       Interest                                                                      $     157,962             $    151,306
                                                                                    =====================    =====================

       Income taxes                                                                  $     902,375             $  2,982,825
                                                                                    =====================    =====================
 Noncash Investing and Financing Activities:
 Gain on sale of investment in joint venture                                         $        -                $  1,876,480
 Purchase of preferred stock                                                                  -                (  6,420,363)
 Note issued in connection with purchase of preferred stock                                   -                   2,395,960
 Capital lease obligations incurred                                                        869,595                  917,326

                                                      See accompanying notes to condensed consolidated financial statements.
                                                    Page 5

                    WARRANTECH CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 1997
                                    (Unaudited)


1.  THE COMPANY

Warrantech, through its wholly-owned subsidiaries, Warrantech Automotive, Inc. Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc., markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment call center services and technical computer services, in the United States, Puerto Rico, Mexico, Canada, Caribbean, South America, Central America and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The actual repair service under such extended service contracts and limited warranties is provided by third party repair facilities and the cost of such repair services is borne by the insurance companies. The predominant terms of the contracts and manufacturers' warranties range from twelve (12) to eighty-four (84) months.


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1997.

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

On April 18, 1996, the Company and AIG consummated an agreement for the termination of the Techmark Joint Venture (the "Agreement"). Under the terms of the Agreement, AIG agreed to purchase the Company's forty-nine (49%) interest in the Joint Venture for $3,762,154 and the Company agreed to repurchase the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish their rights to other options under the original agreement. As a result of this transaction, the Company no longer has any investment in or liability to the Joint Venture and will no longer record any equity in the operations of the Joint Venture. The redemption value will be offset by the amount due the Company from the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996 with a final installment of $140,960 due March 31, 1999. In the event of default by the Company under the note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date.

At March 31, 1996, the Company's carrying value of its investment amounted to $1,885,674 which resulted in a gain on the sale of the investment of $1,876,480, recognized in the first quarter of fiscal 1997.

Also, as part of the agreement, AIG paid the Company $1,480,000 related to amounts due the Company as of March 31, 1997, under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit to the benefit of AIG through December 2002 which can be drawn upon by AIG in the event the ultimate profit sharing amount due the Company is less than the amount previously paid. It is anticipated at this time that no amounts will be due AIG under the letter of credit.

                   WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Gross revenues for the six month and three month periods ended September 30, 1997 amounted to $103,518,665 and $50,191,635, respectively as compared with $74,663,459 and $38,663,434 for the same periods a year ago representing a 39% and 30% increase for those periods, respectively. The increases in the six and three month periods are directly attributable to approximately $9 million and $5 million, respectively, related to new customers in both the consumer product and automotive businesses and approximately $20 million and $6 million, respectively, related to volume increases with existing customers and renewals despite the loss and bankruptcy of two large accounts.

The net increase in deferred revenues for the six month and three month periods, ended September 30, 1997 as compared with the same period a year ago is directly attributable to the increased number of service contracts sold with a service period greater than one year during that period of time offset in part by amounts earned on expiring contracts during the same period.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $74,767,349 and $35,822,264 for the six and three month periods ended September 30, 1997, respectively, as compared with $53,518,931 and $27,345,232 for the comparable period in Fiscal 1996. The increase is directly attributable to the volume increases in contracts sold and a higher level of premium reflecting improved coverage on selected programs.

Service, selling and general and administrative expenses for the six and three month periods ended September 30, 1997 were $22,023,962 and $10,817,861, respectively, as compared with $16,024,164 and $8,613,528 for the six and three month periods ended September 30, 1996. These increases are related to payroll, payroll related and training costs arising from an increase in head count to meet the service requirements associated with the increased number of service contracts being sold as compared with the same levels a year ago and office facilities expense associated with additional office space.

The provision for bad debts results from the write-off of accounts considered to be uncollectible for the respective periods.

The increase in depreciation and amortization for the six month and three month periods ended September 30, 1997 over the comparable periods a year ago is the result of increased depreciation resulting from capital additions related to the Company's ongoing upgrade of its computer systems and the additional equipment requirements resulting from the service level increases.

In April 1996, the Company and its international joint venture partner, AIG, agreed to terminate the joint venture, Techmark Services Ltd., effective January 1, 1996. Under the terms of the agreement, AIG agreed to purchase the Company's forty-nine percent (49%) investment in the joint venture for $3,762,154. As of March 31, 1996, the Company's carrying value of the joint venture investment amounted to $1,885,674 which resulted in a pre-tax gain recognized in the three month period ended June 30, 1996 amounting to $1,876,480 and an after tax gain of $1,144,653 or $0.08 per share.

The provision for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year.

Net income for the six and three month periods ended September 30, 1997 was $2,896,884 or $.19 per share and $1,569,680 or $.10 per share, respectively, as compared with $3,434,315 or $.24 per share and $1,315,080 or $.09 per share, respectively, calculated on the same basis a year ago. The earnings per share for the three month period ended September 30, 1996 includes the effect of the gain on the sale of the Company's joint venture in the first quarter of fiscal 1996 of $.08 per share (Refer to Footnote 3).

Liquidity and Financial Resources

The Company has an ongoing relationship with an equipment financing company an intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the six and three month periods ended September 30, 1997 amounted to $869,595 and $323,600, respectively. The Company has a line of credit with a bank which provides for a maximum aggregate borrowing up to $10 million. The line of credit is secured by certain accounts receivable and has been renewed and now expires on August 31, 1998. At September 30, 1997, the Company did not have any borrowing under the line of credit.

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. Cash provided by operations during the six month period ended September 30, 1997 amounted to $4,976,983 which is principally attributable to new accounts as compared with comparable levels of accounts receivable at September 30, 1996.

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

In connection with the sale of the Company's joint venture interest to AIG, the Company agreed to repurchase 3,234,697 shares of convertible exchangeable preferred stock held by AIG at their redemption value of $6,430,000. This amount was offset by the amount due the Company for the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable. The note is payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996, with a final installment of $140,960 due March 31, 1999. Also, as part of the agreement, AIG agreed to pay the Company $1,480,000 related to amounts due the Company under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit to the benefit of AIG through December 31, 2002 which can be drawn against by AIG in the event that the ultimate profit sharing amount due the Company is less than the amount paid. It is anticipated at this time that no amounts will be due AIG under this letter of credit.

The effect of inflation has not been significant to the Company since its formation.

PART II.  Other Information


Item 1.   Legal Proceedings

          A. The Oak Agency, Inc. and The Oak Financial Services, Inc. (collectively, "Oak") v. Warrantech Dealer Based Services, Inc. ("WDBS").

               This matter was tried in the U.S. District court, Northern District of Illinois, during the week of May 19, 1997. The following Judgment was entered on July 25, 1997: (I) WDBS is to pay Oak the sum of $1,507,837.72 which represents commissions earned by Oak during the period July 1, 1991 through May 31, 1997; (ii) WDBS is to pay Oak $28,500 which represents Oak's costs of the action; and (iii) WDBS is to pay Oak future commissions earned on vehicle service contracts sold at any time on or after June 1, 1997 by a group of automobile dealers identified by the Court (the "Oak Dealers").

               Following entry of this Judgment, both parties filed a number of motions with the court which resulted in the Judgment being vacated on August 8, 1997. In a Memorandum and Order, issued on October 16, 1997, the Court ruled on all pending motions. The result of this ruling is that the financial terms of the original Judgment remain unchanged except that WDBS' motion to remove two automobile dealerships from the group of Oak Dealers has been granted. The Company believes that the removal of these dealers will reduce the amount of the award described in clause
               (I) above by approximately $264,000 and will have a corresponding effect on its ongoing obligation to pay commissions to Oak on business written by the Oak Dealers as described in clause (iii). The court has asked the parties to make the necessary revisions to their previous calculations and to submit a new form of Final Judgment for the court's review. The Company continues to consider the legal options that will be available to it following entry of Final Judgment.

          B. Intercontinental Brokerage, Incorporated ("IBI") v. Warrantech Consumer Product Services, Inc. and Warrantech Corporation (collectively, "Warrantech").

               This suit was filed in the 67th District court, Tarrant county, Texas on October 10, 1997. IBI had provided various insurance services to and on behalf of Warrantech over a period of years. Warrantech asserts, however, that it terminated its relationship with IBI in 1996 and has not requested or used IBI's services since the date of termination. IBI alleges in this action that it continued to perform services for Warrantech though June 30, 1997 and that it is entitled to be compensated for these services under several theories of liability. IBI is seeking specified damages of up to $1,330,000 as well as such other sums as the Court may find it is entitled to recover.

               The Company presently is preparing its Answer which must be filed with the court within the statutorily required period. Although it has not had sufficient time to fully review the Complaint, the company denies the allegations and is considering all of the legal rights and remedies available to it.

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

Item 6 (b)    Reports on 8-K

              None.
                                    Page 12

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



                                      WARRANTECH CORPORATION



                                      S/N/S  Joel San Antonio

                               Joel San Antonio - Chairman of the Board
                                        (Chief Executive Officer)


Date:  November 6, 1997

                                     S/N/S  Harris Miller

                               Harris Miller Executive V.P. Customer Affairs and Acting Chief Financial Officer


Date:  November 6, 1997

                                   Page 13