Form 10-Q
period 1997-12-31
WARRANTECH CORP
filed 1998-02-17
CIK 735571

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended December 31, 1997

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

             Class                          Outstanding at December 31, 1997_
Common stock, par value $.007 per share            13,325,917 shares


                    WARRANTECH CORPORATION AND SUBSIDIARIES


                                  I N D E X

                                                                    Page No.
PART I  -  Financial Information:


           Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheet at December 31, 1997
           (Unaudited) and March 31, 1997...................            3


           Condensed Consolidated Statement of Operations
            For the Nine and Three Months Ended December 31, 1997
            and 1996 (Unaudited) ............................           4


           Condensed Consolidated Statement of Cash Flows
            For the Nine Months Ended December 31, 1997
            and 1996 (Unaudited) ............................           5


            Notes to Condensed Consolidated Financial Statements        6


            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      8


PART II  - Other Information                                           11

Signatures ..............................................              13

                        WARRANTECH CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEET

A S S E T S
                                                        Dec 31,        March 31,
                                                    -------------------------------
                                                          1997             1997
                                                    -------------    --------------
                                                     (Unaudited)
Current Assets:
Cash and cash equivalents                           $  18,466,127    $  17,031,925

Investments in marketable securities                      535,362          286,099


Accounts receivable, (net of allowances of $458,629
and $300,328, respectively)                            33,679,256       23,290,035


Other receivables, net                                  2,569,232        3,874,451
                                                    ---------------    --------------
Income tax receivable                                        -             115,064
Prepaid expenses and other current assets               2,402,730        1,633,699
                                                     ---------------    --------------
   Total Current Assets                                57,652,707       46,231,273
                                                      -------------    --------------


Property and Equipment - Net                           12,545,763       10,111,193
                                                      -------------    --------------

Other Assets:
Excess of cost over fair value of assets acquired
  ( net of accumulated amortization of
    $3,878,731 and $3,637,233, respectively)             4,557,098       3,651,400

Deferred income taxes                                    2,395,127       2,009,941
Investments in marketable securities                     1,857,749       2,041,001
Restricted cash                                            800,000         800,000

Split dollar life insurance policies                     1,028,805         865,542
                                                      ---------------    --------------

Notes receivable - long-term                               708,781          42,076

Collateral security fund                                   199,389         199,389
Other assets                                               120,129         172,440
                                                      -------------    --------------

          Total Other Assets                            11,667,078       9,781,789
                                                      -------------    --------------

                Total Assets                          $ 81,865,548     $66,124,255
                                                      =============    ==============




LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                                             1997              1997
                                                     ---------------    --------------
                                                        (Unaudited)
Current Liabilities:
Current maturities of long-term debt and capital
lease obligations                                     $  1,838,443     $  1,997,835

Insurance premiums payable                              27,368,680       19,602,290
Income taxes payable                                       574,506            -

Accounts and commissions payable                         7,452,001        5,261,867
Legal settlements payable                                     -           1,635,000
Accrued expenses and other current liabilities           5,216,285        4,132,113
                                                     ---------------    --------------
   Total Current Liabilities                            42,449,915       32,629,105
                                                     ---------------    --------------

Deferred Revenues                                        6,303,408        5,019,190
                                                     ---------------    --------------

Long-Term Debt and Capital Lease Obligations             2,373,543        2,491,786
                                                     ---------------    --------------
Deferred Rent Payable                                      639,259          702,233
                                                     ---------------    --------------

Convertible Exchangeable Preferred Stock
- $.0007 par value
Authorized, 15,000,000 shares
Issued and outstanding 0 shares at December 31, 1997
and March  31, 1997

 Common Stockholders' Equity:
   Common stock - $.007 par value
     Authorized   - 30,000,000 shares
     Issued  - 13,325,917 shares
      at December 31, 1997 and 13,261,636 shares
      at March 31, 1997                                     92,004           90,911
   Additional paid-in-capital                           13,872,306       13,033,185
   Unrealized loss on investments, net                       6,751           (1,563)
   Accumulated translation adjustments                      37,185           16,544
   Retained earnings                                    16,624,122       12,714,914
                                                     ---------------    --------------
                                                        30,632,368       25,853,991
Less:  Deferred compensation                               (39,126)         (78,231)
Treasury stock - at cost, 100,000 shares
   at December 31, 1997 and March 31, 1997                (493,819)        (493,819)
                                                     ---------------    --------------
        Total Common Stockholders' Equity               30,099,423       25,281,941
                                                     ---------------    --------------

        Total Liabilities, Preferred Stock  and
            Common Stockholders'  Equity              $ 81,865,548       $66,124,255
                                                     ===============    ==============


        See accompanying notes to condensed consolidated financial statements.

                                       Page 3

                         WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     (Unaudited)

                                                              For the Nine Months Ended               For the Three Months Ended
                                                                     December 31,                            December 31,
                                                        ---------------------------------------     -------------------------------


                                                                1997                 1996                 1997             1996
                                                         -----------------    -----------------    -----------------   ------------
Gross revenues                                             $156,743,579         $116,794,753         $53,224,914       $42,131,293
Revenues deferred to future periods                          (2,052,753)          (1,305,692)           (887,704)         (455,889)
Deferred revenues earned                                        613,474              347,451             259,020           119,657
                                                         -----------------    -----------------    -----------------  -------------

Net revenues                                                155,304,300          115,836,512          52,596,230        41,795,061

Costs and expenses:
   Direct costs                                             111,362,547           81,915,935          36,595,198        28,397,004
   Service, selling, and general and administrative          35,697,462           25,940,313          13,673,500         9,916,149
   Provision for bad debt expense                               108,674               41,156              -                 -
   Depreciation and amortization                              2,436,115            1,751,172             935,164           640,894
                                                         -----------------    -----------------    -----------------    -----------

      Total costs and expenses                              149,604,798          109,648,576          51,203,862        38,954,047
                                                         -----------------    -----------------    -----------------    -----------

Income from operations                                        5,699,502             6,187,936          1,392,368         2,841,014
                                                         -----------------    -----------------    -----------------   ------------

Gain on sale of equity joint venture                              -                 1,876,480              -                 -
Other income, net                                               649,766               336,851            253,855           160,965
                                                         -----------------    -----------------    -----------------   ------------
Total other income (expense)                                    649,766             2,213,331            253,855           160,965
                                                         -----------------    -----------------    -----------------   ------------

Income before provision for income taxes                      6,349,268             8,401,267          1,646,223         3,001,979

Provision for income taxes                                    2,440,060             3,134,897             633,899        1,169,926
                                                         =================    =================    =================    ===========
Net income                                                 $  3,909,208        $    5,266,370        $  1,012,324        1,832,053
                                                         =================    =================    =================    ===========

Earnings per share:
   Basic                                                        $.30                 $.40                 $.08             $.14
   Fully Diluted                                                $.25                 $.34                 $.06             $.12

Weighted average number of shares outstanding:
   Basic                                                     13,228,056            13,014,242          13,284,760       13,064,092
   Fully Diluted                                             15,785,414            15,528,601          15,786,572       15,606,166


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

                                                                                      Page 4

                                                               WARRANTECH CORPORATION AND SUBSIDIARIES

                                                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                   (Unaudited)

                                                                                                  For the Nine Months
                                                                                                  Ended December 31,
                                                                                    ----------------------------------------------
                                                                                             1997                     1996

                                                                                    ---------------------    ---------------------
Net cash provided by operating activities                                             $  7,339,879             $  7,779,544
                                                                                    ---------------------    ---------------------

 Cash flows from investing activities:
    Purchase of property and equipment                                                   (3,062,217)              (4,158,256)
    Purchased goodwill                                                                   (1,301,999)                   -
    Investment in marketable securities                                                    (447,253)              (1,160,562)
    Proceeds from sale of marketable securities                                             383,368                  927,763
                                                                                    ---------------------    ---------------------
 Net cash (used in) investing activities                                                 (4,428,101)              (4,391,055)

 Cash flows from financing activities:
    (Increase) decrease in notes receivable                                                (666,705)                  22,636
    Proceeds from exercise of common stock options                                          840,214                  496,820
    Purchase of Treasury Stock                                                                  -                   (101,070)
    Payments on long-term note payable                                                   (1,651,085)              (1,290,167)
                                                                                    ---------------------    ---------------------
 Net cash (used in) provided by financing activities                                     (1,477,576)                (871,781)
                                                                                    ---------------------    ---------------------

 Net increase (decrease) in cash and cash equivalents                                     1,434,202                2,516,708

 Cash and cash equivalents at beginning of period                                        17,031,925               11,859,487
                                                                                    ---------------------    ---------------------

 Cash and cash equivalents at end of period                                            $ 18,466,127              $14,376,195
                                                                                    =====================    =====================

 Supplemental Cash Flows Information:

    Cash Payments for the Periods:
       Interest                                                                        $    262,868              $   221,241
                                                                                    =====================    =====================

       Income taxes                                                                    $  2,132,175              $ 3,028,877
                                                                                    =====================    =====================
 Noncash Investing and Financing Activities:

 Gain on sale of investment in joint venture                                           $       -                $  1,876,480
 Purchase of preferred stock                                                                   -                  (6,420,363)
 Note issued in connection with purchase of preferred stock                                    -                   2,395,960
 Capital lease obligations incurred                                                       1,373,450                1,484,319


                                                      See accompanying notes to condensed consolidated financial statements.

                                                                                      Page 5

                     WARRANTECH CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                                   (Unaudited)




1.  THE COMPANY

Warrantech, through its wholly-owned subsidiaries, Warrantech Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc., markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment call center services and technicalcomputer services, in the United States, Puerto Rico, Mexico, Canada, Caribbean, South America, Central America and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The actual repair service under such extended service contracts and limited warranties is provided by third party repair facilities and the cost of such repair services is borne by the insurance companies. The predominant terms of the contracts and manufacturers' warranties range from twelve (12) to eighty-four (84) months.


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all informatio and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended March 31, 1997.

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

On April 18, 1996, the Company and AIG consummated an agreement for the termination of the Techmark Joint Venture (the"Agreement"). Under the terms of the Agreement, AIG agreed to purchase the Company's forty-nine (49%) interest in the Joint Venture for $3,762,154 and the Company agreed to repurchase the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish their rights to other options under the original agreement. As a result of this transaction, the Company no longer has any investment in or liability to the Joint Venture and will no longer record any equity in the operations of the Joint Venture. The redemption value will be offset by the amount due the Company from the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996 with a final installment of $140,960 due March 31, 1999. In the event of default by the Company under the note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date.

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

                  WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. Managemen's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Gross revenues for the nine month and three month periods ended December 31, 1997 amounted to $156,743,579 and $53,224,914, respectively as compared with $116,794,753 and $42,131,293 for the same periods a year ago representing a 34% and 26% increase for those periods, respectively. The increases in the nine and three month periods are directly attributable to approximately $10 million and $5 million, respectively, related to new customers in both the consumer product and automotive businesses and approximately $29 million and $9 million, respectively, related to volume increases with existing customers and renewals despite the loss and bankruptcy of two large accounts.

The net increase in deferred revenues for the nine month and three month periods, ended December 31, 1997 as compared with the same period a year ago is directly attributable to the increased number of service contracts sold with a service period greater than one year during that period of time offset in part by amounts earned on expiring contracts during the same period.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $111,362,547 and $36,595,198 for the nine and three month periods ended December 31, 1997, respectively, as compared with $81,915,935 and $28,397,004 for the comparable period in Fiscal 1997. The increase is directly attributable to the volume increases in contracts sold and a higher level of premium reflecting improved coverage on selected programs.

Service, selling and general and administrative expenses for the nine and three month periods ended December 31, 1997 were $35,697,462 and $13,673,500, respectively, as compared with $25,940,313 and $9,916,149 for the nine and three month periods ended December 31, 1996. These increases are related to payroll, payroll related, training costs and additional office space arising from an increase in head count to meet the service requirements associated with the increased number of service contracts being sold as compared with the same levels a year ago and the ongoing costs incurred relative to the International and Home Service start-up infrastructure.

The provision for bad debts results from the write-off of accounts considered to be uncollectible for the respective periods.

The increase in depreciation and amortization for the nine month and three month periods ended December 31, 1997 over the comparable periods a year ago is the result of capital additions related to the Company's ongoing up-grade of its computer systems and the additional equipment requirements resulting from the service level increases.

In April 1996, the Company and its international joint venture partner, AIG, agreed to terminate the joint venture, Techmark Services Ltd., effective January 1, 1996. Under the terms of the agreement, AIG agreed to purchase the Company's forty-nine percent (49%) investment in the joint venture for $3,762,154. As of March 31, 1996, the Company's carrying value of the joint venture investment amounted to $1,885,674 which resulted in a pre-tax gain recognized in the three month period ended June 30, 1996 amounting to $1,876,480 and an after tax gain of $1,144,653 or $.10 per share.

The provision for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year.

Net income for the nine and three month periods ended December 31, 1997 was $3,909,208 or $.30 per share and $1,012,324 or $.08 per share, respectively, as compared with $5,266,370 or $.40 per share and $1,832,053 or $.14 per share, respectively, calculated on the same basis. The earnings per share for the nine month period ended December 31, 1996 includes the effect of the gain on the sale of the Company's joint venture in the first quarter of fiscal 1996 of $.10 per share (Refer to Footnote 3).

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which modifies the calculation of earnings per share ("EPS"). The Standard replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

Liquidity and Financial Resources

The Company has an ongoing relationship with an equipment financing company and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the nine and three month periods ended December 31, 1997 amounted to $1,373,450 and $503,855, respectively. The Company has a line of credit with a bank which provides for a maximum aggregate borrowing up to $10 million. The line of credit is secured by certain accounts receivable and has been renewed and now expires on August 31, 1998. At December 31, 1997, the Company did not have any borrowing under the line of credit.

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. Cash provided by operations during the nine month period ended December 31, 1997 amounted to $7,339,879 which is principally attributable to both new accounts and increases in volume with existing customers as compared with comparable levels of accounts receivable at December 31, 1996.

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

In connection with the sale of the Company's joint venture interest to AIG, the Company agreed to repurchase 3,234,697 shares of convertible exchangeable preferred stock held by AIG at their redemption value of $6,430,000. This amount was offset by the amount due the Company for the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable. The note is payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996, with a final installment of $140,960 due March 31, 1999. Also, as part of the agreement, AIG agreed to pay the Company $1,480,000 related to amounts due the Company under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit to the benefit of AIG through December 31, 2002 which can be drawn against by AIG in the event that the ultimate profit sharing amount due the Company is less than the amount paid. It is anticipated at thi time that no amounts will be due AIG under this letter of credit.

The effect of inflation has not been significant to the Company since its formation.

PART II. Other Information

Item 1.       Legal Proceedings

              A. The Oak Agency, Inc. and The Oak Financial Services, Inc. (collectively, "Oak") v.Warrantech Dealer Based Services, Inc. ("WDBS").

                  Final judgment in this matter was entered on November 12, 1997. WDBS was directed to pay Oak (i) $1,243,359 which represents commissions earned by Oak for the period July 1, 1991 through May 31, 1997, (ii) $28,500 which represents costs of the action recoverable by Oak, and (iii) future commissions earned on vehicle service contracts sold on or after June 1, 1997 by a specified group of automobile dealers. Furthermore, Oak was directed to pay Warrantech Corporation $7,500 which represents Warrantech's recoverable costs of a separate action which previously had been dismissed by the Court with prejudice.

                  WDBS has made all payments described in clauses (i) and (ii) above and continues to make those periodic payments described in clause (iii). No further legal action is anticipated and WDBS considers this matter closed.

              B. Intercontinental Brokerage, Incorporated ("IBI") v. Warrantech Consumer Product Services, Inc. and Warrantech Corporation (collectively, "Warrantech").

                  This suit was filed in the 67th District court,Tarrant County, Texas on October 10, 1997. IBI had provided various insurance services to and on behalf of Warrantech over a period of years. Warrantech asserts, however, that it terminated its relationship with IBI in 1996 and has not requested or used IBI's services since the date of termination. IBI alleges in this action that it continued to perform services for Warrantech though June 30, 1997 and that it is entitled to be compensated for these services under several theories of liability. IBI is seeking specified damages of up to $1,330,000 as well as such other sums as the Court may find it is entitled to recover.

                  Both parties are actively engaged in the discovery process and no trial date has been discussed at this early state in the litigation. Warrantech continues to deny the allegations and is pursuing all of the legal rights and remedies available to it.

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



                                            WARRANTECH CORPORATION


                                            S/N/S  Joel San Antonio

                                  Joel San Antonio - Chairman of the Board
                                          (Chief Executive Officer)


Date:  February 17, 1998

                                             S/N/S  Harris Miller

                                   Harris Miller Executive V.P.Customer Affairs and Acting Chief Financial Officer


Date:  February 17, 1998