Form 10-K
period 1998-03-31
WARRANTECH CORP
filed 1998-07-07
CIK 735571

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON JUNE 30, 1998
          PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION





                                                   UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
(Mark One)
[  X  ]                                               FORM 10-K
                          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended March 31, 1998
                                                    OR
[    ]              TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      for the transition period from _______ to _______

                                    Commission File No. 0-13084

                                      WARRANTECH CORPORATION
             ------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)
_____Delaware____                                             ___13-3178732____
(State or other jurisdiction of                               (IRS Employer
incorporation or organization                                Identification No.)

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

            Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, $.007 par value
     -------------------------------------------------------------------------
                              (Title of Class)

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

                       -------------------------------

The number of shares outstanding of the Registrant's common stock is 13,359,380 as of (June 17, 1998).

The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $57,133,798 (as of June 17, 1998).

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended are incorporated by reference in
Part III.

Index to Exhibits is on page 44.
Document contains 50 pages

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

     Service contract programs benefit consumers with expanded and/or extensions of product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranty(ies). Such coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure.

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

     The VSC is a contract between the dealer/lessor (and in some states WAI) and the vehicle purchaser/lessee that offers coverage that runs from (12) to eighty-four (84) months and/or 1,000 to 100,000 miles. Coverage is afforded in the event of the failure of a broad range of mechanical components that occurs during the term of the VSC, exclusive of failures covered by a manufacturers warranty.

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

     In exchange for agreed upon premiums and fees from the insured, liability for claims incurred by service contracts issued by a dealer, distributor or manufacturer has been assumed by Cigna Insurance Company. At the present time, in addition to Cigna, certain programs offered by WCPS are being insured by Houston General, a member of the Tokyo Marine and Fire Insurance Company, Virginia Surety Company, a member of AON Insurance Company, and certain AIG member companies.

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

 Warrantech Help Desk, Inc.

     The Company formed Warrantech Help Desk, Inc. ("WHD") a wholly-owned subsidiary, on March 25, 1997, to provide information technology outsourcing support services to large national and multi-national corporations, government agencies and service organizations. This subsidiary offers its services through two business units: (i) Call Center Services, which provides its clients with inbound telephone support for their computer product end-users and (ii)
Corporate Computer Services, which provides corporations with technical staffing. The call center is staffed by Technical Service Representatives with extensive technical training in computers and peripherals. Using centralized dispatch capabilities, WHD is able to provide "One Call Service Solutions" during manufacturers' warranty period and beyond. Support services includes call dispatch, parts acquisition, service call resolution and specialized reporting back to our clients. The WHD expanded service network includes national as well as international coverage. In addition, the service expertise of WHD will enhance the programs offered by certain other subsidiaries of the Company through the expediting of troubleshooting and problem solving over the phone. This should result in cost-savings by reducing the number of on-site calls and equipment returns.


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

     WDI's efforts are conducted on behalf of (i) the dealer/retailers, distributors and manufacturers who utilize the service contract programs marketed and administered by WAI, WHD, WCPS and WDI, and (ii) a growing list of other vendors who wish to utilize WDI resources to enhance their own service contract sales efforts. Second effort marketing consists of contacting product purchasers who did not buy a service contract and offering them this opportunity prior to the expiration of the manufacturer warranty. Renewal marketing consists of the effort to renew service contracts on eligible products upon the expiration of their current service contract coverage.

Warrantech Home Service Company

     In fiscal 1996, the Company commenced operations of Warrantech Home Service Company ("WHSC"), a wholly-owned subsidiary, as the vehicle to develop, market and administer service contract programs in the United States covering mechanical breakdowns of the working systems and components in homes. The core program protects homeowners against the cost of repairs in case of a breakdown of one or more of the major home systems including heating and air conditioning, plumbing, electrical, and built-in appliances. The Warrantech Home Service warranty is one of the first of its kind. It offers greater protection than what has been available until now and it provides this security at a lower cost.

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

     In July 1995, WII, acquired Home Guarantee Corporation PLC (subsequently renamed Warrantech Europe Plc.), a British company which markets home warranty products in the United Kingdom covering mechanical breakdowns of the working systems and components in homes (e.g., furnaces, electrical and plumbing systems, and major appliances). In addition to home warranty products, Warrantech Europe's business will continue to expand to include extended warranties on a wide range of products including automobiles, business equipment, office and home computers, mobile telephones, and major appliances as well as credit card enhancement programs similar to those marketed in the United States. This subsidiary also provides full database management, marketing, training, brokerage services, and customer care service for clients in the automotive, financial, manufacturing, retail and service sectors to certain other subsidiaries of the Company.

     WII conducts its efforts on a direct basis and has developed relationships with the retailers and distributors who will market and sell the programs. In addition, WII has made contact with various insurers in certain South American countries to provide the insurance for the programs offered by such retailers and distributors. The Company believes that its direct efforts will result in greater penetration in the South American marketplace.

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

     Sales training and motivational programs are a primary form of specialized assistance provided by WAI, WHD and WCPS to retailers/dealers, distributors and manufacturers, to assist them in increasing the effectiveness and profitability of their service contract program sales efforts. The Company develops materials and conducts educational seminars. These seminars are conducted either at the client's place of business, an offsite facility or at the Company's state-of-the-art training facility at its Euless, Texas administrative offices. This facility features the latest in audio/video technology that enhances the training and learning experience.

Significant Customers

     The Company has one significant customer, CompUSA, that accounted for approximately 24% and 23% of consolidated gross revenues for the years ended March 31, 1998 and 1997. The Company had two significant customers, CompUSA and Tops, that accounted for approximately 19% of consolidated gross revenues for the year ended March 31, 1996.

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

     The insurance protection is provided for the WAI programs by the New Hampshire Insurance Company, and other AIG member companies. These companies are all rated A++ (Superior) by the A.M. Best Company. WCPS,WHDI and its clients are protected by insurance afforded by Cigna Insurance Company, Houston General Insurance Company, a member of the Tokyo Marine & Fire Insurance Company, Virginia Surety Company, a member of the AON Group and certain AIG member companies. Cigna and Houston General are rated A (Excellent) and Virginia Surety is rated A+ (Superior) by A.M. Best Company. WHSC and its clients are protected by insurance through Zurich American Insurance Company, an A+ (Superior) rated carrier by A.M. Best Company.

     In accordance with the insurance arrangements with these insurers, a fixed amount is remitted for each service contract or limited warranty sold. The amount is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. In no event is the insured, the Company or its subsidiaries obligated to the insurer if claims exceed the premium remitted.

     Additionally, agreements between the Company and the insurers, contain profit-sharing features that permit the Company to share in underwriting profits earned by the service contract programs. The amounts to be received, if any, are determined in accordance with certain specified formulas by the type of program and by policy year. Certain of these agreements require interim calculations and distributions for various programs, with final calculations being made as contracts expire by term. The Company did not accrue or receive any profit sharing advances during the 1998 or 1997 fiscal years.

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

     Insurance departments in some states have sought to interpret the consumer product service contract, or certain items covered under the contract as a form of insurance, requiring that the issuer be a duly licensed and chartered insurance company. The Company and its subsidiaries do not believe that they are insurers and have no intention of filing the documents and meeting the capital and surplus requirements that are necessary to obtain such a license.

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

Employees

     The Company and its subsidiaries currently employ approximately 700 individuals, an increase of approximately 200 over the preceding fiscal year. The increase is directly attributable to the expansion of customer service and claims representatives to meet the needs of the Company's expanding business. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Item 2.           Properties

     The Company's executive offices are located in leased premises at 300 Atlantic Street, Stamford Connecticut. The premises, which are leased pursuant to a lease agreement (the "Leases"), consists of approximately 14,317 square feet for space A and 6,683 square feet for space B. The Lease, which was renewed effective on April 1, 1998 and expires on March 31, 2005, provide for remaining annual base rent payments ranging from $207,173 to $472,461 respectively.

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

     Additional facilities that support the operations of WDI are located at 1441 West Airport Freeway, Euless, Texas (approximately 12,901 square feet) and 7630-7632 Pebble Drive, Building #28, Fort Worth, Texas (approximately 6,000 square feet). These premises are leased under the terms of leases (the "Other Leases") that were effective on December 1, 1994 and March 1, 1996, respectively expiring March 31, 2004 and February 28, 2001 respectively. The Other Leases provide for annual base rent payments ranging from $163,061 to $174,762.

     The operating facilities of Warrantech Europe, plc are located in leased premises at 248A Marylebone Road, London. These premises are leased pursuant to a lease agreement which expires June 23, 2010 and provides for remaining annual base rent payments ranging from L94,050 to L108,450.

     Warrantech International's Puerto Rico operations are located in leased premises at 1225 Ponce de Leon avenue, Santurce, Puerto Rico pursuant to a lease agreement which expires March 31, 2003. The remaining annual base rent payments ranging from $52,353 to $54,928.

Item 3.           Legal Proceedings

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

     Both parties are actively engaged in the discovery process and the first depositions have been noticed. No trial date has been set at this time. Warrantech denies all allegations and is pursuing all of the legal rights and remedies available to it.


       Item 4.             Submission of Matters to Vote of Security Holders

                  No  matters  were   submitted  to  a  vote  of  the  Company's
shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1998.

                                                      PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock has been reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), and currently is reported on NASDAQ's National Market System ("NMS"), under the trading symbol "WTEC".

     As of June 17, 1998 there were 13,359,380 Common Shares outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $6.50.

Following is a summary of the price range of the Company's Common Stock during its 1998 and 1997 fiscal years:

Common Stock

Quarter of Fiscal 1998
                                                   High & Low Bid
First                                          $12.38           $ 8.88
Second                                         $12.81           $ 9.25
Third                                          $13.25           $ 7.88
Fourth                                         $10.69           $ 5.19


Quarter of Fiscal 1997                            High & Low Bid

First                                         $  5.38          $  3.81
Second                                        $ 10.13          $  3.63
Third                                         $ 15.38          $  8.13
Fourth                                        $ 12.13          $  8.50


The number of shareholders of record of the Company's Common Stock as of June 17, 1998 was 987.

Dividends

     No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid.

Item 6 - Selected Financial Data.
The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing.


                                                               FOR THE YEARS ENDED MARCH 31,


                                          -----                 ------                ------                ------
                        --------------------   -------------------   -------------------   --------------------   -----------------
                               1998                  1997                  1996                   1995                  1994
                        --------------------   -------------------   -------------------   --------------------   -----------------
Gross revenue             $201,724,332          $161,044,135          $110,246,219            $71,239,070           $46,970,763
Net increase in
deferred revenue            (1,985,798)           (1,381,271)           (1,165,495)              (699,745)             (316,290)
                        --------------------   -------------------   -------------------   --------------------   -----------------
Net revenue                199,738,534           159,662,864           109,080,724             70,539,325            46,654,473
                        --------------------   -------------------   -------------------   --------------------   -----------------
Net income                  $5,261,037            $4,794,715            $2,394,862             $2,895,788              $703,591
                        ====================   ===================   ===================   ====================   =================
Basic Earnings Per Share

Net income                     $0.40                 $0.37                 $0.18                  $0.22                 $0.05
                        ====================   ===================   ===================   ====================   =================
Cash dividend declared         NONE                  NONE                  NONE                   NONE                  NONE
                        ====================   ===================   ===================   ====================   =================
Total assets               $81,917,288           $66,124,255           $56,613,710            $41,858,546           $33,828,572
                        ====================   ===================   ===================   ====================   =================
Long-term debt and
 capital lease
 Obligations                $2,153,286            $2,491,786            $1,124,015               $293,648              $476,875
                       ====================   ===================   ===================   ====================   ==================

Convertible Exchangeable
   preferred stock          -                      -                    $6,420,363             $6,396,795            $6,343,614
                       ====================   ===================   ===================   ====================   ==================

Common stockholders'
   equity                  $31,764,955           $25,281,941           $19,656,931            $17,443,763           $14,300,322

                       ====================   ===================   ===================   ====================   ==================
Working capital            $16,048,262           $13,602,168           $13,221,212            $11,067,983            $9,768,580
                       ====================   ===================   ===================   ====================   ==================



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

                       Results of Operations

Gross Revenues

         Fiscal 1998 vs. 1997

     Gross revenues for the fiscal years ended March 31, 1998 and 1997 were $201,724,332 and $161,044,135, respectively, representing an increase of 25% in the current fiscal year. The increase is the result of the Company's efforts in expanding its market penetration in the personal computer industry as well as continued market penetration in the consumer products and automotive products and international market segments. The gross revenues attributable to consumer product , personal computer and automotive programs increased approximately $ 41 million as a direct result of approximately $18 million related to new business and approximately $23 million related to volume increases with existing customers.

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


Net Increase in Deferred Revenues

     The Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to its clients. Revenues in an amount sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. The amounts of gross revenues deferred and earned from period to period are effected by (i) the mix of automotive and consumer product and personal computer contract volumes, (ii) the relationship of gross contract revenues generated by shorter term extended service contracts to total gross revenues, and (iii) administration contract revenues which are recognized over a short term period.

         Fiscal 1998 vs. 1997

     The net increase in deferred revenues for the year ended March 31, 1998 amounted to $1,985,798 as compared with $1,381,271 for the same period a year ago. These increases are directly attributable to the increased number of service contracts sold with a service period greater than one year during the current year offset in part by the amounts earned on expiring contracts during the same periods.

         Fiscal 1997 vs. 1996

     The net increase in deferred revenues for the year ended March 31, 1997 amounted to $1,381,271 as compared with $1,165,495 for the same period a year ago. These increases are directly attributable to the increased number of service contracts sold with a service period greater than one year during the current year.

Direct Costs

     Direct costs are those costs directly related to the production and acquisition of service contracts. These costs consist primarily of insurance premiums and commission expenses.

         Fiscal 1998 vs. 1997

     Direct costs for the fiscal year ended March 31, 1998 were $137,789,893 as compared with $112,161,400 for the fiscal year ended March 31, 1997. These increases in direct costs are principally the result of volume increases in contracts sold. These increases were partially offset by the reduction of direct costs to recognize approximately $5.3 million of over remittances of insurance premiums made in prior periods.

         Fiscal 1997 vs. 1996

     Direct costs for the fiscal year ended March 31, 1997 were $112,161,400 as compared with $74,013,324 for the fiscal year ended March 31, 1996. These increases in direct costs are principally the result of volume increases in contracts sold and to a lesser extent a higher level of premium on WAI programs which reflect improved coverages.



Service, Selling and General and Administrative Expenses

         Fiscal 1998 vs. 1997

     Service, selling and general and administrative expenses for the fiscal year ended March 31, 1998 were $49,505,178 as compared to $36,320,524 for the fiscal year ended March 31, 1997. The increase is directly attributable to increases in sales related costs, communication costs, payroll and payroll related costs arising from the service requirements associated with the increased number of service contracts being sold.

         Fiscal 1997 vs. 1996

     Service, selling and general and administrative expenses for the fiscal year ended March 31, 1997 were $36,320,524 as compared to $27,362,214 for the fiscal year ended March 31, 1996. The relative dollar increase in both the current fiscal year is directly attributable to increases in sales related costs and payroll and payroll related costs arising from continued increases in head count to meet the service requirements associated with the increased number of service contracts being sold. As a percentage of gross revenues, service, selling and general and administrative expenses have decreased 2% in the current fiscal year which is indicative of the improved functional expense controls implemented by management during fiscal 1997.

Provision for Bad Debt Expense

     For all years presented, the provision for bad debt expense results from the allowance for accounts considered to be uncollectible.

Depreciation and Amortization

         Fiscal 1998 vs. 1997

     Depreciation and amortization amounted to $3,758,213 for the fiscal year ended March 31, 1998 as compared to $2,619,981 for the same period in fiscal 1997. The increases over a year ago reflect a higher level of depreciation during the year resulting from additional assets being placed in service during the current fiscal year. This increase in assets is directly attributable to (i) the continued development of the Company's information systems and (ii) the purchase of additional computer equipment to accommodate personnel growth and efficiency of operations.

         Fiscal 1997 vs. 1996

     Depreciation and amortization amounted to $2,619,981 for the fiscal year ended March 31, 1997, as compared to $1,700,285 for the same period in fiscal 1996, respectively. The increases over a year ago reflect a higher level of depreciation during the year resulting from additional assets placed in service during the current fiscal year. This increase in assets is directly attributable to (i) the continued development of the Company's information systems and (ii) the purchase of additional computer equipment to accommodate personnel growth and efficiency of operations.

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

Other Income(Expense)

     For fiscal 1998 and 1997, Other Income (Expense) primarily reflects net interest .

Income Taxes

     The income tax provision for fiscal 1998, 1997 and 1996 differs from the statutory rate primarily due to state and local taxes and the non-deductibility of goodwill amortization. The net deferred tax asset as of March 31, 1998, 1997 and 1996 contains a benefit of $465,919, $635,213 and $1,111,804, respectively, related to foreign losses. Management expects to realize this tax benefit, which has an indefinite carryforward period, against future foreign income.

Net Income

          Fiscal 1998 vs. 1997

     Net income for the fiscal year ended March 31, 1998 amounted to $5,261,037 or $.40 per basic share as compared to $4,794,715 or $.37 per basic share for the comparable period in fiscal 1997. The increase in net income and per share amounts for the fiscal year is directly attributable to the increase in new business and volume increases for existing customers.

         Fiscal 1997 vs. 1996

     Net income for the fiscal year ended March 31, 1998 amounted to $4,794,715 or $.37 per basic share, compared to $2,394,862 or $.18 for the comparable period in fiscal 1996. The increase in net income and per share amounts for the fiscal year is directly attributable to the gain on the sale of the Techmark Joint Venture, the increase in new business and volume increases for existing customers.

Liquidity and Capital Resources

     The primary source of liquidity during the current year was cash generated by operations. Funds were utilized for working capital expenditures and capital expenditures relating to the development of the Company's information systems.

     The Company has an ongoing relationship with an equipment financing company and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during fiscal 1998 amounted to $2,047,136. In addition, on June 30, 1996 the Company completed an agreement to extend its line of credit with a bank for $10 million, $6.5 million committed and $3.5 million standby. The line of credit is collateralized by certain accounts receivable and expires on July 31, 1998. At March 31, 1998, the Company did not have any borrowings under the line of credit.

     In connection with the sale of the Company's joint venture interest to AIG, the Company agreed to repurchase 3,234,697 shares of convertible exchangeable preferred stock held by AIG at their redemption value of $6,430,000. This amount will be offset by the amount due the Company for the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable. The note is payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996, with a final installment of $140,960 due March 1999. As of March 31, 1998, $960,960 was outstanding. Also, as part of the agreement, AIG agreed to pay the Company $1,480,000 related to amounts due the Company under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit for the benefit of AIG through December 31, 2002 which can be drawn against by AIG in the event that the ultimate profit sharing amount due the Company is less than the amount paid. It is anticipated that no amounts will be due AIG under this letter of credit.

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

     The effect of inflation has not been significant to the Company.

New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, which modifies the calculation of earnings per share ("EPS"). This Statement replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 is effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 will have no impact on the Company's results of operations, financial condition or liquidity.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 is effective for financial statements for periods beginning after December 15, 1997. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. FAS 131 will have no impact on the Company's results of operations, financial condition or liquidity.

     In March of 1998, The American Institute of Certified Public Accountants issued a Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use which includes:

                  Definition of computer software costs
                  Accounting for various stages of development
                  Accounting for internal and external costs
                  Need to assess impairment under SFAS 121
                  Amortization method and period to be utilized

     This SOP is effective for fiscal years beginning after December15, 1998 and restatement of previously incurred costs is not permitted

     The Company believes its current accounting policies are consistent with those prescribed by SOP 98-1 and does not believe the adoption of this SOP will have any impact on its results of operations, financial condition or liquidity.

Readiness For Year 2000

     The Company is subject to the Year 2000 computer program issue. That is, certain of the computer systems, software products or other business systems may not accept, input, store or output dates in the years 1999, 2000 and there after without error or interruption. If such a deficiency is not corrected, it is possible that some applications could fail or create erroneous results by or at the Year 2000.

     The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant.  Warrantech  has  formed a task  force to  identify  the extent of an effort to prepare its products and financial information and other computer-based systems for the Year 2000. The Company continues to evaluate the estimated costs associated with these efforts and expenses them as incurred. Based on available information, the Company believes, that it will be able to manage its Year 2000 transition without any material adverse impact on its results of operations, financial condition or liquidity.

Common European Currency

     On January 1, 1999, certain of the member nations of the European Economic and Monetary Union (EMU) will adopt a common currency, the Euro. Once the national currencies are phased out, the Euro will be the sole legal tender of each of these nations. During the transition period, commerce of these nations will be transacted in the Euro or in the currently existing national currency. The Company is aware of the issues with respect to the phase in and will consider its impact on WII as its business expands. Any costs associated with the adoption of the Euro will be expensed as incurred and the Company does not expect these to be material to its results of operations, financial condition or liquidity.

Item 8.   Financial Statements and Supplementary Data


                                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page No.

Report of Independent Accountants.........................................19

Consolidated Financial Statements:
         Balance Sheets as of March 31, 1998 and 1997.....................20

         Statements of Operations
         For the Years Ended March 31, 1998, 1997 and 1996................21

         Statements of Common Stockholders' Equity
         For the Years Ended March 31, 1998, 1997 and 1996................22

         Statements of Cash Flows
         For the Years Ended March 31, 1998, 1997 and 1996  ............. 23-24

Notes to Consolidated Financial Statements............................... 25-41

Consolidated Financial Statement Schedule
         Schedule VIII - Valuation and Qualifying Accounts................42

                                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Warrantech Corporation:


     We have audited the consolidated financial statements and the financial statement schedule of Warrantech Corporation and Subsidiaries (the "Company") listed in the accompanying index on page 18. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                   COOPERS & LYBRAND L.L.P.

Stamford, Connecticut
June 25, 1998


                        WARRANTECH CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                                                               LIABILITIES, PREFERRED STOCK
                                A S S E T S                                                    AND COMMON STOCKHOLDERS' EQUITY
                                                     March 31,                                                      March 31,
                                          -------------------------------                                   ------------------------
                                                1998             1997                                          1998         1997
                                         ----------------  --------------                                   -----------   ----------

Current assets:                                                           Current liabilities:
Cash and cash equivalents                    $24,062,052     $17,031,925  Current maturities of long-term    $2,371,662   $1,997,835
                                                                          debt and capital lease obligations
Investments in marketable securities             537,924         286,099  Insurance premiums payable         22,269,589   19,602,290
                                                                          Income taxes payable                1,850,999           -
Accounts receivable, (net of allowances of                                Accounts and commissions payable    7,698,948    5,261,867
 $1,223,173 and  $300,328, respectively)      27,878,335      23,290,035  Legal settlements payable             200,000    1,635,000
                                                                          Accrued expenses and other          6,011,572    4,132,113
                                                                          current liabilities              ------------  -----------
Other receivables, net                         2,197,405       3,874,451   Total current liabilities         40,402,770   32,629,105

Income tax receivable                           -                115,064
Prepaid expenses and other current assets      1,775,316       1,633,699  Deferred revenues                   6,987,541    5,019,190
                                          ---------------  --------------
   Total current assets                       56,451,032      46,231,273
                                         ----------------  -------------  Long-term debt and
                                                                           capital lease obligations          2,153,286    2,491,786

                                                                          Deferred rent payable                 608,736      702,233
                                                                                                           ------------  -----------

                                                                          Total Liabilities                  50,152,333   40,842,314
                                                                                                           ------------  -----------
                                                                          Commitments and contingencies
                                                                           (See Note 9)
Property and equipment net                   13,639,921      10,111,193

Other assets:
Excess of cost over fair value of                                         Stockholders' equity:
 assets acquired (net of                                                   Common stock - $.007 par value
 accumulated amortization of                                                authorized - 30,000,000
 $4,212,956 and $3,637,233, respectively)     3,945,577       3,651,400     issued  - 13,449,382 shares
                                                                            at March 31, 1998 and 13,261,636
Deferred income taxes                         3,085,311       2,009,941     shares at March 31, 1997             94,146       90,911
Investments in marketable securities          1,967,817       2,041,001    Additional paid-in capital        14,124,700   13,033,185
Restricted cash                                 800,000         800,000    Unrealized gain (loss) on
                                                                            investments, net of taxes             7,055      (1,563)
Split dollar life insurance policies          1,054,045         865,542    Accumulated translation
                                                                            adjustments                          78,553       16,544
                                                                           Retained earnings                 17,975,951   12,714,914
                                                                                                           ------------  -----------
Notes receivable                                654,068          42,076                                      32,280,405   25,853,991
Collateral security fund                        199,389         199,389   Less: Deferred compensation          (21,631)     (78,231)
Other assets                                    120,128         172,440   Treasury stock - at cost,
                                          -------------  --------------    100,000 shares at March 31,
     Total other assets                      11,826,335       9,781,789    1998 and March 31, 1997            (493,819)    (493,819)
                                         --------------  --------------                                    ------------  -----------

                                                                               Total
                                                                                 Stockholders' Equity        31,764,955   25,281,941
                                                                                                           ------------  -----------

                                                                                Total Liabilities
                                                                                 and Stockholders'
                    Total Assets            $81,917,288     $66,124,255          Equity                     $81,917,288  $66,124,255
                                         ==============   =============                                   =============  ===========

See accompanying notes to consolidated financial statements.

                                       WARRANTECH CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    For the Years Ended March 31,
                                                                     ------                  -----

                                                 --------------------    --------------------   --------------------
                                                          1998                    1997                   1996
                                                  --------------------    --------------------   --------------------
Gross revenues                                           $201,724,332            $161,044,135           $110,246,219
Revenues deferred to future periods                       (2,798,417)             (1,852,237)            (1,553,853)
Deferred revenues earned                                      812,619                 470,966                388,358
                                                  --------------------    --------------------   --------------------
Net revenues                                              199,738,534             159,662,864            109,080,724

Costs and expenses:
   Direct costs                                           137,789,893             112,161,400             74,013,324
   Service, selling, and general and administrative        49,504,178              36,320,524             27,362,214
   Provision for bad debt expense                             910,675                 733,119                363,179
   Depreciation and amortization                            3,758,213               2,619,981              1,700,285
                                                  --------------------    --------------------   --------------------
Total costs and expenses                                  191,962,959             151,835,024            103,439,002
                                                  --------------------    --------------------   --------------------

Income from operations                                      7,775,575               7,827,840              5,641,722
                                                  --------------------    --------------------   --------------------

Legal settlements                                           -                     (2,274,170)              -
Gain on sale of equity joint venture                        -                       1,876,480              -
Equity in operations of joint venture                       -                       -                      (957,748)
Other income(expense)                                         819,732                 324,585              (651,620)
                                                  --------------------    --------------------   --------------------

Income before provision for income taxes                    8,595,307               7,754,735              4,032,354
Provision for income taxes                                  3,334,270               2,960,020              1,637,492
                                                  --------------------    --------------------   --------------------

Net income                                                 $5,261,037              $4,794,715             $2,394,862
                                                  ====================    ====================   ====================

Earnings per share:
Basic                                                           $0.40                   $0.37                  $0.18
                                                  ====================    ====================   ====================
Diluted                                                         $0.34                   $0.31                  $0.15
                                                  ====================    ====================   ====================

Weighted average number of shares outstanding:
Basic                                                      13,259,964              13,054,611             12,988,547
                                                  ====================    ====================   ====================
Diluted                                                    15,617,350              15,394,869             16,465,833
                                                  ====================    ====================   ====================



                                WARRANTECH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS EQUITY

                                                                                     Unrealized
                                                                      Additional       Loss on      Accumulated
                                              Common     Stock         Paid-In       Investments,   Translation       Retained
                                       ----------------------------    Capital           Net        Adjustments       Earnings
                                           Shares        Par Value
Balance at March 31, 1995                 13,045,302       $89,117    $12,097,507       ($42,370)    $      -         $5,472,039
Issuance of common stock through
Exercise of common stock options              25,000           175         62,325
Issuance of common stock                      11,879            83         52,809
Change in unrealized loss on investments,                                                  27,339
 net of  taxes of $18,301
Translation adjustments                                                                                 (10,520)
Amortization of deferred compensation
Purchase of treasury shares
Issuance of treasury shares
Imputed interest on preferred stock                                                                                     (23,569)
Net income                                                                                                             2,394,862
                                       --------------   ----------- --------------  -------------- --------------  --------------
Balance at March 31, 1996                 13,082,181        89,375     12,212,641        (15,031)       (10,520)       7,843,332
Issuance of common stock through
Exercise of common stock options             175,251         1,227        709,653
Issuance of common stock                       4,204           309        110,891
Change in unrealized loss on investments,                                                  13,468
net of taxes of $7,983
Translation adjustments                                                                                   27,064
Amortization of deferred compensation
Purchase of treasury shares
Imputed interest on preferred stock                                                                                       76,867
Net income                                                                                                             4,794,715
                                       --------------   ----------- --------------  -------------- --------------  --------------
Balance at March 31, 1997                 13,261,636        90,911     13,033,185         (1,563)         16,544      12,714,914
Issuance of common stock through
Exercise of common stock options             142,262           996        697,355
Issuance of common stock                      45,484         2,239        394,160
Change in unrealized loss on investments,                                                   8,618
net of taxes  of  $5,853
Translation adjustments                                                                                   62,009
Amortization of deferred compensation

Net income                                                                                                             5,261,037
                                       --------------   ----------- --------------  -------------- --------------  --------------
Balance at March 31, 1998                 13,449,382       $94,146    $14,124,700          $7,055        $78,553     $17,975,951
                                       ==============   =========== ==============  ============== ==============  ==============

                                                                                      Total Common
                                        Deferred            Treasury Stock            Stockholders
                                        Compensation     -------------------------    Equity
                                                            Shares       Amount
Balance at March 31, 1995                    ($23,438)     (41,000)    ($149,092)    $17,443,763
Issuance of common stock through
Exercise of common stock options                                                          62,500
Issuance of common stock                      (42,142)                                    10,750
Change in unrealized loss on investments,                                                 27,339
 net of  taxes of $18,301
Translation adjustments                                                                  (10,520)
Amortization of deferred compensation          12,344                                     12,344
Purchase of treasury shares                                (56,000)     (260,538)       (260,538)
Issuance of treasury shares                   (16,880)       4,000        16,880              -
Imputed interest on preferred stock                                                      (23,569)
Net income                                                                             2,394,862
                                         --------------  ----------- ------------- --------------
Balance at March 31, 1996                     (70,116)     (93,000)     (392,750)     19,656,931
Issuance of common stock through
Exercise of common stock options                                                         710,880
Issuance of common stock                      (47,197)                                    64,003
Change in unrealized loss on investments,                                                 13,468
net of taxes of $7,983
Translation adjustments                                                                   27,064
Amortization of deferred compensation          39,082                                     39,082
Purchase of treasury shares                                 (7,000)     (101,069)       (101,069)
Imputed interest on preferred stock                                                       76,867
Net income                                                                             4,794,715
                                         --------------  ----------- ------------- --------------
Balance at March 31, 1997                     (78,231)    (100,000)     (493,819)     25,281,941
Issuance of common stock through
Exercise of common stock options                                                         698,351
Issuance of common stock                                                                 396,399
Change in unrealized loss on investments,                                                  8,618
net of taxes  of  $5,853
Translation adjustments                                                                   62,009
Amortization of deferred compensation          56,600                                     56,600

Net income                                                                             5,261,037
                                         --------------  ----------- ------------- --------------
Balance at March 31, 1998                    ($21,631)    (100,000)    ($493,819)    $31,764,955
                                         ==============  =========== ============= ==============

See accompanying notes to consolidated financial statements.

                                      WARRANTECH CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended March 31,
                                                            ---------------------------------------------------------------------
                                                                   1998                     1997                     1996
                                                            -------------------      -------------------      -------------------
Cash flows from operating activities:
  Net income                                                        $5,261,037               $4,794,715               $2,394,862
                                                            -------------------      -------------------      -------------------
  Adjustments  to  reconcile  net  income  to net cash
   provided  by  (used  in) operating activities:
     Depreciation and amortization                                   3,758,213                2,619,981                1,712,431
     Provision for bad debt                                            910,675                  733,119                  363,179
     Deferred revenues                                               1,985,798                1,381,271                1,165,495
     Deferred income taxes                                         (1,073,680)                   21,805              (1,002,452)
     Gain on sale of investment in joint venture                     -                      (1,876,480)                -
     Loss from equity joint venture                                  -                        -                          957,748
     Other                                                              81,900                 (79,049)                   16,028
     Increase (decrease) in cash  flows as a result
      of changes in asset and liability balances:
        Accounts receivable                                        (5,511,145)              (7,862,945)              (3,813,267)
        Other receivables                                            1,677,046                4,736,468                    5,090
        Income tax receivable                                          115,064                (115,064)                -
        Prepaid expenses and other current assets                    (141,617)                (644,763)                   97,536
        Split dollar life insurance policies                         (188,503)                (181,649)                   14,445
        Other assets                                                    52,312                   24,431                  681,981
        Insurance premiums payable                                   2,667,299                3,355,043                7,016,870
        Income taxes payable                                         1,850,999              (1,795,018)                  784,140
        Accounts and commissions payable                             2,437,081                  452,340                2,102,284
        Legal settlements payable                                  (1,435,000)                1,635,000                -
        Accrued expenses and other current liabilities               1,879,459                2,409,568                 (18,002)
        Deferred rent payable                                         (93,497)                  167,613                   94,375
                                                            -------------------      -------------------      -------------------
  Total adjustments                                                  8,972,404                4,981,671               10,177,881
                                                            -------------------      -------------------      -------------------
Net cash provided by operating activities                           14,233,441                9,776,386               12,572,743
                                                            -------------------      -------------------      -------------------
Cash flows from investing activities:
  Property and equipment purchased                                 (4,609,623)              (3,379,104)              (3,489,974)
  Net cash paid for acquired business                                (888,541)                -                        (735,984)
  Purchase of marketable securities                                  (360,324)              (1,313,356)                (948,602)
  Proceeds from sales of Marketable securities                         184,225                1,055,934                1,730,612
  Investment in and advances to joint venture                        -                        -                           37,499
                                                            -------------------      -------------------      -------------------
Net cash used in investing activities                             ($5,674,263)             ($3,636,526)             ($3,406,449)
                                                            -------------------      -------------------      -------------------


See accompanying notes to consolidated financial statements.


                                      WARRANTECH CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Continued


                                                                   1998                     1997                     1996
                                                            -------------------      -------------------      -------------------
Cash flows from financing activities:
    (Increase) decrease in notes receivable                         ($611,992)                  $45,684                 $202,365
    Proceeds from exercise of common stock options                   1,094,750                  822,080                   62,500
    Purchase treasury stock                                                -                  (101,069)                (243,658)
    Repayments, notes and capital leases                           (2,011,809)              (1,734,117)                (367,375)
                                                            -------------------      -------------------      -------------------
    Net cash (used in) financing activities                        (1,529,051)                (967,422)                (346,168)
                                                            -------------------      -------------------      -------------------

Net increase in cash and cash equivalents                            7,030,127                5,172,438                8,820,126

Cash and cash equivalents at beginning of year                      17,031,925               11,859,487                3,039,361
                                                            -------------------      -------------------      -------------------

Cash and cash equivalents at end of year                           $24,062,052              $17,031,925              $11,859,487
                                                            -------------------      -------------------      -------------------

Supplemental Cash Flow Information:

Cash payments for:
   Interest                                                           $378,812                 $410,109                 $127,616
                                                            -------------------      -------------------      -------------------
   Income taxes                                                     $2,426,098               $4,879,377               $1,644,950
                                                            -------------------      -------------------      -------------------

Non-Cash Investing and financing activities:
    Purchase of preferred stock                                      -                       $6,420,363                -
    Note issued in connection with purchase of preferred stock       -                        2,395,960                -
    Property and equipment financed through capital leases     $     2,047,136          $     1,989,136          $     1,640,060





See accompanying notes to consolidated financial statements.


                WARRANTECH CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


          Nature of Business - Warrantech Corporation ("Warrantech" or the "Company"), through its wholly-owned subsidiaries, Warrantech
          Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc., markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, recreational vehicles, automotive components, homes, home appliances, home entertainment products, computers and peripherals, office and communication equipment and operates call center services and technical computer services in the United States, Puerto Rico, Mexico, Canada, Caribbean, Central and
          South America and the United Kingdom. Additionally, third-party administrative services pertaining primarily to extended service contracts and limited warranties are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The actual repair service under such extended service contracts and limited warranties is provided by third party repair facilities and the cost of such repair services is borne by the insurance companies. The predominant terms of the contracts and manufacturers' warranties range from twelve (12) to eighty-four (84) months.

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

          Amounts representing the Company's percentage interest in the underlying net assets of less than majority-owned companies, in which a significant equity ownership interest is held, were included in Investment in and advances to joint venture. The Company's share of the results of operations of these companies is included in the Consolidated Statement of Operations caption Equity in operations of joint venture.

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

          Direct Costs - Direct costs, which consists primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts. The Company does not generate revenue or incur costs from separately priced extended warranty or product maintenance contracts.


          Profit Sharing Arrangement - Pursuant to agreements with its insurers, the Company is eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined based upon the residual value of the premiums set aside by the insurer to pay losses (the "Loss Fund"). The residual value is comprised of underwriting profits and investment income earned on the monies in the Loss Fund. Subsequent adjustments to original estimates are solely changes in estimates based upon current information, affording the Company better determination of ultimate profit sharing revenues and are reflected in income when known. The Company, in the fourth quarter of fiscal 1996, renegotiated these agreements. The principal effect of these modifications was to change the nature of profit sharing to more long-term and eliminate interim payments. As a result of the renegotiation and a significant number of new products covered and new coverages provided by the extended service contracts and limited warranties administered by the Company, sufficient historical data to reliably estimate the amount of profit sharing revenues earned in fiscal 1998 and 1997 was not available. Accordingly, the Company did not record any profit sharing amounts in fiscal 1998 or 1997.

          Provision for Bad Debts Expense - The Company has a policy to establish an allowance for doubtful accounts when receivables are determined to be uncollectible.

          Earnings Per Share -The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share, which modifies the calculation of earnings per share ("EPS"). This Statement replaces the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

          Cash and Cash Equivalents - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no other cash equivalents at March 31, 1998 and 1997.

          The Company had on deposit $22,245,565 and $16,028,940 of cash in excess of federally secured limits as of March 31, 1998 and 1997, respectively.

          Investments in Marketable Securities -. All investments in marketable securities have been classified as available-for-sale and are carried at fair value with changes in unrealized gains and losses being reflected as a separate component of Common Stockholders' Equity, net of tax.

          Property and Equipment - Property and equipment are stated at cost. Depreciation is provided using a straight-line method over the estimated useful lives of the assets ranging between 3 and 7 years.

          Excess of Cost Over Fair Value of Assets Acquired - The excess of cost over fair value of the assets acquired is a result of the purchases of Dealer Based Services, Inc. in 1989 , Home Guarantee Corporation, PLC in July 1995, and certain assets of Distributors & Dealers Service Co., Inc. in October 1997 and is being amortized on a straight-line basis over 15, 10 and 4.5 years, respectively. Amortization expense charged to operations for the years ended March 31, 1998, 1997 and 1996 amounted to $594,364, $467,144 and $458,728, respectively.

          Stock Based Compensation - Certain operating officers have been issued shares of the Company's common stock as part of their compensation under their employment agreements. Such compensation is to be earned by the officers and charged to operations over five years, the term of the employment agreements. In addition, certain employees have been issued restricted shares of the Company's common stock as compensation. Such compensation is amortized over the restriction period which is generally two years. Certain non-employees have been issued options to purchase stock in lieu of compensation. The intrinsic value of these options at the time of grant has been charged to expense.

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

          Foreign Currency Translation -Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 Foreign Currency Translation. The functional currency for the Company's United Kingdom operations is the British pound. Transaction gains and losses are reflected in operations, while translation gains and losses are reflected as a separate component of equity.

          Capital Structure - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting No. 129 Disclosure of Information About Capital Structure ("FAS 129"). FAS 129 is effective for financial statements for periods ending after December 15, 1997. This Statement requires disclosure about an entity's capital structure including a brief discussion of rights and privileges for securities outstanding, dividend and liquidation preferences, participation rights, exercise prices or rates and pertinent dates, significant terms of contracts to issue additional shares and other similar items. The Company believes that its current disclosures are in compliance with FAS 129.

          In addition to common stock, the Company has convertible exchangeable preferred stock with par value of $.0007. As of March 31, 1998 and 1997, 15,000,000 shares were authorized and no shares were issued or outstanding.

          New Accounting Pronouncements - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 is effective for fiscal years beginning after December 15, 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 will have no impact on the Company's results of operations, financial condition or liquidity.

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131").

          FAS 131 is effective for financial statements for periods beginning after December 15, 1997. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. FAS 131 will have no impact on the Company's results of operations, financial condition or liquidity.

          In March of 1998, The American Institute of Certified Public Accountants issued a Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use which includes:

                  Definition of computer software costs
                  Accounting for various stages of development
                  Accounting for internal and external costs
                  Need to assess impairment under SFAS 121
                  Amortization method and period to be utilized

          This SOP is effective for fiscal years beginning after December 15, 1998 and restatement of previously incurred costs is not permitted

          The Company believes its current accounting policies are consistent with those prescribed by SOP 98-1 and does not believe the adoption of this SOP will have any impact on its results of operations, financial condition or liquidity.

          Reclassification - Certain amounts from the prior years have been reclassified to conform with the current year's presentation.

2.      RESTRICTED CASH

     At March 31, 1998 and 1997 cash in the amount of $800,000 is on deposit with a Florida regulatory agency to comply with its state insurance laws.

3.      INVESTMENTS IN MARKETABLE SECURITIES

     At March 31, 1998, investments in marketable securities are comprised of the following:

                       Amortized               Gross Unrealized              Aggregate Fair             Carrying Amount

                          Cost           Gains            (Losses)                  Value            Short Term         Long Term

Municipal Bonds       $2,156,472       $13,919             $(1,816)               $2,168,575         $  200,758         $1,967,817
Money Market             337,166          -                   -                      337,166            337,166              -
                   --------------- -----------------   ------------------    ------------------    ------------------ -------------
Total Investment
 in Marketable
  Securities          $2,493,638       $13,919             $(1,816)               $2,505,741           $537,924         $1,967,817
                   =============== ==================  ==================    =================     ==================  ============


        At March 31, 1997, investments in marketable securities are comprised of the following:

                         Amortized               Gross Unrealized             Aggregate Fair               Carrying Amount

                           Cost               Gains             (Losses)             Value             Short Term       Long Term

Municipal Bonds       $2,057,133            $1,787            $(17,919)         $2,041,001           $     -           $2,041,001
Common Stock             272,335            13,764                -                286,099             286,099              -
                  ----------------    -------------------    ----------------   ----------------    ---------------- -------------
Total Investment
 in Marketable
  Securities          $2,329,468           $15,551            $(17,919)         $2,327,100            $286,099         $2,041,001

     All of the above investments are considered "available for sale". The resultant differences between amortized cost and fair value, net of taxes, have been reflected as a separate component of Common Stockholders' Equity.

     The amortized cost and estimated fair value of marketable securities, by contractual maturity date, are listed below. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations with or without penalties.



                                            Amortized              Aggregate
                                               Cost                Fair Value
                                       -------------------     ----------------
Investments available for sale:
    Due in one year or less                   $  200,950        $   200,758
    Due after one year through five years       -                       -
    Due after five years through ten years     1,955,522          1,967,817
    Due after ten years                         -                       -
    Money Market                                 337,166            337,166
                                       -------------------    ------------------
                                              $2,493,638          $2,505,741
                                       ===================    ==================

4.  OTHER RECEIVABLES, NET

     The nature and amounts of other receivables, net as of March 31, 1998 and 1997 is as follows:

                                              March 31,
                               ---------------------------------------------
                                      1998                       1997
                               -------------------    ----------------------
Due from Insurance companies     $  1,540,895                   $  3,150,554
Profit sharing                         -                             106,008
Employee/Agent Advances               305,945                        422,868
Other                                 350,565                        195,021
                               -------------------   -----------------------
                                  $ 2,197,405                   $  3,874,451
                               ===================    ======================

5.      PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                                                March 31,
                                                                  1998                        1997
                                                         -----------------------     -----------------------
Automobiles                                                           $ 304,693                    $ 65,273
Equipment, furniture and fixtures                                     7,618,978                   5,759,459
Leasehold improvements                                                  978,557                     854,466
Construction in progress                                                    -                       986,328
Software development costs                                            7,604,440                   4,237,233
                                                         -----------------------     -----------------------
                                                                     16,506,668                  11,902,759
Less:  Accumulated depreciation
  and amortization                                                    6,792,809                   4,852,951
                                                         -----------------------     -----------------------
                                                                      9,713,859                   7,049,808
                                                         -----------------------     -----------------------
Assets under capital leases:
  Cost                                                                7,408,056                   5,355,206
  Less:  Accumulated amortization                                     3,481,994                   2,293,821
                                                         -----------------------     -----------------------
                                                                      3,926,062                   3,061,385
                                                         -----------------------     -----------------------

Total Property and Equipment, net                                  $ 13,639,921                $ 10,111,193
                                                         =======================     =======================

     Amortization expense on assets under capital leases for the years ended March 31, 1998, 1997 and 1996 was $1,188,173, $764,263, and $334,866,
     respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 1998, 1997 and 1996 was $1,939,858, $1,361,559, and $911,112, respectively.

     The Company capitalized $2,380,879 and $1,209,395 for the fiscal years ended March 31, 1998 and 1997, respectively, of costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its proprietary relational database and interactive operating software. The Company is amortizing the cost of this software over its estimated useful life not to exceed five years.

6.      COLLATERAL SECURITY FUND

     At March 31, 1998 and 1997, a former insurance carrier of the Company, is holding $199,389 in escrow accounts as collateral for the performance of the administrative runoff of outstanding contracts. Such amounts are returnable to the Company when the contracts expire under this policy.

7.      SPLIT DOLLAR LIFE INSURANCE POLICIES

     As of March 31, 1998 and 1997, the Company made payments on split dollar insurance policies on the lives of ten and six officers of the Company, respectively. The cash surrender value of these policies is $1,054,045 and $865,542, as of March 31, 1998 and 1997 respectively. The Company will receive a refund of all split-dollar premiums advanced. The Company is the beneficiary of any proceeds of the policies up to the amount of premiums paid.

8.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
    Long-term debt and capital lease obligations consists of the following:

                                                                               March 31,
                                                                    ---------------------------------------------

                                                                             1998                     1997
Capital lease obligations - for property and
   equipment  payable monthly with interest
   rates ranging from 6.9% to 15.3% through 2002                               $3,563,988              $2,913,661
Installment note - AIG, effective interest rate of 8.25%                          960,960               1,575,960
                                                                    ----------------------    --------------------
                                                                                4,524,948               4,489,621
Less: Current maturities                                                        2,371,662               1,997,835
                                                                    ----------------------    --------------------


Long-term portion                                                              $2,153,286              $2,491,786
                                                                    ======================    ====================

    The aggregate amounts of maturities at March 31, 1998 were as follows:

Fiscal Year                             Installment Note                 Minimum Future
                                                                         Lease Payments
1998                                                $960,960                $ 1,908,240
1999                                                -                         1,357,770
2000                                                -                           739,210
2001                                                -                           162,686
2002                                                -                           -
Thereafter                                          -                           -
                                      -----------------------------    ------------------------------
                                                     960,960                  4,167,906
Less amount representing
  interest                                          -                           603,918
                                      -----------------------------    ------------------------------
Net                                                 $960,960                 $3,563,988
                                      =============================    ==============================


         The capital lease obligations are collateralized by the property and equipment related to the underlying leases.

9.      INCOME TAXES

     A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                                      March    31,
-----------------------------------------------------------------------------------------------------------------
                                            1998                   1997                    1996
-----------------------------------------------------------------------------------------------------------------

Federal statutory rate           $ 2,922,404     34.0%    $ 2,636,610     34.0%     $ 1,411,324     35.0%
State and local  income
  taxes net of federal tax
  benefit                            206,503      2.4         156,092      2.0          123,728      3.0
Amortization of excess cost
  over net assets acquired           202,084      2.4         158,829      2.0          155,967      3.9

Other                                  3,279       -            8,489       .2          (53,527)    (1.3)
                               --------------   ------   -------------   ------    -------------   ------

Provision for income taxes       $ 3,334,270     38.8%    $ 2,960,020     38.2%      $1,637,492     40.6%
                               ==============   ======   =============   ======    =============   ======

The components of tax expense are as follows:

For the Year Ended 3/31/98:

                                   Current                 Deferred                 Provision
                             -------------------    ----------------------     --------------------

Federal                           $ 4,094,150             $ (1,224,787)             $ 2,869,363
State                                 313,800                   15,459                  329,259
Foreign                                                        135,648                  135,648
                             -------------------    ----------------------     --------------------
Total                             $ 4,407,950             $ (1,073,680)             $ 3,334,270
                             ===================    ======================     ====================


         For the Year Ended 3/31/97:

                                   Current                 Deferred                 Provision
                             -------------------    ----------------------     --------------------

Federal                           $ 2,701,712               $  72,627               $ 2,774,339
State                                 236,503                 172,405                   408,908
Foreign                                    -                 (223,227)                 (223,227)
                             -------------------    ----------------------     --------------------

Total                             $ 2,938,215                $ 21,805               $ 2,960,020
                             ===================    ======================     ====================


        For the Year Ended 3/31/96:

                                   Current                  Deferred                 Provision
                              -------------------    ----------------------    ---------------------

Federal                           $ 2,516,216           $    (550,246)             $  1,965,970
State                                 123,728                ( 40,220)                   83,508
Foreign                                       -              (411,986)                 (411,986)
                             --------------------    ----------------------    ---------------------

Total                             $ 2,639,944          $  (1,002,452)              $  1,637,492
                             ====================    ======================    =====================



     Deferred income tax assets and liabilities reflect the impact of temporary differences between values recorded as assets and liabilities for financial reporting purposes and values utilized for remeasurement in accordance with tax laws. The components of the net deferred tax asset are as follows:

                                                        March 31,
                                                1998                1997
                                          -----------------   -----------------
Deferred Tax Assets:
     Deferred revenue                        $2,478,977          $1,819,694
     Deferred rent                              215,652             226,855
     Provision for doubtful accounts            431,869             109,453
     Reserve for customer refunds                70,050              41,105
     Unrealized loss on securities                1,363                 211
     Foreign loss benefit                       466,457             635,213
     Excess of Book over tax depreciation        63,414            -
     Other                                       75,104              51,124
                                          ----------------   -----------------
          Total assets                        3,802,886           2,883,655

Deferred Tax Liabilities:
  Excess of tax over book depreciation         -                     11,577
  Section 174 expense                           717,575             862,137
                                         -----------------   -----------------
          Total liabilities                     717,575             873,714

     Net deferred tax asset                  $3,085,311          $2,009,941
                                        =================   =================



     Management believes that it is more likely than not that the net deferred tax asset will be realized and therefore no valuation allowance is considered necessary. Management expects to realize the foreign loss benefit, which has an indefinite carryforward period, against future foreign income. Section 174 expense represents research and experimental expenses related to the development of a proprietary relational database and interactive software.

10.     COMMITMENTS AND CONTINGENCIES

          Operating Lease Commitments - The Company leases office and warehouse space under noncancellable operating leases. These leases include scheduled rent increases over their respective terms. In some cases, the accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense charged to operations for the years ended March 31, 1998, 1997 and 1996 was $2,187,174, $1,907,694, and $1,371,446, respectively.

Future minimum lease commitments as at March 31, 1998 are as follows:

1999                                                      $1,812,712
2000                                                       1,814,864
2001                                                       1,719,024
2002                                                       1,659,250
2003                                                       1,669,877
2004 and Thereafter                                        2,095,153
                                                    -----------------
                                                         $10,770,880
                                                    =================

          Employment Contracts - Employment contracts exist between the Company and its officers and certain key employees which provide for annual base compensation of $2,775,258. Certain agreements call for (i) annual increases (ii) cost of living increases, and (iii) additional compensation, but only if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and/or Company common stock.

          Profit Sharing Arrangement - For the fiscal year ended March 31, 1996 the Company charged expense for profit sharing in the amount ($865,000). Such amount is included in the financial statements in other income(expense).

          The Company has not accrued for or expensed any profit sharing for the fiscal years ended March 31, 1998 and 1997.

          Bank Line of Credit - The Company has a revolving credit agreement with a bank which provides for a maximum aggregate borrowing up to $10,000,000 with interest at the bank's prime rate or LIBOR plus 2%. As of March 31, 1998 the Company had no outstanding borrowings under this agreement.

Litigation -

     (i)  The  Oak  Agency,   Inc.  and  The  Oak   Financial   Services,   Inc.
          (collectively, "Oak") v. Warrantech Dealer Based Services, Inc. ("WDBS").

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

     (ii) Intercontinental   Brokerage,   Incorporated   ("IBI")  v.  Warrantech
          Consumer   Product   Services,   Inc.   and   Warrantech   Corporation
          (collectively, "Warrantech").

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

          Both parties are actively engaged in the discovery process and the first depositions have been noticed. No trial date has been set at this time. Warrantech denies all allegations and is pursuing all of the legal rights and remedies available to it. The Company believes that any outcome should not have a material adverse impact on its results of operations, financial condition or liquidity.

11.     STOCK OPTION PLAN

At March 31, 1998, Warrantech has one stock option plan, which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan, except for stock options granted to non-employees. The compensation cost that has been charged against income for non-employees awarded stock options, was $92,400 for fiscal 1998, $64,000 for fiscal 1997 and none for fiscal year 1996. If Warrantech had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                                              Twelve Months Ended March 31,
                                                   ---------------------------------------------------------------------------
                                                           1998                      1997                       1996
                                                   --------------------     -----------------------    -----------------------
Net Income As Reported                               $   5,261,037             $  4,794,715               $  2,394,862
Pro Forma net income                                     4,921,485                4,424,684                  2,384 386

Basic Earnings Per Share As Reported                          .40                           .37                       .18
Basic Pro Forma EPS                                           .37                           .34                       .18


The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996: expected dividends of 0%; expected volatility of 50%; a risk free interest rate of 6.5%; and expected life of 5 years.

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

The Company's Board of Directors approved the issuance of options to a non-employee in lieu of compensation for the purchase of 60,000 shares of common stock at an exercise price of $5.00. Half of the options were exercisable upon issuance and the remaining half exercisable one year later. The term of the options is two years from the date exercisable.

Presented below is a summary of the status of the stock options held by Warrantech's employees, and the related transactions for the twelve months ended March 31, 1998, 1997 and 1996.

                                                                                        March 31,
                                              -------------------------------------------------------------------------------------
                                                            1998                           1997                           1996
                                              -------------------------------------------------------------------------------------

                                                          Weighted                        Weighted                       Weighted
                                                           Average                        Average                        Average
                                                           Exercise                       Exercise                       Exercise
                                          Shares           Price          Shares          Price           Shares         Price
                                        -------------------------------------------------------------------------------------------
Options outstanding at beginning of year  3,484,553          $3.06      3,218,024            $2.88      3,233,500          $2.87
Granted                                      92,147           7.27        369,129             5.06          9,524           5.25
Canceled                                   (138,904)         (5.40)        (7,600)           (6.70)       -                  -
Exercised                                  (142,262)         (4.91)       (95,000)           (4.44)       (25,000)         (2.50)
Forfeited                                       -                -             -                -             -               -
                                        -------------------------------------------------------------------------------------------
Options outstanding at end of year        3,295,534          $3.00      3,484,553            $3.06      3,218,024          $2.88
                                        ===========================================================================================

                                        -------------------------------------------------------------------------------------------
Options exerciseable at end of year       3,132,374          $2.84      3,193,024            $2.89      3,218,024          $2.89
                                        ===========================================================================================


     The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the twelve months ended March 31, 1998, March 31, 1997 and March 31, 1996 is $3.08, $2.08 and $2.31 respectively.

         The Company recognized costs of $56,599, $39,082 and $12,344 for the years ended March 31, 1998, 1997 and 1996, respectively, for stock-based compensation to employees..

         The following table summarizes the status of Warrantech's stock options outstanding and exercisable at March 31,1998.

                                                               Stock Options                          Stock Options
                                                                Outstanding                            Exercisiable
                                              -------------------------------------------------------------------------------


                                                    Weighted       Weighted                        Weighted
                                                    Average        Average                         Average
                                                   Remaining       Exercise                        Exercise
Range Of Exercise Prices                            Shares       Life(Yrs)        Price           Shares           Price
                                              -------------------------------------------------------------------------------
$  1.63 to $4.56                                  3,123,328            2.6          $2.81        3,047,374          $2.77
$  5.00 to $6.38                                    139,762            2.8           5.25           85,000           5.40
$9.87 To $11.75                                      32,444            4.7          11.46             -               -
                                              -------------------------------------------------------------------------------
Total                                             3,295,534            2.6          $3.00        3,132,374          $2.84
                                              ===============================================================================


                                  37

12.     OTHER INCOME(EXPENSE)

         Other income(expense) is comprised of the following:


                                                                                March 31,


                                                       ------------------        ---------------           ----------
                                                               1998                   1997                   1996
                                                       ------------------        ---------------           ----------

                                                       ------------------        ---------------           ----------
Interest and dividend income                                $1,120,701              $722,560               $622,873
Interest expense                                              (378,812)             (433,990)              (182,523)
Profit sharing                                                  -                      -                   (865,000)
Write-off note receivable                                       -                      -                   (222,845)
Miscellaneous                                                   77,843                36,015                 (4,125)
                                                       ------------------        ---------------           -----------

                                                              $819,732              $324,585              $(651,620)
                                                       ==================        ===============           ===========


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

          14.      ACQUISITION

          In July of 1995, Warrantech International, Inc., acquired Home Guarantee Corporation Plc (subsequently renamed Warrantech Europe Plc.) a British Company, which markets home warranty products, as well as, other warranty products similar to those marketed by the Company in the United States. The acquisition was accounted for as a purchase and the resultant goodwill amounting to $695,800 is being amortized over a 10 year period. In October 1997, the Company acquired certain assets of Distributors & Dealers Service Co., Inc. for $888,541 and the resulting goodwill is being amortized over 4.5 years.

          15.      SIGNIFICANT CUSTOMERS

          The Company has one significant customer, CompUSA, that accounted for approximately 24% and 23% of consolidated gross revenues for the years ended March 31, 1998 and 1997. The Company had two significant customers, CompUSA and Tops, that accounted for approximately 19% of consolidated gross revenues for the year ended March 31, 1996.

          16.      RELATED PARTY TRANSACTIONS

          During the years ended March 31, 1997 and 1996 the Company recognized net insurance expense of $43,559,423 and $27,774,163, respectively for insurance coverage provided by AIG for certain service contract programs. At March 31, 1997 and 1996 the company had an insurance premium payable to AIG for $5,172,790 and $5,982,086, respectively. The Company had a receivable for accrued profit sharing from AIG of $1,480,000 at March 31, 1996.

          17.      EARNINGS PER SHARE

          The computation of earnings per share at March 31, 1998,1997 and 1996 was as follows:

                                                    For the Years Ended March 31,
                                                -------------------------------------    ----------------
                                                      1998                1997                 1996
                                                ----------------    -----------------    ----------------
Numerator:
   Net income applicable to common stock         $  5,261,037        $   4,794,715       $   2,394,862
                                                ================    =================    ================

Denominator
    Average outstanding shares  used in the
    computation of per share earnings:
      Common Stock issued-Basic shares             13,259,964           13,054,611          12,988,547
      Stock Options (treasury method)               2,357,386            2,340,258           3,477,286
                                                ----------------    -----------------    ----------------
      Diluted shares                               15,617,350           15,394,869          16,465,833
                                                ================    =================    ================

Earnings Per Common Share:
   Basic                                              $.40                $.37                 $.18
                                                ================    =================    ================
   Diluted                                            $.34                $.31                 $.15
                                                ================    =================    ================

          18.    Quarterly Financial Data (Unaudited)

          The following fiscal 1998 and 1997 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 1997 and 1996 and March 31, 1998 and 1997 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.



                               Quarter Ended             Quarter Ended             Quarter Ended             Quarter Ended
                                June 30,                  September 30,             December 31,              March 31,
                               1997         1996         1997         1996         1997         1996         1998         1997


Net revenues              $52,917,871  $35,632,324  $49,790,199  $38,409,126  $52,596,230  $41,795,061  $44,434,234  $43,826,353

Income from                 1,932,055    1,577,186    2,375,079    1,900,562    1,392,368    3,134,489    2,076,073    1,215,603
    operations

Income (loss)
 before provision for
 income taxes               2,129,434    3,466,445    2,573,611    1,932,842    1,646,223    3,001,979    2,246,039(1)  (646,531)(2)


Net income (loss)          $1,327,204   $2,119,235   $1,569,680   $1,315,080   $1,012,324   $1,832,053   $1,351,829    ($471,653)

Earnings (loss) per Share

Basic                           $0.10        $0.16        $0.12        $0.10        $0.08        $0.14       $0.10        ($0.04)
Diluted                         $0.08        $0.15        $0.10        $0.09        $0.06        $0.12       $0.09        ($0.04)





     (1) Direct costs were reduced by approximately $5.3 million in the fourth quarter of fiscal 1998 to recognize the over remittance of insurance premiums in prior periods.

     (2) As a result of the culmination of litigation, the Company recorded a charge for legal settlements of $1,700,000 plus legal expenses, in the fourth quarter of fiscal 1997.


               WARRANTECH   CORPORATION  AND  SUBSIDIARIES  FINANCIAL
                                   STATEMENT  SCHEDULE
                    SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
-----------------------------------------------------------------------------------------------------------------------------------
              Column                            Column                      Column                       Column          Column
                A                                 B                           C                            D              E
-----------------------------------------------------------------------------------------------------------------------------------
                                             Balance at                    Additions                   Deductions-     Balance at
                                                                   -------------------------------------------
Description                                  Beginning     Charged to Costs  Charged to Other                            End of
                                             of Year       and Expense (a)   Accounts-Describe        Describe (b)        Year
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 1998 Allowance
          for doubtful accounts:
              Trade A/R                      $300,328        $1,085,675            -                   $162,830     $1,223,173
              Other A/R                       -               -                    -                   -               -
              Profit Sharing                  -               -                    -                   -               -

Year Ended March 31, 1997 Allowance
          for doubtful accounts:
              Trade A/R                       450,092            28,000            -                    177,764        300,328
              Other A/R                       242,112         -                    -                    242,112       -
              Profit Sharing                1,720,000         -                    -                  1,720,000       -

Year Ended March 31, 1996 Allowance
          for doubtful accounts:
             Trade A/R                        126,115           363,179            -                     39,202        450,092
             Other A/R                        -                 242,112            -                   -               242,112
             Profit Sharing                   870,000           850,000            -                   -             1,720,000


(a) Bad debt expense charged directly to operations pertaining to accounts receivable was $705,119 for the year ended March 31, 1997.

(b) Amount of receivables charged to the allowance during the year.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      N/A

                                        PART III


Item 10.   Directors and Executive Officers of the Registrant

          Incorporated by Reference to the Company's Definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, as amended (the "Proxy Statement").


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

          (e)       - 1988 Employee Incentive Stock Option Plan of the Company.

          (f) - Employment Agreement dated April 1, 1995, between the Company and Joel San Antonio.

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

          (b)- Amended Complaint in Action entitled The Oak Agency, Inc. and The Oak Financial Services, Inc. vs. Warrantech Dealer Based Services, Inc., Case No. 91 C 6677, filed in the United States District Court for the Northern District of Illinois. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, file 0-13084.

          (c)       - Complaint in Action entitled The Oak Agency,  Inc., et al.
                    v. Warrantech, Inc., et al., Case No. 96 C 1106, filed in the United States District Court for the Northern District of Illinois. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, file 0-13084.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                WARRANTECH CORPORATION

Dated:        June 29, 1998                     By:   Joel San Antonio

                                                ------------------------------
                                                Joel San Antonio
                                                Chairman of The Board and
                                                Chief Executive Officer


Dated:        June 29, 1998                     By:  Harris Miller

                                                -------------------------------
                                                Harris Miller,
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                               Title                                         Date

Joel San Antonio                                        Chief Executive Officer,                     June 29, 1998
                                                        Chairman of the Board and
--------------------------------------------------      Director
(Joel San Antonio)

William Tweed                                           Director                                     June 29 1998

--------------------------------------------------
(William Tweed)
                                                        Director                                     June 29, 1998
Gordon Paris

--------------------------------------------------
(Gordon Paris)

Jeffrey J. White                                        Director                                     June 29, 1998

--------------------------------------------------
(Jeffrey J. White)

Lawrence Richenstein                                    Director                                     June 29, 1998

--------------------------------------------------
(Lawrence Richenstein)

                                           Exhibit List



          3(a) - Certificate of Incorporation filed June 22, 1983. Incorporated by reference to the Company's Registration Statement on Form S-18, filed on November 23, 1983, Registration No. 2-88097-NY.

          (b) - Certificate of Amendment of Certificate of Incorporation filed October 24,1983. Incorporated by reference to the Company's Registration Statement on Form S-18, filed on November 23, 1983, Registration No. 2-88097-NY.

          (c) - Certificate of Amendment of Certificate of Incorporation dated June 29, 987. Incorporated by reference to the Company's Form 8 Amendment to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1987, file no. 0-13084.

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

          (e)       - 1988 Employee Incentive Stock Option Plan of the Company.

          (f) - Employment Agreement dated April 1, 1995, between the Company and Joel San Antonio.

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

          (p) - General Agency Agreement between American International Group, Inc and Warrantech Automotive. Inc. (This document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.)

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

          (b)- Amended Complaint in Action entitled The Oak Agency, Inc. and The Oak Financial Services, Inc. vs. Warrantech Dealer Based Services, Inc., Case No. 91 C 6677, filed in the United States District Court for the Northern District of Illinois. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, file 0-13084.

          (c)       - Complaint in Action entitled The Oak Agency,  Inc., et al.
                    v. Warrantech, Inc., et al., Case No. 96 C 1106, filed in the United States District Court for the Northern District of Illinois. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, file 0-13084.

                        EXHIBIT 10(f)


                          EMPLOYMENT AGREEMENT

     Agreement made as of the 1st day of April, 1995, between WARRANTECH CORPORATION, (the "Company"), a Delaware corporation having its principal office at 300 Atlantic Street, Stamford, Connecticut 06901, and Joel San Antonio (the "Executive"), an individual residing at 1300 Rockrimmon Road, Stamford, Connecticut 06902.

                              W I T N E S S E T H:

     WHEREAS, the Executive has been instrumental in the development of the Company since its inception in an executive capacity; and

     WHEREAS, the Company believes that Executive's continued services would be of great value to it and desires to retain his services, and Executive has indicated his willingness to enter into an agreement upon the terms and conditions set forth; and

     WHEREAS, the execution by the Company of this Agreement has been duly authorized and approved;

     IT IS, THEREFORE, AGREED AS FOLLOWS:

     1. Duties.

     The Company hereby employs the Executive as Chairman and Chief Executive Officer of the Company. Executive shall have responsibility (subject to the Board of Directors) for the management and operations of the Company and all corporations controlled by the Company, now or hereafter acquired, performing all such services as shall be consistent with his position. If Executive shall serve as an officer, director or employee of any affiliate of the Company, he shall not receive any additional compensation, unless otherwise mutually agreed upon.

     2. Salary and Other Compensation.

     A. The Company shall pay the Executive during the term of this Agreement a base salary at the annual rate of $450,000 during the first 12 months of this Agreement, which base salary shall automatically increase by 10% annually thereafter during the term of this Agreement. Such base compensation shall be payable in accordance with the Company's payroll practices as in effect from time to time.

     B. The Executive also shall receive an incentive bonus equal to four percent of net after tax income, the terms and conditions of which are set forth in Exhibit A annexed hereto. C. The Company also shall maintain in full force and effect for the benefit of the Executive the split dollar life insurance policy annexed here as Exhibit B.

     3. Expenses.

     It is contemplated that in performing services under this Agreement the Executive will be required to incur expenses on behalf of and in furtherance of Company business. The Executive is authorized to incur such reasonable expenses in performing his duties including, but not limited to, expenses for travel, transportation, entertainment, gifts and similar items, which expenses shall be paid by the Company. At the end of each month and upon submission of appropriate bills or vouchers, the Company shall pay all such expenses incurred by the Executive during that month. Such payment may be made either directly to the payees named in such bills or vouchers or, to the extent paid by the Executive, by reimbursement to him. The Executive agrees to maintain adequate records of all expenses to be reimbursed by the Company.

     4. Automobile.

     It is contemplated that to perform the services required by this Agreement the Executive shall obtain and remain fully responsible for the maintenance and repair of an automobile, for which the Company shall provide the Executive with an expense allowance of $12,000 per year.

     5. Vacations.

     The Executive shall be entitled to 5 weeks of vacation time per year in accordance with such policies as are from time to time adopted by the Company's Board of Directors.

     6. Disability.

     A. For purposes of this Agreement, disability shall mean physical or mental
illness  or  condition   rendering   the   Executive   incapable  of  performing
substantially all of his normal duties with the Company.

     B. In the event the Executive becomes disabled, for a continuous period of twelve months, the Company, at its option and upon at least thirty days written notice to the Executive or his personal representative (but before the Executive has recovered from such disability), may terminate the Executive's employment.

     C. In the event of the Executive's disability hereunder, and from the date thereof, the Company shall continue to pay the Executive his salary and other compensation (pursuant to paragraph 2) for a period not to exceed twelve months at the rate provided for on the date of the commencement of such disability. The Executive shall be entitled to annual increases and cost of living adjustments pursuant to paragraph 2 if otherwise applicable. If the

Executive shall receive any disability payments from any insurance company under a Company sponsored disability plan, as provided for below, the salary payable to the Executive under this sub-paragraph shall be reduced accordingly, dollar for dollar. Should the Company's obligation to pay the disabled Executive's salary expire as provided for herein for any reason whatsoever, the Executive shall be entitled to receive and retain all disability insurance proceeds of such disability plan.

     D. Subject to insurability, the Company shall purchase and maintain group disability insurance for its senior executives including the Executive pursuant to the Disability Income Policy annexed hereto as Exhibit B.

     7. Additional Benefits.

     A. The Company also shall be eligible to receive such additional bonuses and awards as the Board of Directors or Compensation Committee of the Board of Directors may from time to time grant to him, and he also shall be eligible and shall be entitled to participate in any stock option plan, bonus participation or extra compensation plan, pension, group insurance or other benefits which the Company may, in its sole discretion, provide for its senior executive employees generally.

     B. The Company shall obtain, and maintain in full force and effect, a comprehensive major medical, hospitalization Blue Cross-Blue Shield group plan (or the equivalent) with dental coverage for the benefit of the Executive and his immediate family. The nature and scope of the coverage will be identical to that provided to all other senior executives.

     8. Restrictive Covenants.

     A. The Executive shall devote his full time and efforts to the business and affairs of the Company and shall use his best efforts to promote its interests.

     B. The Executive shall perform his duties on a full-time basis primarily at either the Company's offices in Stamford, Connecticut or the Company's offices in Euless, Texas.

     C. During the term of this Agreement and for two years following its termination for any reason, the Executive shall not, directly or indirectly, participate in the ownership, management, control, employ, or serve as an agent or render any services to, any company which competes with any part of the business of the Company, its subsidiaries or affiliates, without the prior written consent of the Company's Board of Directors.

     D. During the term of this Agreement and thereafter, Executive will not, directly or indirectly, disclose or use any confidential information, records, trade secrets or any other secret or confidential matter relating to the clients, employees, business, products or services of the Company, whether or not it is identified as secret or confidential, without first obtaining the prior written consent of the Company. This covenant includes, but is not limited to: disclosing or using information concerning Company customers, customer requirements, trade secrets, markets, costs, products; product development, marketing and business plans or strategies; divulging the identity of Company clients or employees; or soliciting Company clients or employees.

     E. Executive agrees that this paragraph constitutes an independent and severable covenant, which shall be enforceable notwithstanding any rights or remedies that the Company may have under any other provision of this Agreement or otherwise, that the remedy at law for any breach hereof will be inadequate and that the Company shall be entitled to temporary and permanent injunctive relief without the necessity of proving damages. Additionally, if Executive should breach these covenants, Executive agrees to indemnify the Company for any loss, damage, or expense which the Company may incur, including but not limited to, attorney's fees and disbursements resulting from any such breach by Executive.

     F. If any of the covenants contained hereinabove, or any part thereof, is hereafter construed to be invalid or unenforceable, the same shall not affect the remainder of the covenant or covenants, which shall be given full effect, without regard to the invalid portions.

     G. If any of the covenants contained hereinabove, or any part thereof, is held to be unenforceable because of the duration of such provision or the area covered thereby, the parties agree that the court making such determination shall have the power to reduce the duration and/or area of such provisions and, in its reduced form, said provision shall then be enforceable.

     9. Duration.

     This Agreement shall be in full force and effect for the period commencing as of April 1, 1995 and ending March 31, 1998 (hereinafter referred to as the "term of this Agreement"). Thereafter, this Agreement shall continue in full force and effect for additional one year periods, provided, however, that either party may terminate this Agreement by giving prior written notice at least 90 days prior to the end of the term hereof or any renewal term. This Agreement may be terminated before the end of its term by agreement of the parties or upon the death or disability of the Executive, or in the event of termination as provided in paragraphs 9 or 10 hereof. This Agreement also will automatically terminate upon execution of another Agreement between the parties that explicitly supersedes this Agreement.

     10. Termination for Cause by the Company.

     The Company may terminate the Executive's employment at any time with cause upon thirty (30) days prior written notice to the Executive. Notice of termination for cause must specify with particularity the actions or inactions constituting such cause.

     Cause shall exist upon the occurrence of any of the following:

          (i) the Executive's conviction for any crime involving the Company which constitutes a felony in the jurisdiction involved;

          (ii) the Executive's willful failure or refusal to substantially perform his duties as required by this Agreement;

          (iii) misappropriation of Company money or property or other dishonest act relating to the Company, its assets or operations;

          (iv) the material breach by the Executive of any of the covenants of this Agreement;

          (v) any other acts or omissions which constitute cause under the laws of the State of New York.

     If termination under this section occurs, the Company shall pay to the Executive all amounts due under this Agreement which are then accrued but unpaid within fifteen (15) days after date of the notice of termination.

     11. Termination Without Cause.

     A. The Company shall have no right to terminate this Agreement except as expressly set forth above. Any other termination of this Agreement by the Company shall constitute wrongful termination. Except as provided below, in the event of any wrongful termination, the Company shall pay the Executive an amount equal to the lesser of $450,000 or the base salary payable hereunder through the end of the term or any renewal term. Such payment shall be made within 30 days of termination and shall be deemed liquidated damages for the Executive's loss of salary but shall not preclude, diminish or in any way affect the Executive's right to pursue whatever additional remedies may be available to him with respect to damages suffered other than for loss of salary. The liquidated damages provided above shall be payable regardless of whether or not the Executive mitigates or attempts to mitigate his damages.

     B. If within two years following a Change In Control (as hereinafter defined) of the Company, the Company shall terminate the Executive's employment other than by reason of the Executive's disability for cause (as defined above) or the Executive shall terminate his employment by the Company for Good Reason (as hereinafter defined) then (1) on or before the Executive's last day of employment with the Company, the Company shall pay to the Executive as compensation for services rendered to the Company a lump sum cash amount (subject to applicable payroll or other taxes required to be withheld computed at the rate for supplemental payments) equal to three times the Executive's actual base salary for the 12 month period preceding such termination date, and
(2) the Company shall not recover its contributions under the split dollar life insurance policy until the expiration of the term of this Agreement and the Company shall be required to continue making its contributions to the Executive's split dollar life insurance policy and other benefits until the expiration of the term of the Agreement.

     C. "Change In Control" means (1) the acquisition by any person, directly or indirectly, of the beneficial ownership of securities of the Company entitled to cast 40% or more or the total vote to which all the Company's outstanding securities are then entitled to cast in the election of directors unless the Executive is such person or an affiliate of such person or (2) a change in the composition of the board of directors of the Company which results in a majority of the members thereof being persons who were not elected by, or nominated for election as directors by, the board of directors of the Company as the same was constituted, immediately prior to such change in the composition thereof.

     D. "Good Reason" shall mean any of the following which occurs following a Change of Control: a significant reduction or alteration of the Executive's duties, authority or responsibility; removal of the Executive from the highest corporate office held by him prior to such Change In Control; any modification of the compensation terms of this Agreement adverse to the Executive; any material reduction in perquisites, benefits or support facilities previously available to the Executive in order to perform his obligations under this Agreement.

     E. In the event Executive's employment is terminated pursuant to Paragraph 10A or 10B, the Executive shall be entitled to immediate vesting of any and all stock options issued by the Company pursuant to its incentive stock option plan and to any and all other options, warrants, or shares under substantially the terms as to which the Executive was entitled before such termination.

     12. Assignment

     This Agreement shall inure to the benefit of and be binding upon the Company, its successors and assigns, and the Executive, his heirs and personal representatives. However, the Executive's rights under this Agreement are personal and shall not be voluntarily or involuntarily assigned or otherwise transferred.

     13. Notices.

     Any notice required or permitted to be given under this Agreement shall be in writing and delivered by hand or by receipted overnight express to the Executive at his residence set forth above or to the Company at its principal office set forth above.

     14. Arbitration.

     Any disagreement, controversy or claim arising out of, or relating to this Agreement, or the breach thereof, if not involving the need for equitable relief, shall be settled by arbitration in Fairfield County, State of
Connecticut in accordance with the rules then obtaining of the American Arbitration Association and judgment upon the award rendered may be entered and enforced in any court having jurisdiction thereof. Nothing contained herein shall prevent either party from seeking equitable relief from the appropriate court, if such relief would not be available in Arbitration.

     15. Attorney Fees.

     If any action or proceeding whether at law, in equity, or in arbitration, is commenced to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to reasonable attorneys' fees, arbitrator's fees, costs and necessary disbursements in addition to any other relief to which it may be entitled.

     16. Governing Law.

     This Agreement shall be governed by and construed in accordance with the laws of the State of Connecticut.

     17. Entire Agreement.

     This instrument contains the entire agreement of the parties. It may not be modified orally; it may ne modified only by an agreement in writing signed by the party against whom enforcement of any waiver, modification or discharge is sought.

     IN WITNESS WHEREOF, the parties have set their hands and seal to this Agreement on the day and year first above written.


Attest:                                     WARRANTECH CORPORATION

_____________                               By:__________________________



                                            __________________________
                                            JOEL SAN ANTONIO

                                       EXHIBIT A

                                 Terms of Incentive Bonus


     The Executive shall receive an annual incentive bonus equal to four percent of the Company's net after tax income.

     Distributions and calculations of the amount of such bonus shall be made quarterly and shall be cumulative within each fiscal year. If at any time during a fiscal year the bonus award previously distributed hereunder exceed the amounts to which the Executive is entitled, as calculated on a cumulative year-to-date basis, the Company shall promptly notify the Executive of the amount of the excess distribution and the Executive shall be required to promptly repay such amount to the Company.

     In calculating net after tax income and determining distributions hereunder, the Company shall rely upon the Company's financial statements as prepared by the Company's Independent Certified Public Accountants, which financial statements shall be prepared in a manner consistent with generally accepted accounting principles. Subject to the quarterly adjustments provided for above, such calculations when made shall be final, conclusive and binding upon the Company and the Executive.

                                 WARRANTECH CORPORATION AND SUBSIDIARIES
                                                EXHIBIT 11
                              STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
                                               (UNAUDITED)


                                                     For the Years Ended March 31,
                                                   ----------------------------------------------------     ----------------------
                                                            1998                         1997                        1996
                                                   -----------------------     ------------------------     ----------------------


Earnings:
   Net income                                        $  5,261,037                $    4,794,715               $   2,394,862
                                                   =======================     ========================     ======================

Weighted average shares outstanding:

Basic:

   Common shares                                       13,259,964                    13,054,611                  12,988,547
                                                   =======================     ========================     ======================

Fully diluted:

   Common shares                                       13,259,964                    13,054,611                  12,988,547
   Assumed exercise of stock options                    2,357,386                     2,340,258                   3,477,286
                                                   -----------------------     ------------------------     ----------------------
                                                       15,617,350                    15,394,869                  16,465,833
                                                   =======================     ========================     ======================
Earnings Per Common Share:

Basic:
   Net income                                               $.40                           $.37                        $.18
                                                   =======================     ========================     ======================

Fully diluted:
   Net income                                               $.34                           $.31                        $.15
                                                   =======================     ========================     ======================


     (A) The treasury method was used in the calculation of primary earnings per share for all periods presented.

     (B) The modified treasury method was used in the calculation of fully diluted earnings per share for the years ended March 31, 1998, 1997 and 1996.

                                                EXHIBIT 21
                              LIST OF SUBSIDIARIES OF WARRANTECH CORPORATION

         1.       WARRANTECH CONSUMER PRODUCT SERVICES, INC.
                           a Connecticut corporation

         2.       WCPS OF FLORIDA, INC.
                           a Florida corporation

         3.       WARRANTECH AUTOMOTIVE, INC.
                           a Connecticut corporation

         4.       WARRANTECH AUTOMOTIVE  OF CALIFORNIA, INC.
                           a California corporation

         5.       WARRANTECH AUTOMOTIVE RISK PURCHASING GROUP, INC.
                           a Michigan corporation

         6.       WARRANTECH AUTOMOTIVE OF FLORIDA, INC.
                           a Florida corporation

         7.       WARRANTECH DIRECT, INC.
                           a Texas corporation

         8.       WARRANTECH (UK) LIMITED
                            company incorporated in England

         9.       WARRANTECH OF PUERTO RICO, INC.
                           a Puerto Rico corporation

         10.      WARRANTECH INTERNATIONAL, INC.
                           a Delaware corporation

         11.      WCPS OF CANADA, INC.
                           a Connecticut corporation

         12.      WARRANTECH AUTOMOTIVE OF CANADA, INC.
                           a Connecticut corporation

         13.      WARRANTECH EUROPE PLC
                           a company incorporated in England

         14.      WARRANTECH REINSURANCE COMPANY, LTD
                                 a company incorporated in the Cayman Islands

         15.      WARRANTECH ADDITIVE, INC.
                           a Texas corporation

         16.      WARRANTECH HOME SERVICE COMPANY
                           a Connecticut corporation

         17.      WARRANTECH DEL CARIBE, INC.
                           a Puerto Rico corporation

         18.      WARRANTECH HOME ASSURANCE COMPANY
                           a Florida corporation

         19.      WARRANTECH HELP DESK, INC.
                           a Delaware corporation

                           20.      WCPS DIRECT, INC.
                           a Texas corporation

         21.      WHSC DIRECT, INC.
                           a Texas corporation

         22.      WARRANTECH HOME ASSURANCE COMPANY.
                           a Connecticut corporation

         23.      WARRANTECH INTERNATIONAL de CHILE.
                           a Chile corporation