Form 10-K/A
period 1998-03-31
WARRANTECH CORP
filed 1998-07-28
CIK 735571

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

                       -------------------------------

The number of shares outstanding of the Registrant's common stock is 13,359,380 as of June 17, 1998.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant is $57,133,798 as of June 17, 1998.

                     DOCUMENTS INCORPORATED BY REFERENCE

None.


Index to Exhibits is on page 55.
Document contains 61 pages.

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

     In exchange for agreed upon premiums and fees from the insured, liability for claims incurred by service contracts issued by a dealer, distributor or manufacturer has been assumed by Cigna Insurance Company. At the present time, in addition to Cigna, certain programs offered by WCPS are being insured by Houston General, and certain AIG member companies.

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

     The insurance protection is provided for the WAI programs by the New Hampshire Insurance Company, and other AIG member companies. These companies are all rated A++ (Superior) by the A.M. Best Company. WCPS,WHDI and its clients are protected by insurance afforded by Cigna Insurance Company, Houston General Insurance Company, and certain AIG member companies. Cigna and Houston General are rated A (Excellent). WHSC and its clients are protected by insurance through Zurich American Insurance Company, an A+ (Superior) rated carrier by A.M. Best Company.

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

     Additional facilities that support the operations of WDI are located at 1441 West Airport Freeway, Euless, Texas (approximately 12,901 square feet), 7630-7632 Pebble Drive, Building #28, Fort Worth, Texas (approximately 6,000 square feet) and 2701/2705 Brown Trails, Bedford, Texas (4,915 square feet). These premises are leased under the terms of leases (the "Other Leases") that were effective on December 1, 1994, March 1, 1996, and December 1, 1997 respectively expiring March 31, 2004, February 28, 2001 and November 30, 1998 respectively. The Other Leases provide for annual base rent payments ranging from $249,172 to $177,162.

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

         Fiscal 1998 vs. 1997

     Direct costs for the fiscal year ended March 31, 1998 were $137,789,893 as compared with $112,161,400 for the fiscal year ended March 31, 1997. These increases in direct costs are principally the result of volume increases in contracts sold. These increases were partially offset by the reduction of direct costs to recognize approximately $3.1 million of over remittances of insurance premiums made in prior years.

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

Notes to Consolidated Financial Statements............................... 25-40

Consolidated Financial Statement Schedule
         Schedule VIII - Valuation and Qualifying Accounts................41

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

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      N/A

                                                  PART III

Item 10.  Directors and Executive Officers of the Registrant


     A Board of Directors consists of five directors. All directors hold office until the next annual meeting and until their successors are duly elected and qualified.


                                                                        Director
Name                    Age        Positions with Company                  Since

Joel San Antonio         45         Chairman of the Board,                  1983
                                    Chief Executive Officer
                                    and Director

William Tweed            58         Director                                1983

Jeff J. White            47         Director                                1983

Lawrence Richenstein     45         Director                                1993

Gordon A. Paris          45         Director                                1998



     No family relationships exist among any of the Company's executive officers or directors, except that Randall San Antonio, President of Warrantech Direct, Inc., a subsidiary of the Company, is the brother of Joel San Antonio.

     The business experience of each of the Company's directors is as follows:

     Joel San Antonio, 45, one of the Company's founders, was a director, Chief Executive Officer and President of the Company from incorporation through February 1988. Since February 1988 Mr. San Antonio has been a director, Chief Executive Officer and Chairman of the Board of Directors and since October 1989, he has also been Chairman and Chief Executive Officer of the Company's principal operating subsidiaries. In 1975, Mr. San Antonio founded and, thereafter through August 1982, served as President of Little Lorraine, Ltd., a company engaged in the manufacturing of women's apparel. Mr. San Antonio is currently a member of the Southwestern Connecticut Area Commerce & Industry Association, the World Forum, the Connecticut Business and Industry Association, the Metropolitan Museum of Art, and the Young Presidents' Organization, Inc. Mr. San Antonio has been a director of Corniche Group Incorporated since May 1998.

     William Tweed, 58, one of the Company's founders, was a director, Vice President and Secretary of the Company from incorporation through February 1988. From February 1988 until April 1996, Mr. Tweed was a director and President of the Company. From April 1996 to March 1998, Mr. Tweed was Executive Vice President of European Operations for the Company. Mr. Tweed relinquished his title of Vice President on April 1, 1998. From July 1976 through August 1982, he was Vice President of Little Lorraine, Ltd. Mr. Tweed served as a director of Nationwide Extended Warranty Service, Inc. from on or about October 1981 through on or about January 1983.

     Jeff J. White, 47, one of the Company's founders, has been a director of the Company from its inception. Mr. White was Vice President of the Company from its inception until June 1988 and Treasurer of the Company from its inception until October 1990. In September 1982, Mr. White, with two partners, established Marchon Eyewear, Inc. an international distributor of eyewear and sunwear, including such well known collections as Calvin Klein, Fendi, Disney, and Flexon. He is Co-President of Marchon and is responsible for internal operations, information systems, and interfacing with counsel on patent, trademark, and general legal matters. Mr. White is also an associate trustee of the North Shore University Hospital Health System.

     Lawrence Richenstein, 45, has been a director of the Company since 1993. In early 1997, Mr. Richenstein formed Laral Group LLC, a computer peripheral company. Laral has signed a licensing agreement with Nintendo to provide a wide range of product peripherals. Laral Group also markets a line of wireless audio/video and computer accessories under its Unwired brand. Mr. Richenstein has been President and Chief Executive Officer of Peak Ventures, Inc. since May 1996. Peak Ventures, Inc., located in Farmingdale, New York, provides services to the consumer electronics industry. Mr. Richenstein also has been a managing member of Long Hall Technologies, L.L.C. since 1994. Long Hall Technologies, L.L.C. is a consumer electronics company located in Farmingdale, New York. From 1985 until July 1996, Mr. Richenstein was President and Chief Executive Officer of Lonestar Technologies, Ltd., a consumer electronics company located in Hicksville, New York. Lonestar Technologies, Ltd. filed for Chapter 11 bankruptcy protection on January 22, 1996. The proceeding was subsequently converted to a Chapter 7 bankruptcy liquidation effective July 2, 1996. In addition to having sales and marketing experience, Mr. Richenstein has also been involved in product development. Mr. Richenstein is an attorney admitted to practice in New York and has, in the past, served as a director of two public companies, both of which were involved in the electronics industry.

     Gordon A. Paris, 45, has been a director of the Company since April 1998. Mr. Paris was the Managing Director and Group Head of high yield origination, capital markets and mergers and acquisitions at TD Securities (USA) Inc., a subsidiary of The Toronto-Dominion Bank since March 1996. From June 1994 to March 1996, Mr. Paris was a Managing Director in the leveraged finance group with CS First Boston. From March 1991 to June 1996, Mr. Paris was a Managing Director at Lehman Brothers in charge of the high yield and restructuring group.

Other Executive Officers And Key Employees


     Michael A. Basone, 40, has been Vice President and Chief Information Officer since joining the Company in August 1994 and Chief Operating Officer since January 1997 and Executive Vice President since April 1998. From 1986 to 1994, Mr. Basone held various management positions with Pepsi-Cola International, ultimately serving as Director of Management Information Systems.

     Desiree Kim Caban, 33, has been Secretary of the Company since July 1993 and in October 1996 became Vice President of Human Resources. Prior to October 1996 and since 1989, Ms. Caban served as the Executive Assistant to the Chairman and the Office Services Manager for the Company. She has been employed by the Company since May 1986. Ms. Caban is currently a member of the National Association for Female Executives and a member of the Society for Human Resource Professionals.

     Jeanine Folz, 33, has been the Vice President of Insurance Services since October 1995 and has been Assistant Secretary of the Company since January 1995. Ms. Folz joined the Company in 1987. From 1987 to 1995, Ms. Folz held various positions including Director of Insurance Services and other customer service and project analyst positions. She is currently a member of the Risk and Insurance Management Society and the National Association for Female Executives.

     Richard F. Gavino, 51, has been Chief Financial Officer since April 1998. From 1995 to March 1998, Mr. Gavino was Chief Financial Officer at Maxon Auto Group, one of the largest automobile retailers in New Jersey. From 1993 to 1995, Mr. Gavino was a Turnaround Consultant. From 1984 to 1993, Mr. Gavino was Senior Vice President and Chief Financial Officer of Tops Appliance City, a publicly traded consumer electronics and appliance superstore chain.

     Ronald Glime, 53, has been President of Warrantech Automotive, Inc., a wholly owned subsidiary of the Company, since October 1992. Prior thereto he was Regional Sales Manager for Warrantech Automotive, Inc. (then known as Warrantech Dealer Based Services, Inc.) from February 1991 through October 1992. From 1983 through February 1991, Mr. Glime was an independent insurance agent for various insurance companies. From 1978 through 1982, Mr. Glime was employed by American Warranty Corp., a company in the warranty administration business. He resigned as its President in 1982. Mr. Glime has been a director of Corniche Group Incorporated since May 1998.

     Martin Hughes, 34, has been President of Warrantech International, Inc., a wholly owned subsidiary of the Company, since February 1998. From May 1996 to January 1998, Mr. Hughes was Managing Director for Warrantech Europe Plc., a wholly owned subsidiary of the Company. Prior thereto, Mr. Hughes served in executive positions with American International Group and IMCO Group, Plc.

     James F. Morganteen, 48, has been General Counsel for the Company since April 1997 and Vice President since February 1998. Mr. Morganteen most recently served as a Vice President for Bankers Trust of New York with responsibility for counseling its OTC risk management operations. From 1987 through 1994, Mr. Morganteen served as Senior Counsel to Xerox Corporation managing the legal function of Xerox Credit Corporation, the financial services unit of Xerox Corporation.

     Richard Rodriguez, 44, has been President of Warrantech Consumer Product Services, Inc., a wholly owned subsidiary of the Company, since April 1998. From December 1996 until March 1998, Mr. Rodriguez has been Vice President and Managing Director of Warrantech International, Inc., a wholly owned subsidiary of the Company. From February 1992 until December 1996, Mr. Rodriguez served as Chief Operating Officer of the Company's Texas operating facilities. From 1987 until 1992, Mr. Rodriguez served in various executive positions with the Company. Prior to 1987, Mr. Rodriguez served as an executive and/or consultant to retailers and manufacturers of consumer electronic products.

     Randall San Antonio, 44, has been President of Warrantech Direct, Inc., a wholly owned subsidiary of the Company, since June 1996 and from May 1994 to June 1996 served as that subsidiary's Vice President and General Manager. Prior thereto he was Vice President of Finance of Castle Hill Productions Inc. from June 1984.

     Judith M. Thomas, 44, has been President of Warrantech Help Desk, Inc. ("HDI"), a wholly owned subsidiary of the Company, since April 1997. Ms. Thomas has been President of Unlimited Business Services, Inc., a consulting company which specialized in the improvement of operational, financial and revenue streams of major retailers, including the development and implementation of service contract programs since 1993. From 1970 until 1993 Ms. Thomas was employed by Highland Superstores, holding various positions during her tenure, ending her employment with that Company as Corporate Vice President-Operations.




 Information Concerning Meetings of the Board of Directors

     During the fiscal year ended March 31, 1998, the Board of Directors held four meetings. All such meetings were fully attended. The Company has an Audit Committee, consisting of Messrs. Richenstein and White. Such committee met once during the 1998 fiscal year. The Company has a Compensation Committee, consisting of Messrs. Richenstein and White. This committee did not meet during the last fiscal year.

Item 11.  Executive Compensation.

                                            EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table provides information for the fiscal years ended March 31, 1998, 1997 and 1996, concerning the annual and long-term compensation of the Chief Executive Officer and the next four highest paid executive officers of the Company for the fiscal year ended March 31, 1998.


                                                                                      Long Term Compensation
                                                      Annual Compensation                  Awards (1)
                                                -------------------------------   -------------------------------

                                                                  Other Annual   Restricted Stock  Stock Option    All Other
Name of Principal Positions      Year     Salary      Bonus   Compensation (2)        Awards       (Shares)Awards  Compensation (4)

Joel San Antonio                 1998    $557,865    $211,941         $28,104    $           -              -      $   1,070
Chairman of the Board            1997     507,150     193,089          26,525                -              -              -
and Chief Executive Officer      1996     450,000      96,994          20,389                -              -              -

Michael A. Basone                1998    $158,939     $43,277         $12,318    $           -              -      $   2,341
Executive Vice President and     1997     159,940      25,100          15,343                -         11,600              -
Chief Information Officer and    1996     143,443      22,948           4,800            8,440          9,524              -
Chief Operation Officer

Ronald Glime                     1998    $160,385    $110,903          $7,837    $           -              -      $   1,972
President of Warrantech          1997     137,404      60,500           4,034                -         27,749              -
Automotive, Inc.                 1996     129,443(3)   11,550          21,483                -              -              -

Richard Rodriguez                1998    $121,102      $1,000          $6,285    $           -          7,742      $   1,648
President of Warrantech Consumer 1997      98,135       6,900           5,383                -              -              -
Products Services, Inc.          1996      95,333      13,648           5,343                -              -              -

Judith M. Thomas                 1998    $150,000    $ 50,000         $30,230    $           -              -      $     455
President of Warrantech          1997           -           -               -                -              -              -
Help Desk, Inc.                  1996           -           -               -                -              -              -



(1) The 1988 Stock Option Plan is the Company's only long-term incentive plan.

(2) Included in Other Annual Compensation are auto allowances given to each officer in fiscal 1996, 1997 and 1998, life insurance premiums for the years 1996, 1997 and 1998, living expenses paid Mr. Glime in fiscal 1996, and relocation expenses paid Mr. Basone in fiscal 1997 and Ms. Thomas in fiscal 1998.

(3) Consisting of $125,000 in base salary and $4,443 of commissions in fiscal 1996.

(4) Represents amounts contributed by the Company in accordance with the Company's 401(K) Plan.

Option Grants In Last Fiscal Year


     The following table sets forth certain information with respect to options to purchase Common Stock granted during the fiscal year ended March 31, 1998 to each of the named executive officers.


                                                                                            Potential Realizable Value
                                                                                            At Assumed Annual Rates
                                                                                            Of Stock Price Appreciation
__________________________________Individual Grants__________________________________       ___For Option Term_(1)__

                     Number of      % of Total
                     Securities     Options/SARs
                     Underlying     granted to        Exercise or
                     Options/SARs   Employees in      Base Price          Expiration
                     __Granted___   _Fiscal Year_     __Per Share__       ___Date___          ___5% ($)__    __10%($)___

Joel San Antonio              -              0.0%               -                 -                   -                -
Michael A. Basone             -              0.0%               -                 -                   -                -
Ronald Glime                  -              0.0%               -                 -                   -                -
Richard Rodriguez         7,742             40.2%          11.625          12/02/04              63,301           72,781
Judith M. Thomas              -              0.0%               -                 -                   -                -


(1) Computed based upon the Company's price per share of $7.063, as reported on NASDAQ National Market System on March 31, 1998.

Options Exercised and Holdings

     The following table sets forth information with respect to the individuals listed in the Summary Compensation Table above, concerning unexercised options held as of the end of the 1998 fiscal year.




                      Shares Acquired      ($)            Number of Unexercised Options at    Value of Unexercised In-the-Money
       Name           On Exercise       Value Realized           Fiscal Year-End (#)           Options at Fiscal Year-End ($)(1)
----------------------------------------------------------------------------------------------------------------------------------
                                                          Exercisable      Unexercisable      Exercisable        Unexercisable
                                                          ------------------------------------------------------------------------

Joel San Antonio              -                  -       1,204,080                 -         $ 5,268,452         $      -
Michael A. Basone         4,762             54,228          11,600             4,762              31,906            8,872
Ronald Glime                  -                  -          24,749                 -              61,947                -
Richard Rodriguez        15,357            179,433               -             7,742                   -                -
Judith M. Thomas              -                  -               -                 -                   -                -


(1) Based on the closing price of $ 7.063 of the Company's common stock as reported on the NASDAQ National Market System on March 31, 1998.

Employment Agreements

     Effective April 1, 1995 the Company entered into a three-year employment agreement with Joel San Antonio. Under the terms of the agreement, Mr. San Antonio's initial base compensation was $450,000 per annum, commencing with the beginning of fiscal 1996, subject to an increase of 10% per annum for the next three years. Mr. San Antonio is entitled to be reimbursed for all ordinary, reasonable and necessary expenses incurred by him in the performance of his duties, including an automobile allowance of $12,000 per annum. The Company provides Mr. San Antonio with a comprehensive medical-dental insurance policy as well as disability coverage and a life insurance-death benefit policy in excess of $1,000,000. Mr. San Antonio is entitled to an incentive bonus equal to 4% of the net after tax profits of the Company. The agreement continues in full force and effect for additional one year periods, provided however, that either party may terminate by giving ninety (90) days written notice prior to the end of any term or renewal term.

     Effective January 1, 1998 the Company entered into an employment agreement with Michael Basone to serve as the Company's Executive Vice President, Chief Information Officer and Chief Operating Officer. Under the terms of such
Agreement, Mr. Basone's current salary is $200,000, subject to automatic increases of 5% after the first fifteen months and annually thereafter during the term of the Agreement. Mr. Basone was granted stock options in April 1998, pursuant to the Agreement, to purchase $200,000 of the Company's stock which vest equally over a three year period. In addition he will be entitled to receive cash bonuses based upon the Company and its subsidiaries achieving certain revenue and operating goals. The Company provides Mr. Basone with medical and dental insurance, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives. The employment agreement may not be terminated without cause.

     Effective January 1, 1998 Warrantech Automotive, Inc. entered into a five-year employment agreement with Ronald Glime, its President. Under the terms of such Agreement Mr. Glime is entitled to an initial annual base salary of $200,000 subject to automatic increases of 5% after the first fifteen months and annually thereafter during the term of the Agreement. Mr. Glime was granted stock options in April 1998, pursuant to the Agreement, to purchase $250,000 of the Company's stock which vest equally over a five year period. Mr. Glime is entitled to receive a cash bonus based upon a percentage of Warrantech
Automotive, Inc.'s operating performance. The Company provides Mr. Glime with medical and dental insurance, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives. During fiscal year 1997 the Company granted an additional option in the amount of 24,749 shares to Mr. Glime.

     Effective April 1, 1998, Warrantech Consumer Product Services, Inc. entered into an employment agreement with Richard Rodriguez, its President. Under the terms of such Agreement which expires December 31, 2001, Mr. Rodriguez is entitled to an initial annual base salary of $150,000 subject to increases at the option and sole discretion of the Company. Mr. Rodriguez received a $25,000 bonus upon signing of the employment agreement. Mr. Rodriguez was granted stock options, pursuant to the Agreement, to purchase $225,000 of the Company's stock which vest equally over a three year period. Mr. Rodriguez is entitled to receive a cash bonus based upon a percentage of Warrantech Consumer Product Services, Inc. and Warrantech Home Service Company's operating performance. The Company provides Mr. Rodriguez with medical and dental insurance, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives. The employment agreement may be terminated by the employee, at any time, upon sixty (60) days written notice. During fiscal year 1998 the Company granted stock options in the amount of 7,742 shares to Mr. Rodriguez.


     Effective April 1, 1997, the Company and Warrantech Help Desk, Inc. entered into a five year employment agreement with Judith Thomas, its President. Under the terms of such Agreement Ms. Thomas is entitled to an initial annual base salary of $150,000 subject to automatic increases of 5% annually. Ms. Thomas received a $50,000 bonus upon signing of the employment agreement. Ms. Thomas was granted stock options in April 1998, pursuant to the Agreement, to purchase $150,000 of the Company's stock which vest equally over a five year period. Ms. Thomas is entitled to receive a cash bonus equal to a percentage of her current base salary upon the attainment of certain operating goals established for Warrantech Help Desk, Inc. The Company provides Ms. Thomas with medical and dental insurance, relocation benefits, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives.

Other Incentives and Compensation

     The Company provides executives equity-based long-term incentives through its 1988 Employee Incentive Stock Option Plan, such which is designed to award key management personnel and other employees of the Company with bonuses and stock options based on the Company's and the employee's performance.

     The Company provides executive officers with an incentive bonus plan which provides cash and/or stock bonuses upon meeting certain performance criteria.

     The Company provides an incentive bonus plan for all employees for the referral of potential new employees for employment by the Company who are subsequently hired by the Company. The amount of the bonus is predicated on the skill and professional level of the new employee.

     Additionally, the Company provides an incentive bonus to existing employees who are claims adjusters for obtaining and maintaining certification as professionals in their field.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission (the
"Commission"). Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based on a review of the reports, during the fiscal year ended March 31, 1998, all Section 16 filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Desiree Kim Caban filed one Form 4 late and Michael A. Basone filed one Form 4 late.


Non-Management Directors' Compensation

     Effective January 1, 1997, each non-employee director is entitled to receive compensation of $2,500 plus 500 shares of Company stock per calendar quarter of board service. Committee service is compensated at $500 plus 125 shares of Company stock per calendar quarter. Effective January 1, 1998, quarterly stock compensation was changed to 250 shares for board service and
62.5 shares for committee service with the cash components unchanged. During fiscal 1998, the following fees were paid:

             Jeff J. White                                        $17,500
             Lawrence Richenstein                                  17,500

     No directors' fees are payable to employees of the Company who serve as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information concerning shares of Common Stock, par value $.007 per share, the Company's only voting securities, owned beneficially by each of the Company's directors and nominees for the Board of Directors, by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company and by the Company's executive officers and directors as a group.

Name and Address of Beneficial Owner      Amount and Nature of           Percent
                                          Beneficial Ownership          of Class

Joel San Antonio                          3,194,880 shares(1)              19.6%
300 Atlantic Street
Stamford, Connecticut 06901

William Tweed                             2,001,975 shares(2)              12.3%
300 Atlantic Street
Stamford, Connecticut 06901

Jeff J. White                             1,746,160 shares(3)               8.8%
35 Hub Drive
Melville, New York 11747

Lawrence Richenstein                         11,625 shares                  0.0%
500 Eastern Parkway
Farmingdale, New York  11735

Gordon Paris                                    500 shares                  0.0%
31 West 52nd Street, 22nd floor
New York, New York  10019-6101

All directors and executive officers"
as a group ( 18 persons)                   7,145,860 shares(1,2,3,4)       43.5%

__________________

(1) Includes 5,000 shares held by Mr. San Antonio as custodian for two minor children. Includes 10,800 shares owned by Mr. San Antonio's wife as to which he disclaims beneficial ownership. Does not include 10,800 shares owned by Mr. San Antonio's brother and sister-in-law and 1,000 shares owned by his mother as to which he disclaims any beneficial interest. Includes an aggregate of 200,000 shares held in trusts for his children, of which Mr. San Antonio's wife is a trustee as to which Mr. San Antonio disclaims beneficial ownership. Includes 1,204,080 shares purchased from the exercise of stock options.

(2) Includes 23,000 shares held by Mr. Tweed as custodian for one child. Does not include an aggregate of 7,500 shares held by Mr. Tweed's mother and sister. Includes 1,500 shares held by Mr. Tweed's wife, and 25,000 shares held in trust for the benefit of Mr. Tweed's granddaughter, of which Mr. Tweed's wife is the trustee, as to which he disclaims any beneficial interest. Includes 938,775 shares purchased from the exercise of stock options.

(3) Does not include an aggregate of 225,000 shares owned by Mr. White's mother and sister as to which he disclaims any beneficial interest. Includes 857,145 shares purchased from the exercise of stock options.

(4) Includes options held by executive officers of the Company to purchase an aggregate of 109,409 shares which are presently exercisable.

Item 13.  Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

     On April 1, 1996 Michael Salpeter, former President and Director of the Company, and William Tweed, former President of the Company entered into an Agreement whereby Mr. Tweed granted to Mr. Salpeter an option to purchase 487,000 shares of common stock owned by Mr. Tweed. The options are exercisable at various prices in whole or in part, and expire on October 22, 2000.

     On October 16, 1997 Ronald Glime, President of Warrantech Automotive, Inc. signed a Promissory Note (bridge loan) with the Company for $300,000. The Note was fully paid on July 13, 1998.

     On April 24, 1998 Martin Hughes, President of Warrantech International, Inc signed a Promissory Note with the Company for $200,304. The Note calls for thirty six monthly payments with a maturity date of March 31, 2001.

     On July 6, 1998 Joel San Antonio, Chairman and Chief Executive Officer and Directors, William Tweed and Jeff White exercised all of their vested options to purchase Warrantech common stock. Each of them has agreed to execute Promissory Notes in favor of the Company for the exercise price of the options. The Notes call for the principal to be paid at the end of three years with interest at 6% due annually. The principal amounts are $3,235,965, $2,522,957 and $2,303,578 respectively.

     Warrantech Consumer Product Services Inc. and Warrantech Direct, Inc. have made commission payments to Unlimited Business Services, Inc. totaling $364,756 for the fiscal year 1998 pursuant to Representative Agreements. Judith Thomas, President of Warrantech Help Desk, Inc. is the President of Unlimited Business Services, Inc.

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

                                                WARRANTECH CORPORATION

Dated:        July 28, 1998                     By:   Joel San Antonio

                                                ------------------------------
                                                Joel San Antonio
                                                Chairman of The Board and
                                                Chief Executive Officer


Dated:        July 28, 1998                     By:  Harris Miller

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


Signature                                               Title                                         Date

Joel San Antonio                                        Chief Executive Officer,                     July 28, 1998
                                                        Chairman of the Board and
--------------------------------------------------      Director
(Joel San Antonio)

William Tweed                                           Director                                     July 28, 1998

--------------------------------------------------
(William Tweed)
                                                        Director                                     July 28, 1998
Gordon Paris

--------------------------------------------------
(Gordon Paris)

Jeffrey J. White                                        Director                                     July 28, 1998

--------------------------------------------------
(Jeffrey J. White)

Lawrence Richenstein                                    Director                                     July 28, 1998

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