Form 10-Q
period 1998-06-30
WARRANTECH CORP
filed 1998-08-14
CIK 735571

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended June 30, 1998

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

             Class                          Outstanding at June 30, 1998_
Common stock, par value $.007 per share            13,323,573 shares

                    WARRANTECH CORPORATION AND SUBSIDIARIES


                                  I N D E X

                                                                    Page No.
PART I  -  Financial Information:


           Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheet at June 30, 1998
           (Unaudited) and March 31, 1998...................            3


           Condensed Consolidated Statement of Operations
            For the Three Months Ended June 30, 1998
            and 1997 (Unaudited) ............................           4


           Condensed Consolidated Statement of Comprehensive Income
            For the Three Months Ended June 30, 1998
            and 1997 (Unaudited) ............................           5


           Condensed Consolidated Statement of Cash Flows
            For the Three Months Ended June 30, 1998
            and 1997 (Unaudited) ............................           6


            Notes to Condensed Consolidated Financial Statements
            (Unaudited) ............................                    7


            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      9


PART II  - Other Information                                           11

Signatures ..............................................              12

                        WARRANTECH CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEET

A S S E T S
                                                      (Unaudited)
                                                        June 30,       March 31,
                                                    -------------------------------
                                                          1998             1998
                                                    -------------    --------------

Current Assets:
Cash and cash equivalents                           $  19,480,875    $  24,062,052

Investments in marketable securities                        2,541          537,924


Accounts receivable, (net of allowances of $908,512
and $1,223,173, respectively)                          29,778,269       27,878,335


Other receivables, net                                  2,611,771        2,197,405
Prepaid expenses and other current assets               1,785,008        1,775,316
                                                     ---------------    --------------
   Total Current Assets                                52,658,464       56,451,032
                                                      -------------    --------------


Property and Equipment - Net                           13,794,138       13,639,921
                                                      -------------    --------------

Other Assets:
Excess of cost over fair value of assets acquired
   (net of accumulated amortization of
    $4,380,369 and $4,212,956, respectively)             3,778,163       3,945,577
Deferred income taxes                                    3,122,591       3,085,311
Investments in marketable securities                     2,163,130       1,967,817
Restricted cash                                            800,000         800,000
Split dollar life insurance policies                     1,029,930       1,054,045
Notes receivable                                           631,457         654,068
Collateral security fund                                   199,389         199,389
Other assets                                               120,973         120,128
                                                      -------------    --------------

          Total Other Assets                            11,845,633      11,826,335
                                                      -------------    --------------

                Total Assets                          $ 78,298,235     $81,917,288
                                                      =============    ==============




LIABILITIES AND COMMON STOCKHOLDERS' EQUITY

                                                      (Unaudited)
                                                        June 30,       March 31,
                                                    -------------------------------
                                                          1998             1998
                                                    -------------    --------------

Current Liabilities:
Current maturities of long-term debt and capital
lease obligations                                     $  1,952,445     $  2,371,662

Insurance premiums payable                              24,617,519       22,269,589
Income taxes payable                                       167,448        1,850,999
Accounts and commissions payable                         7,703,833        7,698,948
Legal settlements payable                                  100,000          200,000
Accrued expenses and other current liabilities           3,468,056        6,011,572
                                                     ---------------    --------------
   Total Current Liabilities                            38,009,301       40,402,770
                                                     ---------------    --------------

Deferred Revenues                                        7,421,843        6,987,541

Long-term debt and capital lease obligations             1,882,647        2,153,286

Deferred rent payable                                      584,009          608,736
                                                     ---------------    --------------
Total Liabilities                                       47,897,800       50,152,133
                                                     ---------------    --------------
Commitments and contingencies

Stockholders' Equity:
   Common stock - $.007 par value
     Authorized   - 30,000,000 shares
     Issued and outstanding - 13,483,573 shares
      at June 30, 1998 and 13,449,382 shares
      at March 31, 1998                                     94,385           94,146
   Additional paid-in capital                           14,329,804       14,124,700
   Accumulated other comprehensive income,
      net of taxes                                          64,114           85,608
   Retained earnings                                    16,749,324       17,975,951
                                                     ---------------    --------------
                                                        31,237,627       32,280,405
Less:  Deferred compensation                               (15,732)         (21,631)
Treasury stock - at cost, 160,000 shares
   at June 30, 1998 and March 31, 1998                    (821,460)        (493,819)
                                                     ---------------    --------------
        Total Common Stockholders' Equity               30,400,435       31,764,955
                                                     ---------------    --------------

        Total Liabilities and
            Stockholders'  Equity                    $ 78,298,235       $81,917,288
                                                     ===============    ==============


        See accompanying notes to condensed consolidated financial statements.

                                            3

                                  WARRANTECH CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                (Unaudited)

                                                          For the Three Months Ended
                                                                    June 30,
                                                     ------------------------------------------


                                                     --------------------   ---------------------
                                                             1998                   1997
                                                     --------------------   ---------------------
Gross revenues                                               $50,264,482             $53,327,030
Revenues deferred to future periods                            (780,951)               (558,208)
Deferred revenues earned                                         290,901                 149,049
                                                     --------------------   ---------------------
Net revenues                                                  49,774,432              52,917,871

Costs and expenses:
   Direct costs                                               36,535,216              38,945,085
   Service, selling, and general and administrative           14,176,847              11,314,775
   Depreciation and amortization                               1,274,614                 725,956
                                                     --------------------   ---------------------
Total costs and expenses                                      51,986,677              50,985,816
                                                     --------------------   ---------------------

Income (loss)  from operations                               (2,212,245)               1,932,055

Other income, net                                                169,960                 197,379
                                                     --------------------   ---------------------

Income (loss) before provision (benefit) for income taxes    (2,042,285)               2,129,434
Provision (benefit) for income taxes                           (815,658)                 802,230
                                                     --------------------   ---------------------

Net income (loss)                                           ($1,226,627)              $1,327,204
                                                     ====================   =====================

Earnings per share:
Basic                                                            ($0.09)                   $0.10
                                                     ====================   =====================
Diluted                                                          ($0.09)                   $0.08
                                                     ====================   =====================

Weighted average shares outstanding:
Basic                                                         13,362,303              13,176,344
                                                     ====================   =====================
Diluted                                                       13,362,303              15,661,561
                                                     ====================   =====================


See accompanying notes to condensed consolidated financial statements.

                                  WARRANTECH CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                (Unaudited)

                                                  For the Three Months Ended
                                               ---------------   ---------------
                                                           June 30,
                                               ---------------   ---------------
                                                    1998              1997
                                               ---------------------------------
Net income (loss)                                ($1,226,627)        $1,327,204

Other Comprehensive Income, net of tax
   Unrealized gain(loss) on investments               (1,133)            (5,709)
   Foreign currency translation adjustments          (20,361)            15,319
                                               ---------------------------------
Comprehensive income (loss)                      ($1,248,121)        $1,336,814
                                               ===============   ===============

                                         WARRANTECH CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          (Unaudited)


                                                                                                  For the Three Months
                                                                                                     Ended June 30,
                                                                                   -------------------------------------------------
                                                                                              1998                     1997
                                                                                   --------------------------    -------------------
Net cash (used in) provided by operating activities                                     ($ 2,904,060)                $ 5,619,796
                                                                                   --------------------------    -------------------

Cash flows from investing activities:
  Property and equipment purchased                                                        (1,065,906)                   (900,886)
  Purchase of marketable securities                                                         (205,420)                     (1,016)
  Proceeds from sales of marketable securities                                               540,045
                                                                                   --------------------------    -------------------
Net cash (used in) investing activities                                                     (731,281)                   (901,902)

Cash flows from financing activities:
   Decrease in notes receivable                                                               22,611                      28,949
   Proceeds from exercise of common stock options                                            205,343                     138,753
   Purchase of Treasury Stock                                                               (327,641)                        -
   Repayments, notes and capital leases                                                     (846,149)                   (521,902)
                                                                                   --------------------------    -------------------
Net cash (used in) financing activities                                                     (945,836)                   (354,200)
                                                                                   --------------------------    -------------------


Net (decrease) increase in cash and cash equivalents                                      (4,581,177)                  4,363,694

Cash and cash equivalents at beginning of period                                          24,062,052                  17,031,925
                                                                                   --------------------------    -------------------

Cash and cash equivalents at end of period                                              $ 19,480,875                 $21,395,619
                                                                                   ==========================    ===================

Supplemental Cash Flows Information

   Cash Payments for the Periods:
      Interest                                                                             $ 135,574                    $ 60,249
                                                                                   ==========================    ===================

      Income taxes                                                                         $ 903,668                   $ 222,185
                                                                                   ==========================    ===================

Noncash Investing and Financing Activities

Capital lease obligations incurred                                                         $ 156,293                   $ 323,600
                                                                                   ==========================    ===================


        See accompanying notes to condensed consolidated financial statements.

                                       WARRANTECH CORPORATION AND SUBSIDIARIES
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                         June 30, 1998
                                                          (Unaudited)


1.  THE COMPANY

Warrantech Corporation ("Warrantech" or the "Company"), through its wholly-owned subsidiaries, Warrantech Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc., markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment and operates call center services and technical computer services in the United States, Puerto Rico, Mexico, Canada, Caribbean, South America and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The actual repair service under such extended service contracts and limited warranties is provided by third party repair facilities and the cost of such repair services is borne by the insurance companies. The predominant terms of the contracts and manufacturers' warranties range from twelve (12) to eighty-four (84) months.


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K and Form 10K/A for the year ended March 31, 1998.

Certain prior year amounts may have been reclassified to conform to current year presentation.

3.  COMPREHENSIVE INCOME


                                                  For the Three Months Ended
                                               ---------------   ---------------
                                                           June 30,
                                               ---------------   ---------------
                                                    1998              1997
                                               ---------------------------------
Net income (loss)                                 ($1,226,627)        $1,327,204

Other Comprehensive Income, net of tax
   Unrealized gain(loss) on investments                (1,133)            (5,709)
   Foreign currency translation adjustments           (20,361)            15,319
                                               ---------------   ---------------
Comprehensive income                              ($1,248,121)        $1,336,814
                                               ===============   ===============

                                                 Unrealized          Foreign             Total
Other Comprehensive Income:                      Gain (Loss)        Currency             Other
The accumulated balances for the components          On            Translation       Comprehensive
 of Other Comprehensive Income are:              Investments       Adjustments           Income
                                               ---------------   ---------------   ------------------
Balance at March 31, 1997                        $      1,445    $        16,544     $         17,989
Current Period                                         (5,709)            15,319                9,610
                                               ---------------   ---------------   ------------------
Balance at June 30, 1997                         $     (4,264)    $       31,863     $         27,599
                                               ===============   ===============   ==================

Balance at March 31, 1998                        $      7,055    $        78,553     $         85,608
Current Period                                         (1,133)           (20,361)             (21,494)
                                               ---------------   ---------------   ------------------
Balance at June 30, 1998                         $      5,922    $        58,192     $         64,114
                                               ===============   ===============   ==================


4.  SUBSEQUENT EVENTS

On July 6, 1998, Joel San Antonio, Warrantech' Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised all of their vested options to purchase Warrantech common stock. A total of 3,000,000 shares are being purchased through the exercise. It is anticipated that the Company will receive a tax benefit from this transaction.


5.  EARNINGS PER SHARE

The computation of earnings per share at June 30, 1998 and June 30, 1997 was as follows:

                                             For the three months Ended June 30,
                                            ------------------------------------
                                                       1998                1997
                                                ------------       -------------
Numerator:
   Net (loss) income applicable
     to common stock                             $  (1,226,627)      $ 1,327,204
                                                ===============    =============

Denominator
    Average outstanding shares  used in the
    computation of per share earnings:
      Common Stock issued-Basic shares              13,362,303        13,176,344
      Stock Options (treasury method)                    -             2,485,217
                                                ---------------    -------------
      Diluted shares                                13,362,303        15,661,561
                                                ===============    =============
Earnings Per Common Share:
   Basic                                               $(.09)            $.10
   Diluted                                             $(.09)            $.08

In a net loss position option are anti-dilutive

                               WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report are forward looking statements that involve risks and uncertainties. The Company makes such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward looking statements are based on management's beliefs and assumptions, as well as information currently available to management. Such beliefs and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current fiscal year. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including (a) prevailing economic conditions may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) unavailability of technical support personnel or increases in the rate of turnover of such personnel, reflecting increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, or (d) regulatory or legal changes affecting the Company's business, although none of these risks are anticipated at the present time. Should one or more of these or any other risks or uncertainties materialize, or should the underline assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

Results of Operations

Gross revenues for the three months ended June 30, 1998 decreased 5.1% to $50,264,482 as compared with $53,327,030 for the three months ended June 30, 1997. This decrease was primarily attributable to the termination of a high volume, low margin dealer agreement and second, the decline in unit prices in computers and consumer electronic products.

The net increase in deferred revenues for the three month period ended June 30, 1998 as compared with the same period a year ago is directly attributable to the increased number of service contracts sold with a service period greater than one year during that period of time offset in part by amounts earned on expiring contracts during the same period.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $36,535,216 or 72.7% of gross revenues for the three months ended June 30, 1998 as compared with $38,945,085 or 73.0% for the comparable period last year. This decrease is attributable to the change in mix of contracts sold and the termination of a high volume, low margin dealer agreement.

Service, selling and general and administrative expenses for the three months ended June 30, 1998 were $14,176,847 or 28.2% of gross revenues as compared with $11,314,775 or 21.2% for the same period last year. The increases in SG&A expenses reflect an increase in expenses due to increased temporary staffing of technical support staff in its call centers. The Company is in the process of reengineering its= call center processes and systems implementation with a goal of improving operational efficiency. These increases are also related to higher payroll and payroll related costs resulting from the development of Help Desk, Inc.

It is anticipated that the reengineering of call center processes will result in improved response time and decreased call processing time, and that the current cost initiatives and reengineered processes will return the Company to profitability in the fiscal second quarter.

The increase in depreciation and amortization for the three months ended June 30, 1998 compared to the same period last year is the result of capital additions related to the Company=s ongoing up-grade of its computer systems and the additional equipment requirements resulting from the increase in service contracts in force.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year.

Liquidity and Financial Resources

The Company has an ongoing relationship with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the three month period ended June 30, 1998 amounted to $135,574. The Company has a line of credit with a bank which provides for a maximum aggregate borrowing up to $10 million. The line of credit, which expires on August 31, 1998, is secured by certain accounts receivable. At June 30, 1998, the Company did not have any borrowing under the line of credit.

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. Cash used by operations during the three months ended June 30, 1998 amounted to $2,904,060 which is principally attributable to payroll and payroll related costs resulting from the increase in service levels to both new and existing accounts.

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

              Not applicable.

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



                                            WARRANTECH CORPORATION


                                            S/N/S  Joel San Antonio

                                  Joel San Antonio - Chairman of the Board
                                          (Chief Executive Officer)


Date:  August 13, 1998

                                             S/N/S  Richard F. Gavino

                                   Richard F. Gavino - Executive Vice President and Chief Financial Officer


Date:  August 13, 1998