Form 10-Q
period 1998-09-30
WARRANTECH CORP
filed 1998-11-13
CIK 735571

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended September 30, 1998

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

             Class                          Outstanding at November 2, 1998
Common stock, par value $.007 per share            15,524,596 shares

                    WARRANTECH CORPORATION AND SUBSIDIARIES


                                  I N D E X

                                                                    Page No.
PART I  -  Financial Information:


           Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheet at September 30, 1998
           (Unaudited) and March 31, 1998...................            3


           Condensed Consolidated Statement of Operations
            For the Three and Six Months Ended September 30, 1998
            and 1997 (Unaudited) ............................           4


           Condensed Consolidated Statement of Cash Flows
            For the Six Months Ended September 30, 1998
            and 1997 (Unaudited) ............................           5


           Notes to Condensed Consolidated Financial Statements
            (Unaudited) ............................                    6


            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      9


PART II  - Other Information                                           16

Signatures ..............................................              17

                        WARRANTECH CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEET

A S S E T S
                                                      (Unaudited)
                                                     September 30,       March 31,
                                                    -------------------------------
                                                          1998             1998
                                                    -------------    --------------

Current Assets:
Cash and cash equivalents                           $  21,113,458    $  24,062,052

Investments in marketable securities                         --            537,924


Accounts receivable, (net of allowances of $899,531
and $1,223,173, respectively)                          31,624,159       27,878,335


Prepaid income taxes                                      460,322           --
Other receivables, net                                  5,168,919        2,197,405
Prepaid expenses and other current assets               2,190,478        1,775,316
                                                     ---------------    --------------
   Total Current Assets                                60,557,336       56,451,032
                                                      -------------    --------------


Property and Equipment - Net                           14,562,908       13,639,921
                                                      -------------    --------------

Other Assets:
Excess of cost over fair value of assets acquired
   (net of accumulated amortization of
    $4,547,583 and $4,212,956, respectively)             3,610,950       3,945,577
Deferred income taxes                                    3,208,115       3,085,311
Investments in marketable securities                     2,168,732       1,967,817
Restricted cash                                            800,000         800,000
Split dollar life insurance policies                     1,149,570       1,054,045
Notes receivable                                           567,815         654,068
Collateral security fund                                   199,389         199,389
Other assets                                               137,139         120,128
                                                      -------------    --------------

          Total Other Assets                            11,841,710      11,826,335
                                                      -------------    --------------

                Total Assets                          $ 86,961,954     $81,917,288
                                                      =============    ==============

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                                      (Unaudited)
                                                      September 30,     March 31,
                                                    -------------------------------
                                                          1998             1998
                                                    -------------    --------------

Current Liabilities:
Current maturities of long-term debt and capital
  lease obligations                                   $  1,696,134     $  2,371,662
Insurance premiums payable                              29,964,431       22,269,589
Income taxes payable                                          --          1,850,999
Accounts and commissions payable                         8,778,299        7,698,948
Accrued expenses and other current liabilities           5,549,893        6,211,572
                                                     ---------------    --------------
   Total current liabilities                            45,988,757       40,402,770
                                                     ---------------    --------------

Deferred revenues                                        8,016,135        6,987,541

Long-term debt and capital lease obligations             1,802,720        2,153,286

Deferred rent payable                                      551,117          608,736
                                                     ---------------    --------------
Total liabilities                                       56,358,729       50,152,333
                                                     ---------------    --------------

Commitments and contingencies

Stockholders' Equity:
   Common stock - $.007 par value:
     authorized   - 30,000,000 shares
     Issued; outstanding - 16,495,396 shares
      at Sept. 30, 1998 and 13,449,382 shares
      at March 31, 1998                                    115,468           94,146
   Additional paid-in capital                           15,305,712       14,124,700
   Accumulated other comprehensive income,
      net of taxes                                          75,657           85,608
   Retained earnings                                    17,342,256       17,975,951
                                                     ---------------    --------------
                                                        32,839,093       32,280,405
Less:  Deferred compensation                                (9,832)         (21,631)
Treasury stock - at cost, 612,700 shares
   at September 30, 1998 and 100,000 at
   March 31, 1998                                       (2,226,036)        (493,819)
                                                     ---------------    --------------
        Total Stockholders' Equity                      30,603,225       31,764,955
                                                     ---------------    --------------

        Total Liabilities and
            Stockholders'  Equity                    $ 86,961,954       $81,917,288
                                                     ===============    ==============


        See accompanying notes to condensed consolidated financial statements.

                                            3

                                  WARRANTECH CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                      For the Three Months Ended,                      For the Six Months Ended,
                                                            September 30,                                   September 30,
                                                       -------------------------                       --------------------------
                                                       1998              1997                      1998               1997
                                                       ------------      ------------              -------------      -------------

Gross revenues                                         $ 61,141,164      $ 50,191,635              $111,405,646      $103,518,665
Revenues deferred to future periods                        (971,806)         (606,841)               (1,752,757)       (1,165,049)
Deferred revenues earned                                    320,278           205,405                   611,179           354,454
                                                       ------------      ------------              -------------      -------------
Net revenues                                             60,489,636        49,790,199               110,264,068       102,708,070

Costs and expenses:
   Direct costs                                          45,469,541        35,822,264                82,004,757        74,767,349
   Service, selling, and general and administrative      13,235,901        10,817,861                27,412,748        22,132,636
   Depreciation and amortization                          1,137,027           774,995                 2,411,641         1,500,951
                                                       ------------      ------------              -------------      -------------
Total costs and expenses                                 59,842,469        47,415,120               111,829,146        98,400,936
                                                       ------------      ------------              -------------      -------------

Income (loss) from operations                               647,167         2,375,079                (1,565,078)        4,307,134

Other income                                                347,261           198,532                   517,221           395,911
                                                       ------------      ------------              -------------      -------------

Income (loss) before provision (benefit)
   for income taxes                                         994,428         2,573,611                 (1,047,857)       4,703,045
Provision (benefit) for income taxes                        401,495         1,003,931                   (414,162)       1,806,161
                                                       ------------      ------------              -------------      -------------

Net income (loss)                                          $592,933        $1,569,680                  ($633,695)      $2,896,884
                                                       ------------      ------------              -------------      -------------

Earnings per share:
   Basic                                                      $0.04             $0.12                     ($0.04)           $0.22
                                                       ------------      ------------              -------------      -------------
   Diluted                                                    $0.04             $0.10                     ($0.04)           $0.18
                                                       ------------      ------------              -------------      -------------

Weighted average number of shares outstanding:
   Basic                                                 16,043,736        13,204,446                 14,710,342       13,190,402
                                                       ------------      ------------              -------------      -------------
   Diluted                                               16,070,990        15,717,314                 15,417,404       15,705,676
                                                       ------------      ------------              -------------      -------------

        See accompanying notes to condensed consolidated financial statements.

                                  WARRANTECH CORPORATION AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                        For the Six Months Ended September 30,
                                                                        1998                         1997
                                                                        ---------------              -------------
Net cash provided by operating activities                                 $1,143,452                   $4,976,983
Cash flows from investing activities:
  Property and equipment purchased                                        (2,568,331)                  (2,129,103)
  Purchase of marketable securities                                         (205,420)                    (241,562)
  Proceeds from sales of marketable securities                               542,586                      184,225
                                                                        ---------------              -------------

Net cash used in investing activities                                     (2,231,165)                   (2,186,440)
                                                                        ---------------              -------------

Cash flows from financing activities:
   Decrease  (increase) in notes receivable                                   86,253                      (745,931)
   Proceeds from exercise of common stock options                            118,584                       298,350
   Tax benefit from exercise of common stock options                       1,083,750
   Purchase of treasury stock                                             (1,732,217)
   Repayments, notes and capital leases                                   (1,417,251)                   (1,118,340)
                                                                        ---------------              -------------
   Net cash used in financing activities                                  (1,860,881)                   (1,565,921)
                                                                        ---------------              -------------

Net increase (decrease) in cash and cash equivalents                      (2,948,594)                    1,224,622

Cash and cash equivalents at beginning of period                          24,062,052                    17,031,925
                                                                        ---------------              -------------

Cash and cash equivalents at end of period                               $21,113,458                   $18,256,547
                                                                        ---------------              -------------

Supplemental Cash Flow Information

Cash payments for:
   Interest                                                                 $237,720                      $157,962
                                                                        ---------------              -------------
   Income taxes                                                             $980,536                      $902,375
                                                                        ---------------              -------------

Non-Cash Investing and financing activities:
    Property and equipment financed through capital leases                  $391,157                      $869,595


        See accompanying notes to condensed consolidated financial statements.

                                     WARRANTECH CORPORATION AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                      September 30, 1998
                                                          (Unaudited)

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


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K and Form 10K/A for the year ended March 31, 1998.

Certain prior year amounts may have been reclassified to conform to current year presentation.

3. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and six month periods ended September 30, 1998 and 1997 are as follows:

                                                      For the Three Months Ended,                      For the Six Months Ended,
                                                            September 30,                                   September 30,
                                                       -------------------------                       --------------------------
                                                       1998              1997                      1998               1997
                                                       ------------      ------------              -------------      -------------
Net income (loss)                                        $592,933         $1,569,680                ($633,695)         $2,896,884
Other Comprehensive Income, net of tax
   Foreign currency translation adjustments                12,965            (36,255)                  (7,396)            (20,936)
   Unrealized gain(loss) on investments                    (1,422)             7,747                   (2,555)              5,046
                                                       ------------      ------------              -------------      -------------
Comprehensive income (loss)                              $604,476         $1,541,172                ($643,646)         $2,880,994

    The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and March 31, 1998 are as follows:


                                                        September 30,      March 31,
                                                            1998              1998
                                                       ------------      ------------
Unrealized gain on investments                             $4,500             $7,055
Foreign currency translation adjustments                   71,157             78,553
                                                       ------------      ------------
Accumulated other comprehensive income                    $75,657            $85,608
                                                       ------------      ------------

4. EARNINGS PER SHARE

The computation of earnings per share at September 30, 1998 and September 30, 1997 was as follows:

                                                      For the Three Months Ended,                      For the Six Months Ended,
                                                            September 30,                                   September 30,
                                                       -------------------------                       --------------------------
                                                       1998              1997                      1998               1997
                                                       ------------      ------------              -------------      -------------
Numerator:
-----------------------------------
   Net income (loss) applicable to common stock          $592,933         $1,569,680                ($633,695)         $2,896,884
                                                       ------------      ------------              -------------      -------------

Denominator
-----------------------------------
   Average outstanding shares  used in the
   computation of per share earnings:
      Common Stock issued-Basic shares                 16,043,736         13,204,446               14,710,342          13,190,402
      Stock Options (treasury method)                      27,254          2,512,868                  707,062           2,515,274
                                                       ------------      ------------              -------------      -------------
      Diluted shares                                   16,070,990         15,717,314               15,417,404          15,705,676
                                                       ------------      ------------              -------------      -------------
Earnings Per Common Share:
-----------------------------------
   Basic                                                    $0.04              $0.12                   ($0.04)              $0.22
   Diluted                                                  $0.04              $0.10                   ($0.04)              $0.18

5.  OTHER MATTERS

     On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised all of their vested options to purchase Warrantech common stock. A total of 3,000,000 shares were purchased, with payment by delivery of promissory notes payable over three years at an annual interest rate of 6%. The exercise of these options and the anticipated tax benefit from this transaction represents a combined investment of approximately $10 million.


6.  NEW ACCOUNTING PRONOUNCEMENTS

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

                            WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report are forward looking statements that involve risks and uncertainties. The Company makes such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward looking statements are based on management's beliefs and assumptions, as well as information currently available to management. Such beliefs and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current fiscal year and beyond. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including (a) prevailing economic conditions may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) unavailability of technical support personnel or increases in the rate of turnover of such personnel, reflecting increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs or (d) regulatory or legal changes affecting the Company's business, although none of these risks are anticipated at the present time. Should one or more of these or any other risks or uncertainties materialize, or should the underline assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.


Three Months Ended September 30, 1998 Compared to the Three Months ended September 30, 1997

Gross revenues for three month period ended September 30, 1998 increased $10.9 million or 21.8% to $61,141,164 as compared with $50,191,635 for the same period last year. This increase is directly attributable to increased revenue with new and existing customers resulting from continued market penetration in the Consumer Products, Automotive, Home Services and international markets.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $45,469,541 for the three month period ended September 30, 1998 as compared with $35,822,264 for the comparable period in Fiscal 1998. This increase is primarily attributable to the increase in gross revenues. The increase in direct costs as a percent of revenue sales is in part a result of increased sales in Home Services, an incremental business and new market.

Service, selling and general and administrative expenses for the three months ended September 30, 1998 were $13,235,901 as compared to $10,817,861 for the three months ended September 30, 1997, an increase of $2.4 million or 22.4%. The increase is primarily related to the increased revenue and higher payroll and payroll related costs. As a percentage of sales SG&A remained constant at 21.6% for the comparable periods. During the quarter, the Company benefited from several cost cutting and operational efficiency initiatives which included the reengineering of its call center processes. The Company reduced SG&A expenses $940,946 for the three months ended September 30, 1998 compared to the three months ended June 30, 1998. As a percentage of sales SG&A was reduced to 21.6% from 28.2% for the comparable periods.

The increase in depreciation and amortization of $362,032 for the three months ended September 30, 1998 compared to the same period last year is the result of capital additions related to the Company's ongoing upgrade of its computer systems and the additional equipment requirements resulting from the increase in service contracts in force.

The increase in other income for the three months ended September 30, 1998 compared to the three months September 30, 1997 is due primarily to increased interest income.

Net income for the three months ended September 30, 1998 amounted to $592,933 or $.04 per basic share as compared to $1,569,680 or $.12 per basic share for the comparable period in fiscal 1997.


Six Months Ended September 30, 1998 Compared to the Six Months Ended September 30, 1998

Gross revenues for the six months ended September 30, 1998 increased $7.9 million or 7.6% to $111,405,646 as compared with $103,518,665 for the same period last year. This increase is the result of the Company's efforts in expanding its market penetration in the personal computer industry as well as continued market penetration in the Consumer Products, Automotive, Home Services and international markets.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $82,004,757 for the six months ended September 30, 1998, as compared with $74,767,349 for the six months ended September 30, 1997. The increase is primarily attributable to the increases in gross revenues.

Service, selling and general and administrative expenses for the six months ended September 30, 1998 were $27,412,748, an increase of $5.3 million or 23.9% compared to $22,132,636 for the six months ended September 30, 1997. The increase is primarily related to the increased revenue and higher payroll and payroll related costs. As a percentage of sales SG&A increased to 24.6% for the six months ended September 30, 1998 as compared to 21.4% for the six months ended September 30, 1997. During the second quarter of Fiscal 1999, the Company benefited from several cost cutting and operational efficiency initiatives which included the reengineering of its call center processes. The Company reduced SG&A expenses $940,946 for the three months ended September 30, 1998 compared to the three months ended June 30, 1998. As a percentage of sales SG&A was reduced to 21.6% from 28.2% for the comparable periods.

The increase in depreciation and amortization of $911,050 for the six months ended September 30, 1998 compared to the same period last year is the result of capital additions related to the Company's ongoing upgrade of its computer systems and the additional equipment requirements resulting from the increase in service contracts in force.

The increase in other income for the six months ended September 30, 1998 compared to the six months September 30, 1997 is due primarily to increased interest income.

The net loss for the six months ended September 30, 1998 amounted to $633,695 or $.04 per basic share, compared to net income of $2,896,884 or $.22 per basic share for the comparable period in fiscal 1997.

Liquidity and Financial Resources

The Company has an ongoing relationship with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the six month period ended September 30, 1998 amounted to $391,157. The

Company has a line of credit with a bank, which provides for a maximum aggregate borrowing up to $10 million. The line of credit, which expires on November 30, 1998, is secured by certain accounts receivable. The Company is in the process of renewing this credit facility. At September 30, 1998, the Company did not have any borrowings under the line of credit.

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. Cash used by operations during the six months ended September 30, 1998 amounted to $1,143,452 which is principally attributable to the net loss from operations.

The effect of inflation has not been significant to the Company since its formation.


Readiness For Year 2000

The Company is currently in the process of addressing the business, financial, technical, legal, and other implications that arise due to the Year 2000 date issues. A comprehensive Year 2000 program was put into place during the last quarter of 1997. The primary goal of the Year 2000 program is to implement the changes needed to answer functionality in the Year 2000, as cost effectively and expeditiously as possible. Towards that goal, the Company has established the following objectives:

-    Implementation  of overall Year 2000 program
- Develop and implement a methodology for assessment, project planning, development, testing and implementation
-    Implement  a  business  partner management framework
-    Develop a risk management approach

     Scope

The scope of the Year 2000 program includes both InformationTechnology and non-Information Technology assets:

IT Assets:

-    Micro-computer software and hardware
-    In-house application software
-    Acquired third-party vendor application software
-    Operating system components
-    Proprietary mid-range computers
-    Network and communication hardware and software

Non-IT assets:

-    Energy management systems
-    Security systems
-    Fire protection systems
-    UPS systems
-    Automated HVAC systems
-    Elevators
-    Vaults


     Overall Project Plan

The Year 2000 program is structured into five major phases, with our overall objective to have Warrantech Corporation Year 2000 compliant by the end of Fiscal 1999 (March 31, 1999).

Phase                               Tasks                              Target Completion          Objectives
---------------                     ------------------                 ---------------------      ------------------
Formalize Project                   Define:                            November 1997              Communicate issues to
                                    -  Process                                                    management
                                    -  Roles
                                    -  Responsibilities                % Complete-100%
                                    -  Deliverables
---------------                     ------------------                 ---------------------      ------------------
Assessment                          Inventory of                       January 1998               - Define Scope
                                    systems affected                                              - Identify resource needs
                                                                       % Complete-100%              for 1998-99
                                                                                                  - Set expectations for future
                                                                                                    impact
---------------                     ------------------                 ---------------------      ------------------
Strategy Formulation                Develop projects and               March 1998                 Ensure necessary funding is
                                    estimates                          % Complete-100%            included in the Annual
                                                                                                  Operating Plan
---------------                     ------------------                 ---------------------      ------------------
Execute                             - Upgrade/develop new              March 31, 1999             Compliant systems
                                    - Test                             % Complete-50%
                                    - Employment
---------------                     ------------------                 ---------------------      ------------------


YEAR 2000 PROGRAM STATUS

Overall, the Company is at varying stages of readiness in each of the following functional areas:

-        Business Applications
-        Hardware
-        Major business partners

Business Applications

In conjunction with the Company's 1995 reengineering and restructuring initiatives, the Company began a complete process redesign and new system's architecture including desktops, networking, and development infrastructure, which is expected to be completed in March 1999. It is anticipated that these new systems, which are Year 2000 compliant, will replace substantially all of the Company's critical business application software.

As a result of this new architecture, the Company replaced significant portions of its software and hardware. In connection with such installation, the Company's vendors have represented to the Company that the new hardware and applications software are Year 2000 compliant. Therefore, the Company's existing information technology systems are 100% compliant.

The total cost of the Year 2000 project is estimated at $250,000 and is being funded through operating cash flows. To date the Company has incurred approximately $50,000 related to the Year 2000 project. All Year 2000 costs are expensed as incurred.

A full application survey, by subsidiary, has been completed and remediation strategies created. Critical third-party packaged software vendors have been identified and assessed for compliance. Contingency plans will be developed and put into place after testing is performed on compliant versions of the software package. Alternate vendors will be identified, if necessary.

Compliance statements identifying software product release levels have been received. Software upgrade implementation and testing plans are in the process of being scheduled. Outside vendors and internal resources will be used to implement third-party software upgrades.


Hardware

A complete computer, telecommunications, and office equipment hardware inventory has been taken by each functional area. Manufacturer compliance plans and timing have been requested. Plans to install new/upgraded products and to test products for compliance in local environments are being developed.

The Company has standardized desktop and server platforms, Gateway and Compaq, respectfully. Risk assessment on current hardware inventory is low. Manufacturers of 95% of the Company's desktop and server hardware have published compliance assertions. Their published compliance assertions are not a substitute for a formal statement of vendor intent targeted to a specific product. The Company has sent vendor certification letters to all vendors to document their Year 2000 strategies. An assessment of critical vendors' commitment to compliance has been performed. A risk factor rating system has been applied to all vendors. A vendor letter has been sent to obtain formal vendor commitments.

Major Business Partners

Customers:

Critical to performing service contract administration is the ability to acquire contract sales data from our customers. Due to the nature of the service contract business (five-year contract expiration dates, etc.) electronic data import modules have been programmed to interpret the criteria based upon data windowing techniques. In the event sales data is not available, the ability to verify and administer should not be impeded due to the current processes already in place at many of the subsidiaries.

The Company has identified critical customers and suppliers and is assessing their plans and progress in addressing the Year 2000 problem.

Customer letters requesting certification, compliance plans and timing have been sent to all of the Company's major customers. As part of system's development, data acquisition (electronic data feeds) from major customers is being redeveloped. This process will allow the Company to identify, review, and compensate for inadequacies in the customer's internal data reporting processes. The Company will supply customers with modern EDI software interfaces and help them achieve Year 2000 compliant reporting methods. The Company will also identify alternative reporting methods should the need arise.

Insurance Companies:

Insurance companies require the Company to report sales and claims information periodically. As part of system's development, the Company is redeveloping its data feeds and should be fully Year 2000 compliant at the end of the Company's fourth quarter fiscal period (March 1999).


RESULTS ON OPERATIONS

The Company has ascertained that failure to alleviate the Year 2000 problem within its application systems could result in possible failure or miscalculations causing disruptions of operations. These problems could be substantially alleviated with manual processing. However, this would cause delays and additional costs to the administration process. The Company has identified the following key areas at risk:

-  Call Center operations
-  Contract sales acquisition
-  Service fulfillment
-  Payment of invoices
-  Insurance company reporting
-  Financial reporting

Contingency plans are being developed to address each area of risk depending upon levels and magnitude of risk.

Worst Case Scenarios

          Scenario I                                                          Contingency Plan
---------------------------------------------------------                --------------------------------------
- External vendors telecommunications systems do not work                - Developing vendor redundancy plans to
                                                                           minimize impact on operations
---------------------------------------------------------                --------------------------------------
          Scenario II                                                         Contingency Plan
---------------------------------------------------------                --------------------------------------
- Customers' Point of Sales systems cannot record sales                  - Manual entry of contract sales
---------------------------------------------------------                --------------------------------------
          Scenario III                                                        Contingency Plan
---------------------------------------------------------                --------------------------------------
- Internal systems breakdown                                             - Manual operations
---------------------------------------------------------                --------------------------------------
          Scenario IV                                                         Contingency Plan
---------------------------------------------------------                --------------------------------------
- Banking system failure                                                 - Temporary increase in short-term cash holdings
---------------------------------------------------------                --------------------------------------


Based upon current information, the Company does not anticipate costs associated with the Year 2000 issue to have a material financial impact. However, there can be no assurances that there will not be interruptions or other limitations of financial and operating systems functionality, or other problems which cannot be anticipated at this time, or that the Company will not incur significant financial costs to avoid such interruptions, limitations or other problems. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to have a greater financial impact than currently anticipated. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that contain two-digit year codes, the nature and amount of programming required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs, and the success of the Company's partnerships in addressing the Year 2000 issue.

PART II. Other Information

Item 1.       Legal Proceedings

              Not applicable

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Not applicable.

Item 6 (a)    Exhibits

               (27)        Financial Data Schedule

Item 6        Reports on Form 8-K

              Report on Form 8-K reporting item 4, dated August 28, 1998 filed September 4, 1998.

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


Date:  November 13, 1998

                                             S/N/S  Richard F. Gavino

                                   Richard F. Gavino - Executive Vice President and Chief Financial Officer


Date:  November 13, 1998