Form 10-Q
period 1998-12-31
WARRANTECH CORP
filed 1999-02-12
CIK 735571

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended December 31, 1998

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

             Class                          Outstanding at February 1, 1999
Common stock, par value $.007 per share            15,473,033 shares

                    WARRANTECH CORPORATION AND SUBSIDIARIES


                                  I N D E X

                                                                    Page No.
PART I  -  Financial Information:


           Item 1.  Financial Statements:

           Condensed Consolidated Balance Sheet at December 31, 1998
           (Unaudited) and March 31, 1998...................            3


           Condensed Consolidated Statement of Operations
            For the Three and Nine Months Ended December 31, 1998
            and 1997 (Unaudited) ............................           4


           Condensed Consolidated Statement of Cash Flows
            For the Nine Months Ended December 31, 1998
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

                        WARRANTECH CORPORATION AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEET

A S S E T S
                                                      (Unaudited)
                                                     December 31,        March 31,
                                                    -------------------------------
                                                          1998             1998
                                                    -------------    --------------

Current Assets:
Cash and cash equivalents                           $   3,832,973    $  24,062,052

Investments in marketable securities                    2,012,841          537,924


Accounts receivable, (net of allowances of $894,041
and $1,223,173, respectively)                          51,626,784       27,878,335


Other receivables, net                                  4,849,038        2,197,405
Prepaid expenses and other current assets               2,051,588        1,775,316
                                                     ---------------    --------------
   Total Current Assets                                64,373,224       56,451,032
                                                      -------------    --------------


Property and Equipment,  net                           15,620,829       13,639,921
                                                      -------------    --------------

Other Assets:
Excess of cost over fair value of assets acquired
   (net of accumulated amortization of
    $4,714,796 and $4,212,956, respectively)             3,443,737       3,945,577
Deferred income taxes                                    3,612,845       3,085,311
Investments in marketable securities                     2,166,384       1,967,817
Restricted cash                                            800,000         800,000
Split dollar life insurance policies                     1,352,109       1,054,045
Notes receivable                                           543,849         654,068
Collateral security fund                                   199,389         199,389
Other assets                                               138,116         120,128
                                                      -------------    --------------

          Total Other Assets                            12,256,429      11,826,335
                                                      -------------    --------------

                Total Assets                          $ 92,250,482     $81,917,288
                                                      =============    ==============

LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
                                                      (Unaudited)
                                                      December 31,     March 31,
                                                    -------------------------------
                                                          1998             1998
                                                    -------------    --------------

Current Liabilities:
Current maturities of long-term debt and capital
  lease obligations                                   $  1,983,832     $  2,371,662
Insurance premiums payable                              31,819,483       22,269,589
Income taxes payable                                     1,096,235        1,850,999
Accounts and commissions payable                         8,526,580        7,698,948
Accrued expenses and other current liabilities           6,555,114        6,211,572
                                                     ---------------    --------------
   Total current liabilities                            49,981,244       40,402,770
                                                     ---------------    --------------

Deferred revenues                                        8,851,241        6,987,541

Long-term debt and capital lease obligations             2,050,036        2,153,286

Deferred rent payable                                      515,257          608,736
                                                     ---------------    --------------
Total liabilities                                       61,397,778       50,152,333
                                                     ---------------    --------------

Commitments and contingencies

Stockholders' Equity:
   Common stock - $.007 par value:
     authorized   - 30,000,000
Shares
     issued - 16,498,333 shares at Dec 31, 1998
     and 13,449,382 shares at March 31, 1998               115,488           94,146
   Additional paid-in capital                           15,226,557       14,124,700
   Accumulated other comprehensive income,
      net of taxes                                         (24,164)          85,608
   Retained earnings                                    19,159,318       17,975,951
                                                     ---------------    --------------
                                                        34,477,199       32,280,405
Less:  Deferred compensation                                (3,933)         (21,631)
Treasury stock - at cost, 1,025,300 shares
   at December 31, 1998 and 100,000 at
   March 31, 1998                                       (3,620,562)        (493,819)
                                                     ---------------    --------------
        Total Stockholders' Equity                      30,852,704       31,764,955
                                                     ---------------    --------------

        Total Liabilities and
            Stockholders'  Equity                    $ 92,250,482       $81,917,288
                                                     ===============    ==============


        See accompanying notes to condensed consolidated financial statements.

                                            3

                                  WARRANTECH CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                         For the Three Months Ended               For the Nine Months Ended
                                                                 December 31,                             December 31,

                                                  -------------------  -------------------  -------------------  -------------------
                                                         1998                 1997                 1998                 1997
                                                  -------------------  -------------------  -------------------  -------------------
Gross revenues                                           $59,578,186          $53,224,914         $170,983,832         $156,743,579
Revenues deferred to future periods                      (1,196,007)            (887,704)          (2,948,764)          (2,052,753)
Deferred revenues earned                                     409,533              259,020            1,020,712              613,474
                                                  -------------------  -------------------  -------------------  -------------------
Net revenues                                              58,791,712           52,596,230          169,055,780          155,304,300

Costs and expenses:
   Direct costs                                           40,921,039           36,595,198          122,925,796          111,362,547
   Service, selling, and general and
   administrative                                         13,756,606           13,673,500           41,169,354           35,806,136
   Depreciation and amortization                           1,336,174              935,164            3,747,815            2,436,115
                                                  -------------------  -------------------  -------------------  -------------------
Total costs and expenses                                  56,013,819           51,203,862          167,842,965          149,604,798
                                                  -------------------  -------------------  -------------------  -------------------

Income from operations                                     2,777,893            1,392,368            1,212,815            5,699,502

Other income                                                 311,217              253,855              828,438              649,766
                                                  -------------------  -------------------  -------------------  -------------------

Income before provision for income taxes                   3,089,110            1,646,223            2,041,253            6,349,268
Provision for income taxes                                 1,272,048              633,899              857,886            2,440,060
                                                  -------------------  -------------------  -------------------  -------------------

Net income                                                $1,817,062           $1,012,324           $1,183,367           $3,909,208
                                                  ===================  ===================  ===================  ===================

Earnings per share:
    Basic                                                      $0.12                $0.08                $0.08                $0.30
                                                  ===================  ===================  ===================  ===================
    Diluted                                                    $0.12                $0.06                $0.08                $0.25
                                                  ===================  ===================  ===================  ===================

Weighted average number of shares outstanding:
    Basic                                                 15,520,411           13,284,760           14,981,328           13,228,056
                                                  ===================  ===================  ===================  ===================
    Diluted                                               15,531,938           15,786,572           15,401,092           15,785,414
                                                  ===================  ===================  ===================  ===================

       See accompanying notes to condensed consolidated financial statements.

                                   WARRANTECH CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)


                                                                   For the Nine Months Ended December 31,
                                                                ---------------------------------------------
                                                                        1998                     1997
                                                                --------------------     --------------------
Net cash provided by (used in) operating activities                   ($11,019,811)               $7,339,879
Cash flows from investing activities:
  Property and equipment purchased                                      (3,813,415)               (3,062,217)
  Business acquisition                                                   -                        (1,301,999)
  Purchase of marketable securities                                     (2,205,420)                 (447,253)
  Proceeds from sales of Marketable securities                              542,586                  383,368
                                                                --------------------     --------------------
Net cash used in investing activities                                   (5,476,249)               (4,428,101)
                                                                --------------------     --------------------
Cash flows from financing activities:
    Decrease  (increase) in notes receivable                               110,219                  (666,705)
    Proceeds from exercise of common stock options                          39,449                   840,214
    Tax benefit from exercise of common stock options                    1,083,750                  -
    Purchase treasury stock                                             (3,126,743)                 -
    Repayments, notes and capital leases                                (1,839,694)               (1,651,085)
                                                                --------------------     --------------------
    Net cash (used in) financing activities                             (3,733,019)               (1,477,576)
                                                                --------------------     --------------------

Net increase (decrease) in cash and cash equivalents                   (20,229,079)                1,434,202

Cash and cash equivalents at beginning of period                        24,062,052                17,031,925
                                                                --------------------     --------------------

Cash and cash equivalents at end of period                              $3,832,973               $18,466,127
                                                                ====================     ====================

Supplemental Cash Flow Information

Cash payments for:
   Interest                                                               $346,967                  $262,878
                                                                ====================     ====================
   Income taxes                                                         $1,033,436                $2,132,175
                                                                ====================     ====================

Non-Cash Investing and financing activities
    Property and equipment financed through capital leases              $1,348,614                $1,373,450
                                                                ====================     ====================


       See accompanying notes to condensed consolidated financial statements.

                                   WARRANTECH CORPORATION AND SUBSIDIARIES
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       December 31, 1998
                                                          (Unaudited)


1.  THE COMPANY

Warrantech Corporation ("Warrantech" or the "Company"), through its wholly-owned subsidiaries, Warrantech Automotive, Inc., Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., Warrantech Direct, Inc., Warrantech Home Service Company and Warrantech International, Inc., markets and administers service contract programs for retailers, distributors and manufacturers of automobiles, homes, home appliances, home entertainment products, computers and peripherals, and office and communication equipment. The Company operates call centers which provide technical and computer services and is currently doing business in the United States, Puerto Rico, Mexico, Canada, Caribbean, South America and the United Kingdom. Additionally, third-party administrative services are provided to manufacturers of consumer and automotive products and other business entities requiring such services. The actual repair service under such extended service contracts and limited warranties is provided by third party repair facilities and the cost of such repair services is borne by the insurance companies. The predominant terms of the contracts and manufacturers' warranties range from twelve (12) to eighty-four (84) months.


2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K and Form 10K/A for the year ended March 31, 1998.

Certain prior year amounts may have been reclassified to conform to current year presentation.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and nine month periods ended December 31, 1998 and 1997 are as follows:

                                                    For the Three Months Ended              For the Nine Months Ended
                                               -----------------   -----------------   ------------------   ---------------

                                                           December 31,                            December 31,
                                               -----------------   -----------------   ------------------   ---------------
                                                     1998                1997                 1998               1997
                                               -------------------------------------   ------------------------------------
Net income                                           $1,817,062          $1,012,324           $1,183,367        $3,909,208

Other Comprehensive Income, net of tax
   Foreign currency translation adjustments            (100,464)             41,577             (107,860)           20,641
   Unrealized gain(loss) on investments                     643               3,265               (1,912)            8,311

                                               -----------------   -----------------   ------------------   ---------------
Comprehensive Income                                 $1,717,241          $1,057,166           $1,073,595        $3,938,160
                                               =================   =================   ==================   ===============

The components of accumulated other comprehensive income, net of related tax, at December 31, 1998 and March 31, 1998 are as follows:


                                              December 31,          March 31,
                                                  1998                1998
                                           -----------------   -----------------
Unrealized gain(loss) on investments                 $5,143              $7,055
Foreign currency translation adjustments            (29,307)             78,553
                                           -----------------   -----------------
Accumulated other comprehensive income             ($24,164)            $85,608
                                           =================   =================

4. EARNINGS PER SHARE

The computation of earnings per share at December 31, 1998 and December 31, 1997 was as follows:


                                                    For The Three Months Ended          For The Nine Months Ended
                                                            December 31,                      December 31,
                                                         1998             1997             1998             1997
                                                    --------------   --------------    -------------   ---------------
Numerator:
------------------------------------------
   Net income applicable to common stock               $1,817,062       $1,012,324       $1,183,367        $3,909,208
                                                    ==============   ==============    =============   ===============

Denominator
------------------------------------------
    Average outstanding shares  used in the
    computation of per share earnings:
      Common Stock issued-Basic shares                 15,520,411       13,284,760       14,981,328        13,228,056
      Stock Options (treasury method)                      11,527        2,501,812          419,764         2,557,358
                                                    --------------   --------------    -------------   ---------------
      Diluted shares                                   15,531,938       15,786,572       15,401,092        15,785,414
                                                    ==============   ==============    =============   ===============
Earnings Per Common Share:
------------------------------------------
   Basic                                                    $0.12            $0.08            $0.08             $0.30
   Diluted                                                  $0.12            $0.06            $0.08             $0.25



5.  NEW ACCOUNTING PRONOUNCEMENTS

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

                                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward looking statements that involve risks and uncertainties. The Company makes such forward looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward looking statements are based on management's beliefs and assumptions, as well as information currently available to management. Such beliefs and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current fiscal year and beyond. Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including (a) prevailing economic conditions may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) unavailability of technical support personnel or increases in the rate of turnover of such personnel, reflecting increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, (d) regulatory or legal changes affecting the Company's business, or (e) loss of business from, or significant change in relationship with, any major customer of the Company. Should one or more of these or any other risks or uncertainties materialize, or should the underline assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.


Three Months Ended December 31, 1998 Compared to the Three Months ended December 31, 1997

Gross revenues for the three month period ended December 31, 1998 increased $6.4 million or 11.9% to $59,578,186 as compared with $53,224,914 for the same period last year. This increase is directly attributable to increased revenue with new and existing customers resulting from continued market penetration in the Consumer Products, Help Desk, Home Services and International markets. The Company realized through its Help Desk subsidiary during the quarter increased revenue relating to CompUSA's acquisition of Computer City.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $40,921,039 for the three month period ended December 31, 1998 as compared with $36,595,198 for the comparable period last year. This increase is primarily attributable to the increase in gross revenues. Gross margin as a percent of gross revenues increased slightly to 31.3% compared to 31.2% last year.

Service, selling and general and administrative expenses for the three months ended December 31, 1998 were $13,756,606 as compared to $13,673,500 for the three months ended December 31, 1997. This increase is primarily due to the increase in sales. SG&A as a percentage of sales improved to 23.1% for the third quarter, versus 25.7% for the third quarter of fiscal 1998 and 28.2% for the first quarter of fiscal 1999. This decrease is the result of the re-engineering of the Company's call center processes and other cost cutting initiatives which began in the second quarter of the current fiscal year.

Depreciation and amortization increased $401,010 to $1,336,174 for the three months ended December 31, 1998 compared to $935,164 for the same period last year primarily as the result of capital additions related to the Company's ongoing upgrade of its computer systems.

Net income for the three months ended December 31, 1998 amounted to $1,817,062 or $.12 per diluted share as compared to $1,012,324 or $.06 per diluted share for the comparable period last year.


Nine Months Ended December 31, 1998 Compared to the Nine Months Ended December 31, 1997

Gross revenues for the nine months ended December 31, 1998 increased $14.2 million or 9.1% to $170,983,832 as compared with $156,743,579 for the same period last year. This increase is the result of the Company's efforts in expanding its market penetration in the personal computer industry as well as continued market penetration in the Automotive, Home Services and International markets.

Direct costs are those costs directly related to the production and acquisition of service contracts. Direct costs were $122,925,796 for the nine months ended December 31, 1998, as compared with $111,362,547 for the nine months ended December 31, 1997. The increase is primarily attributable to the increase in gross revenues. Gross margins as a percent of gross revenue decreased to 28.1% for the nine months ended December 31, 1998 compared to 29.0% for the comparable period. This decrease is primarily attributable to increased sales in the Home Services division, a lower margin incremental business.

Service, selling and general and administrative expenses for the nine months ended December 31, 1998 were $41,169,354, an increase of $5.4 million or 15.0% compared to $35,806,136 for the nine months ended December 31, 1997. The increase is primarily related to the increased revenue and higher payroll and payroll related costs. As a percentage of sales SG&A increased to 24.1% for the nine months ended December 31, 1998 as compared to 22.8% for the nine months ended December 31, 1997.

Depreciation and amortization increased $1,311,700 to $3,747,815 for the nine months ended December 31, 1998 compared to $2,436,115 for the same period last year primarily as the result of capital additions related to the Company's ongoing upgrade of its computer systems.

Net income for the nine months ended December 31, 1998 amounted to $1,183,367 or $.08 per diluted share, compared to net income of $3,909,208 or $.25 per diluted share for the comparable period last year.


Liquidity and Financial Resources

The Company has an ongoing relationship with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the nine month period ended December 31, 1998 amounted to $1,348,614. The Company has a line of credit with a bank, which provides for a maximum aggregate borrowing up to $10 million. The line of credit, which expires on August 16, 1999, is secured by certain accounts receivable. The Company is in the process of renewing this credit facility. During the nine months ended and as of

December 31, 1998, the Company did not have any borrowings under the line of credit.

Cash used by operations during the nine months ended December 31, 1998 amounted to $11,019,811 which is directly attributable to the temporary increase in accounts receivable offset in part by increases in insurance premiums payable. During the nine months ended December 31, 1998, the Company's cash position decreased from $24,620,000 to $3,833,000, while its accounts receivable increased from $27,878,000 to $51,627,000, resulting from the temporary delay in receipt of payments for contracts closed prior to December 31, 1998. During the nine months ended December 31, 1998, the Company's investments in marketable securities increased by $1,673,484 to $4,179,225. As of February 5, 1999, the Company's cash and cash equivalents returned to a normal level of approximately $15,000,000. The reduction in cash and cash equivalents also reflects expenditures to purchase an aggregate of 925,300 shares of the Company's common stock for treasury purposes during the nine months ended December 31, 1998. The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months.

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


Non-IT assets:

-  Energy management systems
-  Security systems
-  Fire protection systems
-  UPS systems
-  Automated HVAC systems
-  Elevators
-  Vaults

Overall Project Plan

The Year 2000 program is structured into five major phases, with our overall objective to have Warrantech Corporation Year 2000 compliant by the end of June 30, 1999.


Phase                               Tasks                              Target Completion          Objectives
---------------                     ------------------                 ---------------------      ------------------
Formalize Project                   Define:                            November 1997              Communicate issues to
                                    -  Process                                                    management
                                    -  Roles
                                    -  Responsibilities                % Complete-100%
                                    -  Deliverables
---------------                     ------------------                 ---------------------      ------------------
Assessment                          Inventory of                       January 1998               - Define Scope
                                    systems affected                                              - Identify resource needs
                                                                       % Complete-100%              for 1998-99
                                                                                                  - Set expectations for future
                                                                                                    impact
---------------                     ------------------                 ---------------------      ------------------
Strategy Formulation                Develop projects and               March 1998                 Ensure necessary funding is
                                    estimates                          % Complete-100%            included in the Annual
                                                                                                  Operating Plan
---------------                     ------------------                 ---------------------      ------------------
Execute                             - Upgrade/develop new              June  30, 1999             Compliant systems
                                    - Test                             % Complete-50%
                                    - Employment
---------------                     ------------------                 ---------------------      ------------------



YEAR 2000 PROGRAM STATUS

Overall, the Company is at varying stages of readiness in each of the following functional areas:

     -   Business Applications
     -   Hardware
     -   Major business partners


Business Applications

In conjunction with the Company's 1995 reengineering and restructuring initiatives, the Company began a complete process redesign and new system's architecture including desktops, networking and development infrastructure, which is expected to be completed in June 1999. It is anticipated that these new systems, which are Year 2000 compliant, will replace substantially all of the Company's critical business application software.

As a result of this new architecture, the Company replaced significant portions of its software and hardware. In connection with such installation, the Company's vendors have represented to the Company that the new hardware and applications software are Year 2000 compliant. Therefore, the Company's existing information technology systems are 100% compliant.

The total cost of the Year 2000 project is estimated at $250,000 and is being funded through operating cash flows. To date the Company has incurred approximately $100,000 related to the Year 2000 project. All Year 2000 costs are expensed as incurred.

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


Insurance Companies:

Insurance companies require the Company to report sales and claims information periodically. As part of systems development, the Company is redeveloping its data feeds and should be fully Year 2000 compliant at the end of the Company's first quarter fiscal period ending June 30, 1999.


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

Item 4.       Submission of Matters to Vote of Security Holders

              At the Company's Annual Meeting of Shareholders held on October 27, 1998, the shareholders elected the following to serve as directors until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified.

                                                For                     Withheld

              Joel San Antonio              12,404,274                   200,273
              William Tweed                 12,404,274                   200,273
              Jeffrey J. White              12,404,124                   200,423
              Lawrence Richenstein          12,404,274                   200,273
              Gordon A. Paris               12,404,274                   200,273

              In addition, the shareholders approved the 1998 Stock Option Plan
              by a vote of  12,208,562  for,  345,  281  against,  and   50,704
              withheld.

Item 5.       Other Information

              Not applicable.

Item 6 (a)                 Exhibits

               (27)        Financial Data Schedule

Item 6        Reports on Form 8-K

              Not applicable

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


Date:  February 11, 1999

                                             S/N/S  Richard F. Gavino

                                   Richard F. Gavino - Executive Vice President and Chief Financial Officer


Date:  February 11, 1999