Form 10-K
period 1999-03-31
WARRANTECH CORP
filed 1999-08-04
CIK 735571

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
(Mark One)
[  X  ]                                              FORM 10-K
                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                                     For the fiscal year ended March 31, 1999
                                                            OR
[    ]                  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from _______ to _______

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

               Securities registered pursuant to Section 12(g) of the Act:
                                           Common Stock, $.007 par value
________________________________________________________________________________
                                              (Title of Class)

     Indicate by checkmark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes __X__                  No_______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [ ].

                    _______________________________

     The number of shares outstanding of the Registrant's common stock is 15,222,861 as of August 2, 1999.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $14,459,639 as of August 2, 1999.

DOCUMENTS  INCORPORATED  BY REFERENCE

None.

Index to Exhibits is on page 29
Document contains 61 pages

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

Item 1.           Business

     Warrantech Corporation, through its wholly owned subsidiaries, markets and administers service contracts and extended warranties. The Company is a third party administrator for a variety of dealer/clients in selected industries and offers call center and technical computer services. The Company assists dealer/clients in obtaining insurance policies from highly rated independent insurance companies for all contracts and programs offered. The insurance company is then responsible for the cost of repairs or replacements for the contracts administered by Warrantech.

     The Company operates under three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, recreational vehicles and automotive components. These products are sold principally by franchised and independent automobile dealers, leasing companies, repair facilities, retail stores and financial institutions. The Consumer Products segment markets and administers extended warranties on household appliances, electronics and homes. These products include home appliances, consumer electronics, televisions, computers, home office equipment and homes. These products are sold principally by retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also direct markets these products to the ultimate consumer through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States predominately the same products and services of the other business segments. The International segment is currently operating in the United Kingdom, Central and South America, Puerto Rico and the Caribbean.

     The predominant terms of the service contracts and extended warranties range from twelve (12) to eighty-four (84) months. The Company acts as a third party administrator on behalf of the dealer/clients and insurance companies. The actual repairs and replacements required under the service contract agreements are performed by independent third party authorized repair facilities. While the dealer/retailer, and, in some instances, a Company subsidiary, are the sellers of the service contract, the cost of these repairs is borne by the insurance companies which have the ultimate responsibility for the claims. The insurance policy indemnifies the dealer/clients and the Company's subsidiary against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

     The Company's service contract programs benefit consumers with expanded and/or extensions of product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Such coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's service contract programs benefit the dealer/clients by providing enhanced value to the goods and services they offer. It also provides the opportunity for increased revenue and income while outsourcing the costs and responsibilities of operating an extended warranty program.

Warrantech Automotive Segment

     The Company's Automotive segment markets and administers vehicle service contract ("VSC") programs, credit life and other related automotive after-sale products, all of which enhance the profitability of the sale of automobiles, light trucks, recreational vehicles and automotive components. These products are sold principally by franchised and independent automobile dealers, leasing companies, repair facilities, retail stores, and financial institutions.

     Additionally, Warrantech Automotive has expanded its efforts in the automotive field to provide administrative expertise and secure the placement of insurance coverage to other parties requiring such services on either VSC's or similar products.

     The VSC is a contract between the dealer/lessor (and in some states Warrantech Automotive) and the vehicle purchaser/lessee that offers coverage which runs from twelve (12) to eighty-four (84) months and/or 1,000 to 100,000 miles. Coverage is afforded in the event of the failure of a broad range of mechanical components that occurs during the term of the VSC, exclusive of failures covered by a manufacturers warranty.

     The programs marketed and administered by Warrantech Automotive require that the dealer enter into an agreement whereby Warrantech Automotive is the provider of services to the dealer. Among these services is the development and distribution of marketing materials, processing of dealer produced VSC's, and the administration and payment of claims filed by contract holders under the terms of their VSC.

     Warrantech Automotive utilizes the services of independent agents to call on dealers to solicit their use of the VSC programs. At this time, Warrantech Automotive is represented by more than 90 agents in 46 states as well as Canada.

     With respect to the VSC programs which Warrantech Automotive markets and administers, liability is borne by insurers who have issued insurance policies to assume this risk in exchange for the payment of agreed upon premiums and fees. The Company recently reached an agreement with Reliance Insurance Group (Reliance) pursuant to which Reliance will insure effective January 1, 1999, all of the Warrantech Automotive VSC programs. Effective from March 1, 1993, insurance for the Warrantech Automotive VSC programs was provided by the New Hampshire Insurance Company and other American International Group, Inc. ("AIG") member companies.

     Essential to the success of Warrantech Automotive is its ability to capture, maintain, track and analyze all relevant data regarding a VSC. To support this function, the Company operates proprietary software developed internally that consists of custom designed relational databases with interactive capabilities. This configuration provides ample capacity and processing speed for current requirements as well as the ability to support significant future growth in this area.


Warrantech Consumer Products Segment

     The Company's Consumer Product segment develops, markets and administers consumer product extended warranties on household appliances, electronics and homes and offers call center and technical computer services. These products include home appliances, consumer electronics, televisions, computers, home office equipment and homes. These products are sold principally through retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also direct markets these products to the ultimate consumer through telemarketing and direct mail campaigns.

     The Warrantech Consumer Product segment has developed a niche market by specializing in the personal computer industry. This segment has expanded to include some of the premier retailers and distributors of computer and computer related products. The call center is staffed by technical services representatives with extensive training in computers and peripherals.

     The Consumer Products segment has one significant customer, CompUSA, which accounted for approximately 48% of revenue of this business segment. The Company has notified CompUSA of premium increases imposed by CIGNA Insurance Company. On June 24, 1999, CompUSA publicly announced as part of a major corporate restructuring their intentions to leverage their internal call center capabilities by taking over customer contact regarding extended warranty repair calls. On June 28, 1999, Warrantech received formal notification of termination from CompUSA effective July 28, 1999.

     The Warrantech Consumer Product segment also develops, markets and administers service contract programs in the United States covering mechanical breakdowns of the working systems and components in homes. The core program protects homeowners against the cost of repairs in case of a breakdown of one or more of the major home systems including heating and air conditioning, plumbing, electrical, and built-in appliances. The Warrantech Home Service warranty is one of the first of its kind. It offers greater protection than what has been available until now and it provides this security at a lower cost.

     The programs marketed and administered by Warrantech Consumer Products require that the selling dealer, distributor or manufacturer enter into an agreement with Warrantech that outlines the duties of each party. Those duties specifically assumed by Warrantech Consumer Products include the development and distribution of marketing materials, sales and motivational training, processing of service contracts, operating a call center and the adjustment and payment of claims. Warrantech has also entered into service center agreements with independent third party authorized repair facilities located throughout North America.

     In exchange for agreed upon premiums and fees, the liability for claims incurred by service contracts issued by a dealer, distributor or manufacturer have been assumed by CIGNA Insurance Company (CIGNA). At the present time, in addition to CIGNA, certain programs offered by Warrantech Consumer Products are being insured by Tokio Marine & Fire Insurance Company, Zurich American Insurance and certain AIG member companies.

     It is essential to the success of Warrantech Consumer Products that it be able to capture, maintain, and analyze all relevant information about its service contracts. To support this function, Warrantech has internally developed application programs that allow the tracking of a database for millions of service contracts. This also allows for the development of current and historical statistical data, which is used to monitor its service, contract program's performance, and will also support significant growth of Warrantech's Consumer Product business.


Warrantech International Segment

     In July 1995, Warrantech International, Inc. (WII) acquired Home Guarantee Corporation plc (subsequently renamed Warrantech Europe Plc.), a British company which markets home warranty products in the United Kingdom covering mechanical breakdowns of the working systems and components in homes (e.g., furnaces, electrical and plumbing systems, and major appliances). In addition to home warranty products, Warrantech Europe's business has expanded to include extended warranties on a wide range of products including automobiles, business equipment, office and home computers, mobile telephones, and major appliances as well as credit card enhancement programs similar to those marketed in the United States. This subsidiary also provides database management, marketing, training, brokerage services, and customer care service for clients in the automotive, financial, manufacturing, retail and service sectors, including other segments of the Company.

     WII also conducts its efforts on a direct basis and has developed relationships with retailers and distributors throughout Puerto Rico, Central and South America. The Company is currently doing business in Mexico, Chile and Guatemala.

Sales and Marketing

     The sales and marketing activities of Warrantech are managed by each segment's own sales and marketing personnel. In certain circumstances, the business segments have entered into marketing agreements with independent organizations that solicit dealers at their own expense, and receive a commission on all service contracts sold by such dealers.

     The Warrantech business segments foster awareness of their respective programs through cooperative advertising programs, which may be jointly funded by Warrantech and the client/dealer or independent agent.

     Sales training and motivational programs are a primary form of specialized assistance provided by the Company to retailers/dealers, distributors and manufacturers, to assist them in increasing the effectiveness and profitability of their service contract program sales efforts. The Company develops materials and conducts educational seminars. These seminars are conducted either at the client's place of business, an offsite facility or at the Company's state-of-the-art training facility at its Euless, Texas administrative offices. This facility features the latest in audio/video technology that enhances the training and learning experience.

     Warrantech also direct markets to the ultimate consumer through telemarketing and direct mail campaigns. The direct marketing campaigns generate sales through renewals of expiring contracts and second-effort sales to customers who did not buy at the time of purchase.

Significant Customers

     The Company has one significant customer, CompUSA, which accounted for approximately 24%, 24% and 23%, respectively, of consolidated gross revenues for the years ended March 31, 1999, 1998 and 1997. The Company has notified CompUSA of premium increases imposed by CIGNA Insurance Company. On June 24, 1999, CompUSA publicly announced as part of a major corporate restructuring their intentions to leverage their internal call center capabilities by taking over customer contact regarding extended warranty repair calls. On June 28, 1999, Warrantech received formal notification of termination from CompUSA effective July 28, 1999. The loss of CompUSA will have a significant impact on future revenues. However, the Company believes that this customer has not contributed significantly to net income and therefore will not be material to operating results.

Competition

     Warrantech competes with a number of independent administrators, divisions of distributors and manufacturers, financial institutions and insurance companies. While the Company believes that it occupies a preeminent position among competitors in its field, it may not be the largest marketer and administrator of service contracts and limited warranties, and some competitors may have greater operating experience, more employees and/or greater financial resources. Further, many manufacturers, particularly those producing motor vehicles, market and administer their own service contract programs for and through their dealers.


Insurance Coverage

     Liability for performance under the terms of service contracts and limited warranties issued by clients/dealers, retailers, distributors, utility companies or manufacturers is assumed by the insurer in return for the payment of the agreed-upon premium for the assumption of the risk from the insured. This coverage provides indemnification against loss resulting from service contract claims and protects the consumer by ensuring that their claim will be paid.

     The insurance protection is provided by highly rated independent insurance companies. This includes Reliance Insurance Group and CIGNA Insurance Company which are rated A - (Excellent) by A.M. Best Company. Other programs are insured by New Hampshire Insurance Company, and other AIG member companies and Tokio Marine & Fire Insurance Company. These companies are all rated A++ (Superior) by the A.M. Best Company. Zurich American Insurance Company is an A+ (Superior) rated carrier by A.M. Best Company. Warrantech is currently in the process of exploring strategic relations with other highly rated insurance companies regarding the Consumer Products Services business segment.

     In accordance with the insurance arrangements with these insurers, a fixed amount is remitted for each service contract or limited warranty sold. The amount is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. The insured or the Company are not obligated to the insurer if claims exceed the premium remitted.

     Additionally, agreements between the Company and the insurers may contain profit-sharing features that permit the Company to share in underwriting profits earned by the service contract programs. The amounts to be received, if any, are determined in accordance with certain specified formulas by the type of program and by policy year. Certain of these agreements require interim calculations and distributions for various programs, with final calculations being made as contracts expire by term. The Company did not accrue or receive any profit sharing amounts during the 1999, 1998 or 1997 fiscal years.

Federal and State Regulation

     The service contract programs developed and marketed by the Company's subsidiaries and their related operations with regard to service contracts and limited warranties, are regulated by federal law and the statutes of a significant number of states. The Company continually reviews all existing and proposed statutes and regulations to ascertain their applicability to its existing operations, as well as new programs that are developed by the Company.

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

     There are instances where the applicability of statutes and regulations to programs marketed and administered by the Company and compliance therewith, involve issues of interpretation. The Company uses its best efforts to comply with applicable statutes and regulations but it cannot assure that its interpretations, if challenged, would be upheld by a court or regulatory body. In any situation in which the Company has been specifically notified by any regulatory bodies that its methods of doing business were not in compliance with state regulation, the Company has taken the steps necessary to comply.

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

Employees

     The Company and its subsidiaries currently employ approximately 750 individuals, an increase of approximately 50 over the preceding fiscal year. The increase is partly attributable to the conversion of temporary employees as of March 31, 1999 versus the prior year and to the expansion of customer service and claims representatives to meet the needs of the Company's expanding business. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


Item 2.           Properties

     The Company's executive offices are located in leased premises at 300 Atlantic Street, Stamford, Connecticut. The premises, which are leased pursuant to a lease agreement (the "Lease"), consists of approximately 14,317 square feet for space A and 6,683 square feet for space B. The Lease, which was renewed effective on April 1, 1998 and expires on March 31, 2005, provide for remaining annual base rent payments ranging from $207,173 to $472,461 respectively.

     The operating facilities are located in leased premises at 150 Westpark Way, Euless, Texas. The premises, consisting of approximately 25,505 square feet, are leased pursuant to a lease agreement (the "Texas Lease") which was favorably renegotiated effective on March 1, 1993 and amended effective on March 1, 1996 to add an additional 1,448 square feet to the original 24,057. The Texas Lease expires on July 31, 2003 and provides for remaining annual base rent payments ranging from $323,063 to $352,819.

     Effective April 15, 1996, the Company leased an additional 36,814 square feet at 1441 West Airport Freeway, Euless, Texas to accommodate the expanding operations of the Company. These premises are being leased pursuant to a lease agreement that expires March 31, 2004. The lease provides for annual base rent payments ranging from $404,954 to $441,768 during the term of the lease.

     Additional facilities that support the direct marketing operation are located at 2701/2705 Brown Trail, Bedford, Texas (4,915 square feet). These premises are leased under the terms of leases (the "Other Leases") that were effective on December 1, 1994, March 1, 1996 and December 1, 1997 respectively expiring March 31, 2004, February 28, 2001 and November 30, 1998 respectively. The Other Leases provide for annual base rent payments ranging from $255,651 to $177,162. The lease which expired November 30,1998 is currently being utilized on a month to month basis.

     The operating facilities of Warrantech Europe, plc are located in leased premises at 248A Marylebone Road, London. These premises are leased pursuant to a lease agreement which expires June 23, 2010 and provides for remaining annual base rent payments ranging from lb.94,050 to lb.108,450.

     Warrantech International's Puerto Rico operations are located in leased premises at 1225 Ponce de Leon Avenue, Santurce, Puerto Rico pursuant to a lease agreement which expires March 31, 2003. The remaining annual base rent payments range from $52,353 to $54,928.

    Item 3.       Legal Proceedings

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

        Proteva, Inc. v. Warrantech Help Desk, Inc. v. William Lynch, Civil Action No. 499CV162BE (U.S. District Court, Northern District of Texas). This matter arose out of an Agreement, effective as of December 9, 1997, between Proteva, Inc. ("Proteva") and Warrantech Help Desk, Inc. ("Warrantech") pursuant to which Warrantech was to provide administration services for the warranties on certain personal computers manufactured by Proteva. In December 1998, Warrantech determined that Proteva had failed to report a material number of computers subject to the Agreement and remit the corresponding fees. Therefore, Warrantech notified Proteva in January 1999 that it was terminating the Agreement. Proteva sought injunctive relief in the Illinois state courts and commenced a lawsuit against Warrantech alleging failure to provide service in accordance with the requirements of the Agreement and failure to remit certain payments. Warrantech had the litigation removed to Federal District Court in Chicago and it was subsequently transferred to the Northern District of Texas. Following that transfer, Warrantech counterclaimed against Proteva and its Chairman, William Lynch, alleging fraud and breach of the Agreement arising out of the under-reporting of computer sales and the failure to remit corresponding fees. The parties have reached agreement on a Settlement Agreement and Mutual Release which will result in a final dismissal of this action. Warrantech will receive financial and other considerations as part of the settlement although specific details are subject to a confidentiality agreement among the parties.


    Item 4.       Submission of Matters to Vote of Security Holders

        No matters were submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1999.

                                                         PART II

                                                  EXPLANATORY STATEMENT

     As reported in Form 8-K dated July 30, 1999, the Company announced on July 15, 1999 that it is reviewing its accounting policy with respect to revenue recognition. For the past eight years, the Company has recognized revenue immediately in direct proportion to costs incurred. The review was undertaken after the Company's independent auditor, Ernst & Young, raised the issue concerning the Company's revenue recognition policy shortly before the due date for filing this Annual Report on Form 10-K for the Company's 1999 fiscal year.

     Prior to adopting its revenue recognition policy in 1991, the Company had its revenue recognition policy reviewed with the Financial Accounting Standards Board ("FASB") and the Securities and Exchange Commission (the "SEC"). Both FASB and the SEC concurred with the Company's revenue recognition policy and, as a result of their affirmation, for the past eight years, the Company has recognized revenue immediately in direct proportion to costs incurred. Furthermore, the Company has consistently received unqualified opinions from its independent auditors.

     In view of the issues raised by Ernst & Young, the Company will shortly again request the views of FASB with respect to the revenue recognition issue to confirm that its current manner of presentation of its results is still in conformity with generally accepted accounting principles. It should be emphasized that the issue concerning the Company's revenue recognition policy does not involve any accounting irregularities; it only involves a disagreement with the Company's new auditors as to whether an accounting policy which the Company has been following for the past eight years should continue to be followed.

     Because of the unresolved issues regarding the Company's financial statements, the Company was unable to timely file this Report on Form 10-K. As a consequence of the Company's inability to file this Form 10-K, the Company has received notice from Nasdaq that the Company's common stock is subject to being delisted from the Nasdaq Stock Market. The Company has informed Nasdaq that it is appealing such delisting and a formal hearing with respect to such delisting has been scheduled for August 27, 1999. Pending the outcome of this hearing, the Company's common stock will continue to trade on the Nasdaq system under the symbol "WTECE". In light of the Nasdaq action, and the recent weakness in the Company's common stock, as well as to clarify any confusion regarding the Company's financial condition and operations and to address rumors regarding such financial condition and operations, the Company has decided to file this Form 10-K, including all of the information required under Parts I, III and IV plus Item 5 of Part II, but excluding the information required to be provided under Part II with respect to the Company's financial statements and management's discussion and analysis of results of operations and financial condition, which will be promptly filed by amendment following the resolution of the issue regarding revenue recognition and the completion of the audit of the Company's financial statements.

The Company's Revenue Recognition Policy

     Ernst & Young has informed the Company that it believes that the Company's revenue recognition policy should be changed because in recent years the Company's subsidiaries have been classified as the obligors for a portion of the service contracts which they administer, and as a result, the Company should be required to straight line its revenues over the duration of the service contracts, as opposed to the current method, in which the Company recognizes revenues in direct proportion to the cost incurred.

     The Company's management believes that Ernst & Young is not correct because 100% of the risk related to the payment of claims under the service contracts is and has been covered by an unaffiliated insurance company and the Company and its subsidiaries are not exposed to any risk of payment for claims. All the insurance companies used by the Company to cover the claims made by consumers under the service contracts are rated not less than Excellent by A.M. Best & Company.

     The Company, through its wholly owned subsidiaries, designs and provides administration for, Extended Service Contract (ESC) Programs, which are sold through retailers, utility companies and financial institutions in conjunction with their sale of consumer products such as televisions, VCR's, computers, home office equipment, stereo equipment, refrigerators and other electronic and household appliances, and dealers in automotive products such as automobiles, trucks and recreational vehicles. In addition, the Company offers its program development and administrative expertise and services to manufacturers and insurance companies as an administrator of warranty programs. The International segment provides these same services outside the United States predominately in the United Kingdom, Central and South America, Puerto Rico and the Caribbean.

     An ESC program provides the retailer's customer with an extension, for a specified period of time (or mileage, in the case of automotive related programs), of coverage similar to that provided by the manufacturer under the terms of their product warranty(s). This coverage generally provides an insurance arrangement for the repair or replacement of the product, or a component thereof, in the event of a failure in workmanship or parts. Except for a small deductible paid by the consumer, in some of the programs, the repair or replacement will be provided by the insurance company at no cost to the consumer during the term of the contract.

     The extended service contract is a transaction consummated by the retailer with the consumer. Some of the transactions occur with the business being "Dealer Obligor", while other transactions occur as "Administrator Obligor". In both cases, the obligation is assumed in total by the insurer. The length of term of the ESC ranges from one year to seven years, with an average of four years.

     The payments made by the consumer for the ESC and claims made by the consumer under the ESC are handled in the same manner regardless of whether the Company or the retailer is classified as the obligor under the ESC. In either instance, the Company acts as intermediary between the customer who receives the service contract and the insurance company which pays the claims under the service contract. The retailer receives payment from the consumer and, after deducting a commission, forwards the balance to the Company as trustee for the insurance company. The Company, in turn, retains a fee for its Program Development, Marketing and Sales, Regulatory Compliance and Data Acquisition efforts required in the installation of the ESC program and deposits the balance of the amount received from the retailer or dealer into a trust account for the benefit of the insurance company. The Company is designated as the Administrator or Managing General Agent of the insurance carrier which covers claims under the vehicle service contracts administered by the Company. Certain of the Company's subsidiaries are licensed as insurance agents or brokers in most states. The monies deposited into the trust account are deemed to be premiums under the agent/administrator agreements between the Company and the insurance company.

     When a claim for repair is made by a consumer under the ESC, the consumer calls the Company. The Company evaluates the claim and, if it is covered, the Company refers the consumer to an independent repair facility to make the repair. The Company itself does not make the repair. After the repair is made, the Company causes a check to be drawn from the insurance carrier's trust account and arranges for payment to the repair facility.

     Whether the Company or the retailer is the seller/obligor under the ESC, the risk of loss is borne 100% by the insurance company under a Contractual Liability Insurance policy in which the Company and retailer or dealer are named insureds. All of the ESC's marketed under the ESC program contain a provision which gives the consumer the express right to assert a claim against the insurance carrier directly for the cost of the repair. Some states have statutes or regulations which give the consumer this "pass through" right as a matter of law. If the payments for claims under the ESC's exceed the premium reserves maintained by the insurance company, the insurance company incurs the loss and no portion of such loss may be charged to the Company.

Prior Review of Revenue Recognition Policy

     In 1991, the Company sought the views of FASB and the SEC staff regarding the Company's application of the revenue recognition policy described above to the Company's operations and, in particular, confirmation that FASB Technical Bulletin 90-1 ("TB 90-1"), which would require revenue to be recognized on a straight line basis rather than in direct proportion to costs incurred, was not applicable to the Company. The Company's accountants received an informal opinion from FASB that TB 90-1 is not appropriate if an ESC obligor transfers risk of loss through the purchase of insurance. In such case, the full cost of insurance would have to be known and fixed and all risk of loss must be transferred to the carrier. Based on such informal opinion, the Company requested a determination from the SEC staff that TB 90-1 would not be applicable and that the Company was permitted to continue to use the proportional method of revenue recognition. In a letter dated November 15, 1991, the Company was informed that the staff would not object to the conclusions of the Company and its independent accountants that TB 90-1 is not applicable and that proportional revenue recognition is appropriate.

Anticipated Impact of any Required Change in Revenue Recognition Policy

     The Company believes that the revenue recognition policy which it has followed over the past eight years correctly reflects the economic reality of its business because it enables the Company to match revenues with expenses. Under its present accounting policy, the Company includes in the revenue which it recognizes the premiums which it receives from the dealers and retailers because, pursuant to its agreements with the insurance companies, the Company is required immediately to deposit those premiums into the insurance companies' trust accounts for the payment of claims. Under the accounting policy proposed by Ernst & Young, the Company would be required to defer a substantial portion of the premium revenues over the life of the service contracts even though the Company is not required to expend any of its own assets for claims which are made.

     Because the Company is seeking review of its revenue recognition policy, it has not reported and filed its financial results for the fourth quarter and fiscal year ended March 31, 1999. Under the revenue recognition policy which the Company has been following, the Company would have reported a net loss of $709,000 for the fourth fiscal quarter of 1999 and a net loss of $1.1 million for the fiscal year ended March 31, 1999. These are unaudited results and they are subject to change in the event that it is determined, following FASB review, that the Company is required to recognize revenue in accordance with TB 90-1. If the Company is required to utilize TB 90-1, assuming that the results of prior years are restated in conformity with such Technical Bulletin, it is likely that shareholders' equity would be substantially adversely impacted. However, the Company does not believe that the accounting change would have a material effect on the Company's operation or cash flow. The Company is in the process of completing its analysis of what its financial results would be under TB 90-1 for the fiscal year ended March 31, 1999 and prior years. Depending upon the magnitude of the restatement, it is possible that the Company would fail to satisfy certain Nasdaq listing criteria, which could be an additional basis for termination of the Company's Nasdaq listing.

     As a practical matter, if the Company were required to change its revenue recognition policy to that required under TB 90-1, the effect would be to substantially distort the results of operations and the Company's financial condition because of the significant delay in recognizing revenues as an offset to recognized expenses. The Company further believes that such a presentation would result in a gross distortion of the Company's operations which would be materially misleading to shareholders and others with which the Company does business.

     Under such presentation, the Company's prior period revenues could be significantly reduced with a corresponding increase in revenues in future periods. Earnings for current and prior periods could be reduced or eliminated entirely and losses increased. However, there could be a corresponding increase in earnings in future periods.

     The Company believes that its revenue recognition policy is an industry standard followed by public companies in the service contract administration business. It is the Company's understanding that other publicly held service contract administrators which are subject to SEC reporting requirements recognize revenue in the same manner as the Company. The Company believes that this industry practice is correct in that its present revenue recognition policy provides the most realistic and faithful representation of the Company's operating results - and it is far more meaningful to investors, shareholders, customers and vendors than that which would result from recognition of revenue under the TB 90-1 guidelines.

The Company's Immediate Plans

     As previously indicated, the Company is proceeding to request a review of its revenue recognition policy by FASB, which it expects to submit to FASB shortly. The Company will submit written materials in support of its appeal of the Nasdaq delisting action no later than Wednesday, August 4, 1999 and will proceed with its appeal of such Nasdaq action. The Company also will continue to consider alternatives to its present operating model which might have the effect of minimizing or eliminating the TB 90-1 issue so that its impact, if the result of FASB inquiry is unfavorable, can be minimized. There can be no assurance that any such alternative structure will be available to the Company.

Safe Harbor Statement made pursuant to the Private Securities Litigation Reform Act of 1995

     The foregoing Explanatory Statement may contain statements which are forward looking in nature. It should be understood that, at this time, the correct accounting policy to apply or the potential impact of the accounting policy which is ultimately adopted has not conclusively been determined. While management believes that the revenue recognition policy which the Company has followed is the proper policy, no assurance can be made that FASB or the SEC will continue to concur with the Company's position. Many accounting policies are subject to different interpretations by accountants and governing organizations.

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

     The Company's Common Stock has been reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), and currently is reported on NASDAQ's National Market System ("NMS"), under the trading symbol "WTEC".

     As of August 2, 1999 there were 15,222,861 Common Shares outstanding. On that date, the closing bid price for the Company's common stock, as reported by NASDAQ was $1.75.

     Following is a summary of the price range of the Company's Common Stock during its 1999 and 1998 fiscal years and the first quarter of fiscal year 2000:


Common Stock
                                                                        High & Low Bid

Quarter of Fiscal 2000

First                                                          $ 3.81           $ 2.44


Quarter of Fiscal 1999

First                                                          $ 7.44           $ 3.94
Second                                                         $ 4.31           $ 2.44
Third                                                          $ 4.25           $ 2.44
Fourth                                                         $ 5.00           $ 2.72


Quarter of Fiscal 1998

First                                                          $12.38           $ 8.88
Second                                                         $12.81           $ 9.25
Third                                                          $13.25           $ 7.88
Fourth                                                         $10.69           $ 5.19


     The number of shareholders of record of the Company's Common Stock as of August 2, 1999 was 983.

Dividends

     No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid.


Item 6 - Selected Financial Data

TO BE FILED BY AMENDMENT


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

TO BE FILED BY AMENDMENT


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

TO BE FILED BY AMENDMENT

Item 8.   Financial Statements and Supplementary Data

TO BE FILED BY AMENDMENT


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      N/A

                                                         PART III


Item 10.  Directors And Executive Officers Of The Registrant


     The Company's Board of Directors consists of five directors. All directors hold office until the next annual meeting and until their successors are duly elected and qualified.

                                                                                                              Director
Name                                           Age        Positions with Company                               Since

Joel San Antonio                               46         Chairman of the Board, Chief Executive Officer
                                                          and Director                                          1983

William Tweed                                  59         Director                                              1983

Jeff J. White                                  48         Director                                              1983

Lawrence Richenstein                           46         Director                                              1993

Gordon A. Paris                                46         Director                                              1998


     No family relationships exist among any of the Company's executive officers or directors, except that Randall San Antonio, President of Warrantech Direct, Inc., a subsidiary of the Company, is the brother of Joel San Antonio.

     The business experience of each of the Company's directors is as follows:

     Joel San Antonio, 46, one of the Company's founders, was a director, Chief Executive Officer and President of the Company from incorporation through February 1988. Since February 1988 Mr. San Antonio has been a director, Chief Executive Officer and Chairman of the Board of Directors and since October 1989, he has also been Chairman and Chief Executive Officer of the Company's principal operating subsidiaries. In 1975, Mr. San Antonio founded and, thereafter through August 1982, served as President of Little Lorraine, Ltd., a company engaged in the manufacturing of women's apparel. Mr. San Antonio is currently a member of the Southwestern Connecticut Area Commerce & Industry Association, the World Forum, the Connecticut Business and Industry Association, the Metropolitan Museum of Art, and the Young Presidents' Organization, Inc. Mr. San Antonio has been a director of Corniche Group Incorporated, a company in insurance and/or insurance-related businesses based in Euless, Texas, since May 1998.

     William Tweed, 59, one of the Company's founders, was a director, Vice President and Secretary of the Company from incorporation through February 1988. From February 1988 until April 1996, Mr. Tweed was a director and President of the Company. From April 1996 to March 1998, Mr. Tweed was Executive Vice President of European Operations and director for the Company. Mr. Tweed relinquished his title of Vice President on April 1, 1998. From July 1976 through August 1982, he was Vice President of Little Lorraine, Ltd. Mr. Tweed served as a director of Nationwide Extended Warranty Service, Inc. from on or about October 1981 through on or about January 1983.

     Jeff J. White, 48, one of the Company's founders, has been a director of the Company from its inception. Mr. White was Vice President of the Company from its inception until June 1988 and Treasurer of the Company from its inception until October 1990. In September 1982, Mr. White, with two partners, established Marchon Eyewear, Inc. a leading international distributor and manufacturer of eyewear and sunwear, including such worldwide well-known collections as Calvin Klein, Fendi, Disney, and Flexon, their patented frames utilizing a state-of-the-art metal with a "memory". He is Co-President of Marchon (along with his two partners) and is responsible for internal operations, information systems, and interfacing with counsel on patent, trademark, and general legal matters. Mr. White also serves as an associate trustee of the North Shore University Hospital Health System.

     Lawrence Richenstein, 46, has been a director of the Company since 1993. In early 1997, Mr. Richenstein formed Laral Group LLC. Laral Group manufacturers a line of wireless audio/video and computer accessories under its Unwired brand. It is also an OEM supplier of wireless multimedia products to the automotive market. Mr. Richenstein has been President and Chief Executive Officer of Peak Ventures, Inc., since May 1996. Peak Ventures, Inc., located in Farmingdale, New York, provides services to the consumer electronics industry. Mr. Richenstein also has been a managing member of Long Hall Technologies, L.L.C. since 1994. Long Hall Technologies, L.L.C. is a consumer electronics company located in Farmingdale, New York. Long Hall Technologies manufactures products under the Nickelodeon brand under license from MTV Networks. From 1985 until July 1996, Mr. Richenstein was President and Chief Executive Officer of Lonestar Technologies, Ltd., a consumer electronics company located in Hicksville, New York. Lonestar Technologies, Ltd. filed for Chapter 11 bankruptcy protection on January 22, 1996. The proceeding was subsequently converted to a Chapter 7 bankruptcy liquidation effective July 2, 1996. In addition to having sales and marketing experience, Mr. Richenstein is involved in product development. Mr. Richenstein is an attorney admitted to practice in New York and has, in the past, served as a director of two public companies, both of which were involved in the electronics industry.

     Gordon A. Paris, 46, has been a director of the Company since April 1998. Mr. Paris is Managing Director and Group Head of High Yield Origination and Capital Markets and Mergers and Acquisitions at TD Securities (USA) Inc., a subsidiary of The Toronto-Dominion Bank since March 1996. From June 1994 to March 1996, Mr. Paris was a Managing Director in the Leveraged Finance Group with CS First Boston. From March 1991 to June 1994, Mr. Paris was a Managing Director at Lehman Brothers in charge of the High Yield and Restructuring Group.

Other Executive Officers and Key Employees

     Michael A. Basone, 41, has been Vice President and Chief Information Officer since joining the Company in August 1994 and Chief Operating Officer since January 1997 and Executive Vice President since April 1998. From 1986 to 1994, Mr. Basone held various management positions with Pepsi-Cola International, ultimately serving as Director of Management Information Systems.

     Desiree Kim Caban, 34, has been Secretary of the Company since July 1993 and Senior Vice President of Human Resources since April 1998. From October 1996 to March 1998, Ms. Caban was the Vice President of Human Resources. Prior to October 1996 and since 1989, Ms. Caban served as the Executive Assistant to the Chairman and the Office Services Manager for the Company. She has been employed by the Company since May 1986. Ms. Caban is currently a member of the National Association for Female Executives and a member of the Society for Human Resource Professionals.

     Jeanine Folz, 34, has been the Senior Vice President of Insurance Services since April 1998 and has been Assistant Secretary of the Company since January 1995. From October 1995 to March 1998 Ms. Folz was the Vice President of Insurance Services. Ms. Folz joined the Company in 1987. From 1987 to 1995, Ms. Folz held various positions including Director of Insurance Services and other customer service and project analyst positions. She is currently a member of the Risk and Insurance Management Society and the National Association for Female Executives.

     Christopher Ford, 51, has been President of Warrantech Automotive Inc., a wholly owned subsidiary of the Company, since May 1999. From 1994 until 1999, Mr. Ford held various executive positions with American International Group
(AIG) in Japan and Australia. From 1968 until 1979 Mr. Ford held various management positions with The Ford Motor Company and American Motors Jeep Corporation. From 1989 to 1994 he held several key marketing and management positions within the vehicle service contract industry.

     Richard F. Gavino, 52, has been Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer since April 1998. From 1995 to March 1998, Mr. Gavino was Chief Financial Officer at Maxon Auto Group, one of the largest automobile retailers in New Jersey. From 1993 to 1995, Mr. Gavino was a turnaround consultant. From 1984 to 1993, Mr. Gavino was Senior Vice President and Chief Financial Officer of Tops Appliance City, a publicly traded consumer electronics and appliance superstore chain.

     Ronald Glime, 54, has been President of U.S. and Canadian Operations since March 1999. From October 1992 to March 1999 Mr. Glime was President of Warrantech Automotive, Inc., a wholly owned subsidiary of the Company. Prior thereto he was Regional Sales Manager for Warrantech Automotive, Inc. (then known as Warrantech Dealer Based Services, Inc.) from February 1991 through October 1992. From 1983 through February 1991, Mr. Glime was an independent insurance agent for various insurance companies. From 1978 through 1982, Mr.
Glime was employed by American Warranty Corp., a company in the warranty administration business. He resigned as its President in 1982. Mr. Glime has been a director of Corniche Group Incorporated, a company in the insurance and/or insurance-related businesses based in Euless, Texas, since May 1998.

     Sean Hicks, 32, has been Chief Operating Officer for Warrantech Consumer Product Services, Inc. and Warrantech Help Desk Inc. since May 1999 and President of Warrantech Home Service Company since January 1999. Mr. Hicks joined Warrantech Home Service Company in 1997 as Vice President Operations and was later appointed to Senior Vice President, Marketing and has served in that capacity until January 1999. With over 10 years experience in the service industry, Mr. Hicks previously was Director of Product Services at Montgomery Ward and held various positions with Sears, Roebuck & Co., Inc.

     Andrew Impavido, 57, has been Senior Vice President of Warrantech Motivation, a Corporate Division which consists of Training and Development, Multimedia Services, and Corporate Communications since April 1998. Mr. Impavido joined the Company in 1991 as Director of Training and has held the position of Vice President of Training and Development prior to his present position. Prior thereto, Mr. Impavido had spent over 25 years in the retail industry and has held various management and training positions, with industry leaders such as Sears, Montgomery Ward, and the 350 store Belk Chain.

     James F. Morganteen, 49, has been General Counsel for the Company since April 1997 and Senior Vice President since February 1998. Mr. Morganteen most recently served as a Vice President for Bankers Trust of New York with responsibility for counseling its OTC risk management operations. From 1987 through 1994, Mr. Morganteen served as Senior Counsel to Xerox Corporation managing the legal function of Xerox Credit Corporation, the financial services unit of Xerox Corporation.

     Richard Rodriguez, 45, has been President of Warrantech International, Inc., a wholly owned subsidiary of the Company, since May 1999. From April 1998 until May 1999, Mr. Rodriguez was President of Warrantech Consumer Product Services, Inc., a wholly owned subsidiary of the Company. From December 1996 until March 1998, Mr. Rodriguez has been Vice President and Managing Director of Warrantech International, Inc. From February 1992 until December 1996, Mr. Rodriguez served as Chief Operating Officer of the Company's Texas operating facilities. From 1987 until 1992, Mr. Rodriguez served in various executive positions with the Company. Prior to 1987, Mr. Rodriguez served as an executive and/or consultant to retailers and manufacturers of consumer electronic products.

     Randall San Antonio, 45, has been President of Warrantech Direct, Inc., a wholly owned subsidiary of the Company, since June 1996 and from May 1994 to June 1996 served as that subsidiary's Vice President and General Manager. Prior thereto he was Vice President of Finance of Castle Hill Productions Inc. from June 1984.

     Judith M. Thomas, 45, has been President of Warrantech Help Desk, Inc., a wholly owned subsidiary of the Company, since April 1997. Ms. Thomas has been President of Unlimited Business Services, Inc., a consulting company that specializes in the improvement of operational, financial and revenue streams of major retailers, including the development and implementation of service contract programs since 1993. From 1970 until 1993 Ms. Thomas was employed by Highland Superstores, holding various positions during her tenure, ending her employment with that Company as Corporate Vice President-Operations.


Information Concerning Meetings of the Board of Directors

     During the fiscal year ended March 31, 1999, the Board of Directors held seven meetings. All such meetings were fully attended. The Company has an Audit Committee consisting of Messrs. Paris, Richenstein and White. Such committee met three times during the 1999 fiscal year. The Company has a Compensation Committee consisting of Messrs. Paris, Richenstein and White. This committee met once during the 1999 fiscal year.

Item 11.  Executive Compensation


Summary Compensation Table

     The following table provides information for the years ended March 31, 1999, 1998 and 1997, concerning the annual and long-term compensation of the Chief Executive Officer and the next four highest paid executive officers of the Company for the fiscal year ended March 31, 1999.

                                                                                       Long Term Compensation
                                             Annual Compensation                             Awards (1)
                                       --------------------------------------------- --------------------------

                                                                      Other Annual     Restricted Stock  Stock Option    All Other
Name of Principal Positions       Year      Salary          Bonus     Compensation (2) (Shares) Awards   (Shares)       Compensation
                                                                                                          Awards             (3)

Joel San Antonio                  1999          $590,430        $1,600        $29,750       $   -         400,000          $2,245
Chairman of the Board             1998           557,865       211,941         28,104           -               -           1,070
and Chief Executive Officer       1997           507,150       193,089         26,525           -               -               -

Ronald Glime                      1999          $200,000       $52,951         $9,523       $   -          70,816          $1,547
President of U.S. and Canadian    1998           160,385       110,903          7,837           -               -           1,972
   Operations                     1997           137,404        60,500          4,034           -          24,749               -

Richard F. Gavino                 1999          $182,308       $25,000         $9,587     $25,000          92,308          $    -
Executive Vice President, Chief   1998                 -             -              -           -               -               -
  Financial Officer and Treasurer 1997                 -             -              -           -               -               -

Judith M. Thomas                  1999          $171,154        $2,999        $15,985     $50,000          24,490           $ 702
President of Warrantech Help      1998           150,000        45,050         30,230           -               -             455
  Desk, Inc.                      1997                 -             -              -           -               -               -

Michael A. Basone                 1999          $193,269          $400        $12,677        $  -          32,653          $1,106
Executive Vice President, Chief   1998           158,939        43,277         12,318           -               -           2,341
  Information Officer and         1997           159,940        25,100         15,343           -          11,600               -
  Chief Operating Officer


          The 1998 Stock Option Plan is the Company's only long-term incentive plan.

(2) Included in Other Annual Compensation are auto allowances given to each officer in fiscal 1997, 1998 and 1999, life insurance premiums for the years 1997, 1998 and 1999, and relocation expenses paid Mr. Basone in fiscal 1997 and Ms. Thomas in fiscal 1998.

(3) Represents amounts contributed by the Company in accordance with the Company's 401(K) Plan.

Option Grants in Last Fiscal Year

     The following table sets forth certain information with respect to options to purchase Common Stock granted during the fiscal year ended March 31, 1999 to each of the named executive officers.


                                                                                   Potential Realizable Value
                                                                                   At Assumed Annual Rates
                                                                                   Of Stock Price Appreciation
_________________________Individual Grants__________________________               ___For Option Term_(1)_

                                Number of             % of Total
                                Securities            Options/SARs
                                Underlying            granted to                 Exercise or
                                Options/SARs          Employee in Fiscal         Base Price   Expiration
                                Granted               Year                       Per Share    Date           5% ($)       10% ($)



Joel San Antonio                   400,000                   43.2%                   3.370    08/24/03       1,627,514     2,053,722
Ronald Glime                        40,816                    4.4%                   6.125    04/26/08         211,954       337,501
                                    30,000                    3.2%                   3.500    03/14/09         155,787       248,066
Richard F. Gavino                   92,308                   10.0%                   3.250    04/26/08         479,348       763,281
Judith M. Thomas                    24,490                    2.6%                   6.125    04/26/08         127,175       202,504
Michael A. Basone                   32,653                    3.5%                   6.125    04/26/08         169,564       270,003



(1) Based upon the Company's price per share of $3.188, as reported on NASDAQ National Market System on March 31, 1999.

Options Exercised and Holdings


     The following table sets forth information with respect to the individuals listed in the Summary Compensation Table above, concerning options exercised during, and unexercised options held as of the end of, the 1999 fiscal year.

                    Shares Acquired                   Number of Unexercised Options at       Value of Unexercised In-the-Money
      Name             On Exercise    Value Realized             Fiscal Year-End(#)             Options at Fiscal Year-End ($)(1)
------------------------------------------------------------------------------------------------------------------------------------
                                                        Exercisable    Unexercisable           Exercisable          Unexercisable
                                                       ----------------------------------------------------------------------------

Joel San Antonio        1,204,080      $ 4,515,300             -           400,000              $       -             $           -
Ronald Glime                   -                -          24,749           70,816                      -                         -
Richard F. Gavino              -                -              -            92,308                      -                         -
Judith M. Thomas               -                -              -            24,490                      -                         -
Michael A. Basone              -                -          14,458           34,557                      -                         -


(1) Based upon the Company's price per share of 3.188, as reported on the NASDAQ National Market System on March 31, 1999.

Employment Agreements

     On August 25, 1998, the Company entered into a five year employment agreement, effective April 1, 1998, with Joel San Antonio. Under the terms of the agreement, Mr. San Antonio's initial base compensation is $585,000 per annum, subject to an increase of 5% per annum beginning January 1, 1999 through the term of the agreement. Mr. San Antonio is entitled to be reimbursed for all ordinary, reasonable and necessary expenses incurred by him in the performance of his duties, including an automobile allowance of $12,000 per annum. The Company provides Mr. San Antonio with a comprehensive medical dental insurance policy as well as disability coverage and a life insurance death benefit policy in excess of $1,000,000. Mr. San Antonio is entitled to an incentive bonus equal to 2% of the net after tax profits of the Company. In connection with his entering into such agreement, the Board awarded Mr. San Antonio options to purchase an aggregate of 400,000 shares of the Company's common stock at an exercise price of $3.37 (fair market value on the date of grant plus 10%) per share, all of which options vest contingent upon the Company achieving certain specified performance goals. The employment agreement continues in full force and effect for additional one year periods unless either party terminates by giving 90 days written notice prior to the end of any term or renewal term. Mr. San Antonio also entered into an agreement not to compete for two years with the Company which may be exercised by the Company upon the expiration or earlier termination of the employment agreement by delivery to Mr. San Antonio of an aggregate of 100,000 shares of the Company's common stock.

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

     Effective January 1, 1998 Warrantech Automotive, Inc. entered into a five-year employment agreement with Ronald Glime, its President. Under the terms of such Agreement Mr. Glime is entitled to an initial annual base salary of $200,000 subject to automatic increases of 5% after the first fifteen months and annually thereafter during the term of the Agreement. Effective April 1, 1999, Mr. Glime's annual base salary, in conjunction with his new role as President of U.S. and Canadian Operations, was changed to $275,000. Mr. Glime was granted stock options in April 1998, pursuant to the Agreement, to purchase $250,000 of the Company's stock which vest equally over a five year period. Mr. Glime is entitled to receive a cash bonus based upon a percentage of Warrantech
Automotive, Inc.'s operating performance. The Company provides Mr. Glime with medical and dental insurance, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives.

     Effective April 16, 1998, the Company entered into a three year employment agreement with Mr. Richard F. Gavino to serve as the Company's Executive Vice President, Chief Financial Officer and Treasurer. Under the terms of such Agreement, Mr. Gavino is entitled to an initial annual base salary of $200,000 subject to annual increases of 5%. Mr. Gavino received a $25,000 bonus upon signing of the employment agreement. Mr. Gavino was granted stock options, pursuant to the Agreement, to purchase $25,000 of the Company's stock which vest at the end of the first year and to purchase $300,000 of the Company's stock which vest equally over a three year period. Mr. Gavino is entitled to receive a cash bonus based upon a percentage of Company's operating performance. The Company provides Mr. Gavino with medical and dental insurance, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives.

     Effective April 1, 1997, the Company and Warrantech Help Desk, Inc. entered into a five year employment agreement with Judith Thomas, its President. Under the terms of such Agreement Ms. Thomas is entitled to an initial annual base salary of $150,000 subject to automatic increases of 5% annually. Effective April 1, 1998, Ms Thomas' annual base salary was adjusted to $175,000. Ms. Thomas received a $50,000 stock bonus upon signing of the employment agreement. The stock was granted in April 1998. Ms. Thomas is entitled to receive a cash bonus equal to a percentage of her current base salary upon the attainment of certain operating goals established for Warrantech Help Desk, Inc. The Company provides Ms. Thomas with medical and dental insurance, relocation benefits, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives.

Other Incentives and Compensation

     The Company has provided executives equity-based long-term incentives through its 1998 Employee Incentive Stock Option Plan, which was designed to award key management personnel and other employees of the Company with bonuses and stock options based on the Company's and the employee's performance.

     The Company provides executive officers with an incentive bonus plan, which provides cash and/or stock bonuses upon meeting certain performance criteria.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission (the
"Commission"). Officers, directors and greater than 10% shareholders are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based on a review of the reports, during the fiscal year ended March 31, 1999, all Section 16 filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Non-Management Directors' Compensation

     Effective January 1, 1998, each non-employee director is entitled to receive compensation of $2,500 plus 250 shares of Company stock per calendar quarter of board service. Committee service is compensated at $500 plus 62.5 shares of Company stock per calendar quarter. During fiscal 1999, the following cash amounts were paid:

                           William Tweed                                $10,000
                           Jeff J. White                                 14,000
                           Lawrence Richenstein                          14,000
                           Gordon A. Paris                               12,000

No directors' fees are payable to employees of the Company who serve as directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management


     The following table sets forth information as of June 30, 1999 concerning shares of Common Stock, par value $.007 per share, the Company's only voting securities, owned beneficially by each of the Company's directors by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company and by the Company's executive officers and directors as a group.


Name and Address of Beneficial Owner                      Amount and Nature of                    Percent
                                                          Beneficial Ownership                    of Class

    Joel San Antonio                                      3,201,648 shares(1)                       21.03%
    300 Atlantic Street
    Stamford, Connecticut 06901

    William Tweed                                         1,841,236 shares(2)                       12.10%
    300 Atlantic Street
    Stamford, Connecticut 06901

    Jeff J. White                                         1,591,910 shares(3)                       10.46%
    35 Hub Drive
    Melville, New York 11747

    Lawrence Richenstein                                     12,750 shares                            .08%
    500 Eastern Parkway
    Farmingdale, New York  11735

    Gordon A. Paris                                           1,625 shares                              -
    31 West 52nd Street, 22nd floor
    New York, New York  10019-6101

All directors and executive officers
as a group (17 persons)
                                                          6,960,210 shares(1,2,3,4)                 45.09%

__________________

(1) Includes 5,000 shares held by Mr. San Antonio as custodian for two minor children. Includes 10,800 shares owned by Mr. San Antonio's wife as to which he disclaims beneficial ownership. Does not include 13,354 shares owned by Mr. San Antonio's brother and sister-in-law and 5,000 shares owned by his mother as to which he disclaims any beneficial interest. Includes an aggregate of 200,000 shares held in trusts for his children, of which Mr. San Antonio's wife is a trustee as to which Mr. San Antonio disclaims beneficial ownership.

(2) Includes 23,000 shares held by Mr. Tweed as custodian for one child. Does not include an aggregate of 7,500 shares held by Mr. Tweed's mother and sister. Includes 1,500 shares held by Mr. Tweed's wife, and 25,000 shares held in trust for the benefit of Mr. Tweed's granddaughter, of which Mr. Tweed's wife is the trustee, as to which he disclaims any beneficial interest.

(3) Does not include an aggregate of 90,000 shares owned by Mr. White's mother and sister as to which he disclaims any beneficial interest.

(4) Includes options held by executive officers of the Company to purchase an aggregate of 214,706 shares, which are presently exercisable.


Item 13.  Certain Relationships and Related Transactions

     On April 1, 1996 Michael  Salpeter,  former  President  and Director of the
Company, and William Tweed, former President and Director of the Company, entered into an Agreement whereby Mr. Tweed granted to Mr. Salpeter an option to purchase 487,000 shares of common stock owned by Mr. Tweed. Such options were exercisable at various prices in whole or in part, and expire on October 22, 2000. In May 1998, such Agreement was modified, pursuant to which Mr. Salpeter relinquished his rights with respect to 125,000 shares, leaving an option exercisable for 362,000 shares. In March 1999, 62,000 shares were purchased under the Agreement leaving an option exercisable for 300,000 shares.

     On July 6, 1998 Joel San Antonio, Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of the Board of Directors, exercised 3,000,000 of their vested options to purchase Warrantech Corporation common stock. Promissory Notes totaling $8,091,430 were signed with interest payable over three years at an annual interest rate of 6%. The promissory notes, which are with recourse and secured by the stock certificates issued, mature July 5, 2001. An additional promissory note was signed by Joel San Antonio for $595,634 on March 22, 1999 which represents the amounts funded by the Company with respect to his payroll taxes for the exercise of these options. On March 25, 1999, Messrs. Jeff J. White and William Tweed sold 155,000 and 100,000 shares respectively of Warrantech Corporation common stock to the Company at $3.25 (closing price per share on 3/25/99 less $.25) per share to satisfy tax liabilities related to the exercise of their options.

     Warrantech Consumer Product Services, Inc. and Warrantech Direct, Inc. have made commission payments to Unlimited Business Services, Inc. totaling $328,690 for the fiscal year 1999 pursuant to Representative Agreements. Judith Thomas, President of Warrantech Help Desk, Inc. is the President of Unlimited Business Services, Inc.

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

    (e)   - 1998 Employee Incentive Stock Option Plan of the Company.

    (f) - Employment Agreement dated April 1, 1998 between the Company and Joel San Antonio.

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

                                                        SIGNATURES

Pursuantto the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                          WARRANTECH CORPORATION

Dated:        August 3, 1999                     By:   /s/ Joel San Antonio
                                                       ___________________
                                                       Joel San Antonio
                                                       Chairman of the Board and
                                                       Chief Executive Officer


Dated:        August 3, 1999                      By:  /s/ Richard F. Gavino
                                                       _____________________
                                                       Richard F. Gavino,
                                                       Chief Financial Officer
                                                       and Chief Accounting
                                                       Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                               Title                                         Date

                                                        Chief Executive Officer,
                                                        Chairman of the Board
                                                        and Director                                  August 3, 1999
/s/ Joel San Antonio
--------------------------------------------------
(Joel San Antonio)

                                                        Director                                      August 3, 1999
--------------------------------------------------
(William Tweed)

/s/ Gordon Paris                                        Director                                      August 3, 1999
--------------------------------------------------
(Gordon Paris)


/s/ Jeffrey J. White                                     Director                                      August 3, 1999
--------------------------------------------------
(Jeffrey J. White)


/s/ Lawrence Richenstein                                 Director                                      August 3, 1999
--------------------------------------------------
(Lawrence Richenstein)


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

    (e)   - 1998 Employee Incentive Stock Option Plan of the Company.

    (f) - Employment Agreement dated April 1, 1998 between the Company and Joel San Antonio.

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

                                   EXHIBIT 10(e)


                                 WARRANTECH CORPORATION
                                      1998 STOCK PLAN


     1. Purpose. The purpose of the Warrantech Corporation 1998 Stock Plan (the "Plan") is to encourage key employees of Warrantech Corporation (the "Company") and of any present or future parent or subsidiary of the Company (each a "Related Corporation" and collectively, "Related Corporations") and other individuals who render services to the Company or any Related Corporation, by providing opportunities to participate in the ownership of the Company and its future growth through (a) the grant of options which qualify as "incentive stock options" ("ISOs") under Section 422(b) of the Internal Revenue Code of 1986, as amended (the "Code"); (b) the grant of options which do not qualify as ISOs ("Non-Qualified Options"); (c) awards of stock in the Company ("Awards"); and
(d) opportunities to make direct purchases of stock in the Company ("Purchases"). Both ISOs and Non-Qualified Options are referred to hereafter individually as an "Option" and collectively as "Options." Options, Awards and authorizations to make Purchases are referred to hereafter collectively as "Stock Rights." As used herein, the terms "parent" and "subsidiary" mean "parent corporation" and "subsidiary corporation," respectively, as those terms are defined in Section 424 of the Code.

     2.           Administration of the Plan.

     (a) Board or Committee Administration. The Plan shall be administered by a committee (the "Committee") of the Board of Directors of the Company (the "Board"). The Committee, to the extent required by applicable regulations under
Section 162(m) of the Code, shall be comprised of two or more outside directors (as defined in applicable regulations thereunder) who, to the extent required by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, or any successor provision ("Rule 16b-3"), shall be disinterested administrators within the meaning of Rule 16b-3. All references in this Plan to the Committee shall mean the Board if no Committee has been appointed. Subject to ratification of the grant or authorization of each Stock Right by the Board (if so required by applicable state law), and subject to the terms of the Plan, the Committee shall have the authority to (i) determine to whom (from among the class of employees eligible under paragraph 3 to receive ISOs) ISOs shall be granted, and to whom (from among the class of individuals and entities eligible under paragraph 3 to receive Non-Qualified Options and Awards and to make Purchases) Non-Qualified Options, Awards and authorizations to make Purchases may be granted; (ii) determine the time or times at which Options or Awards shall be granted or Purchases made; (iii) determine the purchase price of shares subject to each Option or Purchase, which prices shall not be less than the Minimum Price specified in paragraph 6; (iv) determine whether each Option granted shall be an ISO or a Non-Qualified Option; (v) determine (subject to paragraph 7) the time or times when each Option shall become exercisable and the duration of the exercise period; (vi) extend the period during which outstanding Options may be exercised; (vii) determine whether restrictions are to be imposed on shares subject to Options, Awards and Purchases and the nature of such restrictions, if any, and (viii) interpret the Plan and prescribe and rescind rules and regulations relating to it. If the Committee determines to issue a Non-Qualified

Option, it shall take whatever actions it deems necessary, under Section 422 of the Code and the regulations promulgated thereunder, to ensure that such Option is not treated as an ISO. The interpretation and construction by the Committee of any provisions of the Plan or of any Stock Right granted under it shall be final unless otherwise determined by the Board. The Committee may from time to time adopt such rules and regulations for carrying out the Plan as it may deem advisable.

     (b) Committee Actions. The Committee may select one of its members as its chairman, and shall hold meetings at such time and places as it may determine. A majority of the Committee shall constitute a quorum and acts of a majority of the members of the Committee at a meeting at which a quorum is present, or acts reduced to or approved in writing by all the members of the Committee (if consistent with applicable state law), shall be the valid acts of the Committee. From time to time the Board may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies however caused, or remove all members of the Committee and thereafter directly administer the Plan.

     (c) Grant of Stock Rights to Board Members. Subject to the provisions of paragraph 3 below, if applicable, Stock Rights may be granted to members of the Board. All grants of Stock Rights to members of the Board shall in all other respects be made in accordance with the provisions of this Plan applicable to other eligible persons. Consistent with the provisions of paragraph 3 below, members of the Board who either (i) are eligible to receive grants of Stock Rights pursuant to the Plan or (ii) have been granted Stock Rights may vote on any matters affecting the administration of the Plan or the grant of any Stock Rights pursuant to the Plan, except that no such member shall act upon the granting to himself or herself of Stock Rights, but any such member may be counted in determining the existence of a quorum at any meeting of the Board during which action is taken with respect to the granting to such member of Stock Rights.

     (d) Exculpation. No member of the Board or the Committee shall be personally liable for any action taken or any failure to take any action in connection with the Plan or the granting of Stock Rights under the Plan, provided that this subparagraph 2(d) shall not apply to (i) any breach of such member's duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or involving intentional misconduct or a knowing violation of law, (iii) acts or omissions that would result in liability under
Section 174 of the General Corporation Law of the State of Delaware, as amended, and (iv) any transaction from which the member derived an improper personal benefit.

     (e) Indemnification. Service on the Committee shall constitute service as a member of the Board. Each member of the Committee shall be entitled without further act on his or her part to indemnity from the Company to the fullest extent provided by applicable law and the Company's Certificate of Incorporation and/or By-laws in connection with or arising out of any action, suit or proceeding with respect to the administration of the Plan or the granting of Stock Rights thereunder in which he or she may be involved by reason of his or her being or having been a member of the Committee, whether or not he or she continues to be a member of the Committee at the time of the action, suit or proceeding.

     3. Eligible Employees and Others. ISOs may be granted only to employees of the Company or any Related Corporation. Non-Qualified Options, Awards and authorizations to make Purchases may be granted to any employee, officer or director (whether or not also an employee) or consultant of the Company or any Related Corporation. The Committee may take into consideration a recipient's individual circumstances in determining whether to grant a Stock Right. The granting of any Stock Right to any individual or entity shall neither entitle that individual or entity to, nor disqualify such individual or entity from, participation in any other grant of Stock Rights.

     4.           Stock Rights.

     (a) Number of Shares Subject to Rights. The stock subject to Stock Rights shall be authorized but unissued shares of Common Stock of the Company, par value $0.007 per share (the "Common Stock"), or shares of Common Stock reacquired by the Company in any manner. The maximum number of shares of Common Stock which may be issued over the term of the Plan shall initially not exceed 1,041,987 shares. Such authorized share reserve is comprised of (i) the number of shares which remained available for issuance, as of the Plan Effective Date, under the Warrantech Corporation 1988 Employee Incentive Stock Option Plan
(amended as of July, 1996) (the "Predecessor Plan"), including the shares subject to the outstanding options incorporated into the Plan and any other shares which would have been available for future option grants under the Predecessor Plan, plus (ii) an additional 600,000 shares, subject to stockholder approval. The aggregate number of shares which may be issued pursuant to the Plan is subject to adjustment as provided in paragraph 13. If any Stock Right granted under the Plan shall expire or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, the shares of Common Stock subject to such Stock Right shall again be available for grants of Stock Rights under the Plan.

     (b) Nature of Awards. In addition to ISOs and Non-Qualified Options, the Committee may grant or award the following Stock Rights. Participants may be granted the right to purchase Common Stock, subject to such restrictions as may be specified by the Committee ("Restricted Shares"). Such restrictions may include, but are not limited to, the requirement of continued employment with the Company or a Related Corporation and achievement of performance objectives. The Committee shall determine the purchase price of the Restricted Shares, the nature of the restrictions and the performance objectives, all of which shall be set forth in the agreement relating to each right awarded to purchase Restricted Shares. The performance objectives shall consist of (A) one or more in business criteria, and (B) a target level or levels of performance with respect to such criteria. The performance objectives shall be objective and shall otherwise meet the requirements of Section 162(m)(4)(C) of the Code. In addition to the foregoing, awards of Common Stock may be made to participants as bonuses or as additional compensation, as may be determined by the Committee.

     5. Granting of Stock Rights. Stock Rights may be granted under the Plan at any time on or after August 25, 1998 and prior to August 24, 2008. The date of grant of a Stock Right under the Plan will be the date specified by the Committee at the time it grants the Stock Right; provided, however, that such date shall not be prior to the date on which the Committee acts to approve the grant. Options granted under the Plan are intended to qualify as performance based compensation to the extent required under proposed Treasury Regulation
Section 1.162-27.

     6.           Minimum Option Price; ISO Limitations.

     (a) Price for Non-Qualified Options, Awards and Purchases. The exercise price per share specified in the agreement relating to each Non-Qualified Option granted, and the purchase price per share of stock granted in any Award or authorized as a Purchase, under the Plan shall in no event be less than the minimum legal consideration required therefor under the laws of any jurisdiction in which the Company or its successors in interest may be organized. Non-Qualified Options granted under the Plan, with an exercise price less than the fair market value per share of Common Stock on the date of grant, are intended to qualify as performance-based compensation under Section 1652(m) of the Code and any applicable regulations thereunder. Any such Non-Qualified Options granted under the Plan shall be exercisable only upon the attainment of a pre-established, objective performance goal established by the Committee.

     (b) Price for ISOs. The exercise price per share specified in the agreement relating to each ISO granted under the Plan shall not be less than the fair market value per share of Common Stock on the date of such grant. In the case of an ISO to be granted to an employee owning stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Related Corporation, the price per share specified in the agreement relating to such ISO shall not be less than one hundred ten percent (110%) of the fair market value per share of Common Stock on the date of grant. For purposes of determining stock ownership under this paragraph, the rules of
Section 424(d) of the Code shall apply.

     (c) $100,000 Annual Limitation on ISO Vesting. Each eligible employee may be granted Options treated as ISOs only to the extent that, in the aggregate under this Plan and all incentive stock option plans of the company and any related Corporation, ISOs do not become exercisable for the first time by such employee during any calendar year with respect to stock having a fair market value (determined at the time the ISOs were granted) in excess of $100,000. The Company intends to designate any Options granted in excess of such limitation as Non-Qualified Options.

     (d) Determination of Fair Market Value. If, at the time an Option is granted under the Plan, the Company's Common Stock is publicly traded, "fair market value" shall be determined as of the date of grant or, if the prices or quotes discussed in this sentence are unavailable for such date, the last business day for which such prices or quotes are available prior to the date of grant and shall mean (i) the average (on that date) of the high and low prices of the Common Stock on the principal national securities exchange on which the

Common Stock is traded, if the Common Stock is then traded on a national securities exchange; or (ii) the closing bid price (or average of bid prices) last quoted (on that date) by an established quotation service for over-the-counter securities, if the Common Stock is not reported on a national securities exchange. If the Common Stock is not publicly traded at the time an Option is granted under the Plan, "fair market value" shall mean the fair value of the Common Stock as determined by the Committee after taking into consideration all factors which it deems appropriate, including, without limitation, recent sale and offer prices of the Common Stock in private transactions negotiated at arm's length.

     7. Option Duration. Subject to earlier termination as provided in paragraphs 9 and 10 or in the agreement relating to such Option, each Option shall expire on the date specified by the Committee, but not more than (i) ten years from the date of grant in the case of Options generally, and (ii) five years from the date of grant in the case of ISOs granted to an employee owning stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Related Corporation, as determined under paragraph 6(b). Subject to earlier termination as provided in paragraphs 9 and 10, the term of each ISO shall be the term set forth in the original instrument granting such ISO.

     8. Exercise of Option and Transfer of Shares Upon Exercise. Subject to the provisions of paragraphs 9 through 12, each Option granted under the Plan shall be exercisable as follows:

     (a) Vesting. The Option shall either be fully exercisable on the date of grant or shall become exercisable thereafter in such installments as the Committee may specify.

     (b) Full Vesting of Installments. Once an installment becomes exercisable, it shall remain exercisable until expiration or termination of the Option, unless otherwise specified by the Committee.

     (c) Partial Exercise. Each Option or installment may be exercised at any time or from time to time, in whole or in part, for up to the total number of shares with respect to which it is then exercisable.

     (d) Acceleration of Vesting. The Committee shall have the right to accelerate the date that any installment of any Option becomes exercisable; provided that the Committee shall not, without the consent of an optionee, accelerate the permitted exercise date of any installment of any Option granted to any employee as an ISO if such acceleration would violate the annual vesting limitation contained in Section 422(d) of the Code, as described in paragraph 6(c).

     (e) Transfer of Shares Upon Exercise of the Non-Qualified Options. In the event that the shares received upon the exercise of the Non-Qualified Options are registered under the Securities Act of 1933, as amended, the Optionee may not sell more than 50% of such shares within the first year following such exercise, and shall be permitted to sell all of such shares thereafter. The certificate(s) issued reflecting any such shares shall bear a legend substantially as follows:

        "No more than 50% of the shares represented by this certificate may be sold within one year following the date of original issue thereof. All of such shares may be sold thereafter."

     9. Termination of Employment. Unless otherwise specified in the agreements relating to such ISOs, if an ISO optionee ceases to be employed by the Company and all Related Corporations other than by reason of death or disability or as otherwise specified in paragraph 10, no further installments of his or her ISOs shall become exercisable, and his or her ISOs shall terminate on the earlier of
(a) ninety (90) days after the date of termination of his or her employment,  or
(b) their specified expiration dates. For purposes of this paragraph 9, employment shall be considered as continuing uninterrupted during any bona fide leave of absence (such as those attributable to illness, military obligations or governmental service) provided that the period of such leave does not exceed 90 days or, if longer, any period during which such optionee's right to reemployment is guaranteed by statute. A bona fide leave of absence with the written approval of the Committee shall not be considered an interruption of employment under this paragraph 9, provided that such written approval contractually obligates the Company or any Related Corporation to continue the employment of the optionee after the approved period of absence. ISOs granted under the Plan shall not be affected by a change of employment within or among the Company and Related Corporations, so long as the optionee continues to be an employee of the Company or any Related Corporation. Nothing in the Plan shall be deemed to give any grantee of any Stock Right the right to be retained in employment or other service by the Company or any Related Corporation for any period of time.

     10.          Death; Disability; Voluntary Termination; Breach.

     (a) Death. If an ISO optionee ceases to be employed by the Company and all Related Corporations by reason of his or her death, any ISO owned by such optionee may be exercised, to the extent otherwise exercisable on the date of death, by the estate, personal representative or beneficiary who has acquired the ISO by will or by the laws of descent and distribution, until the earlier of
(i) the specified expiration date of the ISO or (ii) one (1) year from the date of the optionee's death.

     (b) Disability. If an ISO optionee ceases to be employed by the Company and all Related Corporations by reason of his or her disability, such optionee shall have the right to exercise any ISO held by him or her on the date of termination of employment, for the number of shares for which he or she could have exercised it on that date, until the earlier of (i) the specified expiration date of the ISO or (ii) one (1) year from the date of the termination of the optionee's employment. For the purposes of the Plan, the term "disability" shall mean "permanent and total disability" as defined in Section 22(e)(3) of the Code or any successor statute.

     (c) Voluntary Termination; Breach. If an ISO optionee voluntarily leaves the employ of the Company and all Related Corporations or ceases to be employed by the Company and all Related Corporations, then, in either such event, in addition to immediate termination of the Option, the ISO optionee shall automatically forfeit all shares for which the Company has not yet delivered share certificates upon refund by the Company of the exercise price of such Option. Notwithstanding anything herein to the contrary, the Company may withhold delivery of share certificates pending the resolution of any inquiry that could lead to a finding resulting in a forfeiture.

     11. Assignability. No Stock Right shall be assignable or transferable by the grantee except by will, by the laws of descent and distribution or, in the case of Non-Qualified Options only, pursuant to a valid domestic relations order. Except as set forth in the previous sentence, during the lifetime of a grantee each Stock Right shall be exercisable only by such grantee.

     12. Terms and Conditions of Options. Options shall be evidenced by instruments (which need not be identical) in such forms as the Committee may from time to time approve. Such instruments shall conform to the terms and conditions set forth in paragraphs 6 through 11 hereof and may contain such other provisions as the Committee deems advisable which are not inconsistent with the Plan, including restrictions applicable to shares of Common Stock issuable upon exercise of Options. The Committee may specify that any Non-Qualified Option shall be subject to the restrictions set forth herein with respect to ISOs, or to such other termination and cancellation provisions as the Committee may determine. The Committee may from time to time confer authority and responsibility on one or more of its own members and/or one or more officers of the Company to execute and deliver such instruments. The proper officers of the Company are authorized and directed to take any and all action necessary or advisable from time to time to carry out the terms of such instruments.

     13. Adjustments. Upon the occurrence of any of the following events, an optionee's rights with respect to Options granted to such optionee hereunder shall be adjusted as hereinafter provided, unless otherwise specifically provided in the written agreement between the optionee and the Company related to such Option:

     (a) Stock Dividends and Stock Splits. If the shares of Common Stock shall be subdivided or combined into a greater or smaller number of shares or if the Company shall issue any shares of Common Stock as a stock dividend on its outstanding Common Stock, the number of shares of Common Stock deliverable upon the exercise of Options shall be appropriately increased or decreased proportionately, and appropriate adjustments shall be made in the purchase price per share to reflect such subdivision, combination or stock dividend.

     (b) Consolidations or Mergers. If the Company is to be consolidated with or acquired by another entity in a merger, sale of all or substantially all of the Company's assets or otherwise (an "Acquisition"), the Committee or the board of directors of any entity assuming the obligations of the Company hereunder (the "Successor Board"), shall, as to outstanding Options, either (i) make appropriate provision for the continuation of such Options by substituting on a equitable basis for the shares then subject to such Options either (A) the consideration payable with respect to the outstanding shares of Common Stock in connection with the Acquisition, (B) shares of stock of the surviving corporation or (C) such other securities as the Successor Board deems appropriate, the fair market value of which shall approximate the fair market value of the shares of Common Stock subject to such Options immediately preceding the Acquisition; or (ii) upon written notice to the optionees, provide that all Options must be exercised, to the extent then exercisable, within a specified number of days of the date of such notice, at the end of which period the Options shall terminate; or (iii) terminate all Options in exchange for a cash payment equal to the excess of the fair market value of the shares subject to such Options (to the extent then exercisable) over the exercise price thereof.

     (c) Recapitalization or Reorganization. In the event of a recapitalization or reorganization of the Company (other than a transaction described in subparagraph (b) above) pursuant to which securities of the Company or of another corporation are issued with respect to the outstanding shares of Common Stock, an optionee upon exercising an Option shall be entitled to receive for the purchase price paid upon such exercise the securities he or she would have received if he or she had exercised such Option prior to such recapitalization or reorganization.

     (d) Modification of ISO's. Notwithstanding the foregoing, any adjustments made pursuant to subparagraphs (a), (b) or (c) with respect to ISOs shall be made only after the Committee, after consulting with counsel for the Company, determines whether such adjustments would constitute a "modification" of such ISOs (as that term is defined in Section 424 of the Code) or would cause any adverse tax consequences for the holders of such ISOs. If the Committee determines that such adjustments made with respect to ISOs would constitute a modification of such ISOs or would cause adverse tax consequences to the holders, it may refrain from making such adjustments.

     (e) Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, each Option will terminate immediately prior to the consummation of such proposed action or at such other time and subject to such other conditions as shall be determined by the Committee.

     (f) Issuances of Securities. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares subject to Options. No adjustments shall be made for dividends paid in cash or in property other than securities of the Company.

     (g) Fractional Shares. No fractional shares shall be issued under the Plan and the optionee shall receive from the Company cash in lieu of such fractional shares.

     (h) Adjustments. Upon the happening of any of the events described in subparagraphs (a), (b) or (c) above, the class and aggregate number of shares set forth in paragraph 4 hereof that are subject to Stock Rights which previously have been or subsequently may be granted under the Plan shall also be appropriately adjusted to reflect the events described in such subparagraphs.

The Committee or the Successor Board shall determine the specific adjustments to be made under this paragraph 13 and, subject to paragraph 2, its determination shall be conclusive.

     14. Means of Exercising Options. An Option (or any part or installment thereof) shall be exercised by giving written notice to the Company at its principal office address, or to such transfer agent as the Company shall designate. Such notice shall identify the Option being exercised and specify the number of shares as to which such Option is being exercised, accompanied by full payment of the purchase price thereof either (a) in United States dollars in cash or by check, (b) at the discretion of the Committee, through delivery of shares of Common Stock having a fair market value equal as of the date of the exercise to the cash exercise price of the Option, (c) at the discretion of the Committee, by delivery of the grantee's personal recourse note bearing interest payable not less than annually at no less than 100% of the lowest applicable Federal rate, as defined in Section 1274(d) of the Code, (d) at the discretion of the Committee and consistent with applicable law, through the delivery of an assignment to the Company of a sufficient amount of the proceeds from the sale of the Common Stock acquired upon exercise of the Option and an authorization to the broker or selling agent to pay that amount to the Company, which sale shall be at the participant's direction at the time of exercise, or (e) at the discretion of the Committee, by any combination of (a), (b), (c) and (d) above. If the Committee exercises its discretion to permit payment of the exercise price of an ISO by means of the methods set forth in clauses (b), (c), (d) or
(e) of the preceding sentence, such discretion shall be exercised in writing at the time of the grant of the ISO in question. The holder of an Option shall not have the rights of a shareholder with respect to the shares covered by such Option until the date of issuance of a stock certificate to such holder for such shares. Except as expressly provided above in paragraph 13 with respect to changes in capitalization and stock dividends, no adjustment shall be made for dividends or similar rights for which the record date is before the date such stock certificate is issued. In the absence of an effective registration statement covering the shares issuable upon exercise of any Stock Rights, such notice may, at the option of the Committee, also include a statement that the person exercising the Stock Rights is purchasing the Common Stock as an investment and not with a view to the sale or distribution of any of such Common Stock, and the holder's agreement not to sell any Common Stock received upon the exercise of the Stock Rights except either (i) in compliance with the Securities Act of 1933, as amended (provided that the Company shall be under no obligation to register either the Plan, or any securities obtained by the Optionee pursuant thereto, with the Securities and Exchange Commission), or (ii) with the prior written approval of the Company.

     15. Term and Amendment of Plan. This Plan was adopted by the Board on August 25, 1998, subject, with respect to the validation of ISOs granted under the Plan, to approval of the Plan by the stockholders of the Company at the next Meeting of Stockholders, or in lieu thereof, by written consent. If the approval of stockholders is not obtained on or prior to August 24, 1999, any grants of ISOs under the Plan made prior to that date will be rescinded. The Plan shall expire at the end of the day on August 24, 2008, (except as to Options outstanding on that date). Subject to the provisions of paragraph 5 above, Options may be granted under the Plan prior to the date of stockholder approval of the Plan. The Board may terminate or amend the Plan in any respect at any time, except that, without the approval of the stockholders obtained within 12 months before or after the Board adopts a resolution authorizing any of the following actions: (a) the total number of shares that may be issued under the Plan may not be increased (except as provided in paragraph 4(a) or by adjustment pursuant to paragraph 13); (b) the benefits accruing to participants under the Plan may not be materially increased; (c) the requirements as to eligibility for participation in the Plan may not be materially modified; (d) the provisions of paragraph 3 regarding eligibility for grants of ISOs may not be modified; (e) the provisions of paragraph 6(b) regarding the exercise price at which shares may be offered pursuant to ISOs may not be modified (except by adjustment pursuant to paragraph 13); (f) the expiration date of the Plan may not be extended; and (g) the Board may not take any action which would cause the Plan to fail to comply with Rule 16b-3. Except as otherwise provided in this paragraph 15, in no event may action of the Board or stockholders alter or impair the rights of a grantee, without such grantee's consent, under any Option previously granted to such grantee.

     16. Application of Funds. The proceeds received by the Company from the sale of shares pursuant to Options granted and Purchases authorized under the Plan shall be used for general corporate purposes.

     17. Notice to Company of Disqualifying Disposition. By accepting an ISO granted under the Plan, each optionee agrees to notify the Company in writing immediately after such optionee makes a Disqualifying Disposition (as described in Sections 421, 422 and 424 of the Code and regulations thereunder) of any stock acquired pursuant to the exercise of ISOs granted under the Plan. A Disqualifying Disposition is generally any disposition occurring on or before the later of (a) the date two years following the date the ISO was granted or
(b) the date one year following the date the ISO was exercised.

     18. Withholding of Additional Income Taxes. Upon the exercise of a Non-Qualified Option, the grant of an Award, the making of a Purchase of Common Stock for less than its fair market value, the making of a Disqualifying Disposition (as defined in paragraph 17), the vesting or transfer of restricted stock or securities acquired on the exercise of an Option hereunder, or the making of a distribution or other payment with respect to such stock or securities, the Company may withhold taxes in respect of amounts that constitute compensation includable in gross income. The Committee in its discretion may condition (i) the exercise of an Option, (ii) the grant of an Award, (iii) the making of a Purchase of Common Stock for less than its fair market value, or
(iv) the vesting or transferability of restricted stock or securities acquired by exercising an Option, on the grantee's making satisfactory arrangement for such withholding. Such arrangement may include payment by the grantee in cash or by check of the amount of the withholding taxes or, at the discretion of the Committee, by the grantee's delivery of previously held shares of Common Stock or the withholding from the shares of Common Stock otherwise deliverable upon exercise of a Option shares having an aggregate fair market value equal to the amount of such withholding taxes.

     19. Governmental Regulation. The Company's obligation to sell and deliver shares of the Common Stock under this Plan is subject to the approval of any governmental authority required in connection with the authorization, issuance or sale of such shares. Government regulations may impose reporting or other obligations on the Company with respect to the Plan. For example, the Company may be required to send tax information statements to employees and former employees that exercise ISOs under the Plan, and the Company may be required to file tax information returns reporting the income received by grantees of Options in connection with the Plan.

     20. Governing Law. The validity and construction of the Plan and the instruments evidencing Stock Rights shall be governed by the laws of Delaware.

                              EXHIBIT 10(f)

                           EMPLOYMENT AGREEMENT


     This EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of the 1st day of April, 1998, by and between WARRANTECH CORPORATION, a corporation organized under the laws of the State of Delaware (the "Company"), and JOEL SAN ANTONIO (the "Executive")

                                               W I T N E S S E T H:

     WHEREAS, the Executive has been instrumental in the development of the Company since its inception and the Company desires to continue the services of the Executive; and

     WHEREAS, the parties are desirous of entering into this Agreement in order to ensure the Company of the valuable services of the Executive pursuant to the terms and conditions contained herein;

     NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby mutually acknowledged, the parties hereby agree as follows:

     1.           EMPLOYMENT CONDITIONS

     (a) Effective upon the commencement of the Term hereof (as defined in Section 2), the Company hereby employs the Executive as its Chairman and Chief Executive Officer and the Executive hereby accepts such employment, on the terms and conditions hereinafter set forth. As Chairman and Chief Executive Officer, the Executive shall report only to the Board of Directors of the Company. In addition, for as long as the Executive shall be employed by the Company, the Executive shall be nominated for election to the Board of Directors of the Company, and the Company shall use its best efforts to cause the election of the Executive as Director. Each of the parties hereto agrees that the failure of the Executive to be duly and validly elected as a Director (for any reason other than refusal of the Executive to stand for election or re-election) or any removal of the Executive as a Director, shall constitute a material breach of this Agreement by the Company.

     2.           TERM

     The initial Term of the Executive's engagement hereunder (the "Initial Term") shall commence as of April 1, 1998 (the "Commencement Date") and shall terminate on March 31, 2003. Upon the expiration of the Initial Term, this Agreement shall automatically renew for successive periods of one-year (each, a "Renewal Term" and collectively with the Initial Term, the "Term") unless either party shall give the other written notice of non-renewal not less than 90 days prior to the expiration of the Initial Term or any Renewal Term. The Executive's base salary under any Renewal Term shall be not less than the final base salary in effect at the end of the prior term

     3.           DUTIES OF EXECUTIVE

     (a) The Executive shall be the Chief Executive Officer of the Company (and any and all of its subsidiaries) and shall perform the services and duties attendant to such position and attendant to the office of Chairman as set forth in this Agreement or in the By-Laws of the Company, subject to the direction and supervision of the Board of Directors of the Company. As Chairman and Chief Executive Officer of the Company, the Executive shall report only to the Board of Directors of the Company, and shall have powers and authority superior to those of any officer or employee of the Company or any subsidiary thereof.

     (b) Anything contained in Section 3(a) hereof or in any other provision of this Agreement to the contrary notwithstanding, nothing shall be construed to limit the ability of the Executive to serve on the Boards of Directors or as Chairman of such other corporations, trade associations, charitable organizations or other entities as the Executive shall from time-to-time deem appropriate, and to engage in such other activities as the Executive shall deem not to be in conflict with his duties to the Company.

     4.           COMPENSATION

     (a) Base Annual Salary. Subject to any other provision of this Agreement, the Executive shall receive a base annual salary in the amount of $585,000 per annum (which amount shall be payable effective as of April 1, 1998), subject to adjustment as hereinafter provided (the "Base Salary Amount"), payable in equal bi-weekly payments (less applicable withholding taxes) in accordance with the usual payroll practices of the Company. The Base Salary Amount shall be increased, effective as of January 1 of each year, by an amount to be determined by the Board of Directors, which percentage increase shall in any event be at least equal to five percent (5%).

     (b) Cash Incentive Bonus. The Executive shall be entitled to a cash incentive bonus in an amount equal to two percent (2%) of the after-tax net income of the Company, determined in accordance with generally accepted accounting principles ("GAAP"). The calculation and distribution of such incentive bonus amount shall be made quarterly, within forty-five (45) days after the conclusion of each calendar quarter. Such calculations and distributions shall be cumulative within each fiscal year of the Company, such that if at the conclusion of any fiscal year it is determined that the bonus award previously distributed hereunder exceeds (or falls short of) the amount to which the Executive shall be entitled, the Company shall promptly notify the Executive of the amount of such excess (or arrearage) . The amount of any such arrearage shall be paid by the Company to the Executive in a lump sum, within ten (10) days following the computation of such amount. The amount of such excess payment, if any, shall be refunded by the Executive to the Company, provided, however, that such repayment shall be accomplished by reducing each of the four quarterly incentive bonus payments in the succeeding year by an amount equal to twenty-five (25%) percent of such overpayment. Notwithstanding anything contained herein to the contrary, in any year during or after which a Change in Control (as hereinafter defined) shall have occurred, the amount of the cash incentive bonus payable pursuant to this paragraph 4(b) shall not be less than the amount of the cash incentive bonus paid during the immediately preceding year.

     5.           EMPLOYEE BENEFITS

     (a) In addition to the compensation and other benefits provided for elsewhere in this Agreement, the Executive shall be entitled to eight (8) weeks of paid vacation during each year, as well as to health, life insurance, pension, supplemental pension, savings, stock award, stock option and other employment benefits which are provided to other executive officers and employees of the Company, to be reimbursed by the Company for ordinary and necessary business expenses incurred by the Executive and to participate in all employee benefit plans of the Company as in effect on the date hereof and/or as adopted or modified from time-to-time after the date hereof. The Company shall not terminate any such employee benefits or employee benefit plans which are in effect on the date hereof.

     (b) In addition to any other life insurance maintained pursuant to paragraph 5(a) above, the Company shall continue to maintain in full force and effect for the benefit of the Executive, the "split dollar" life insurance arrangement presently in effect with respect to the two policies insuring the Executive having policy numbers 1042887 and 1026492.

     (c) In addition to any other insurance maintained pursuant to paragraph 5(a) above, the Company shall maintain, in full and effect, for the benefit of the Executive, long term disability insurance, on terms reasonably satisfactory to the Executive.

     (d) The Company shall provide the Executive with an automobile expense allowance of not less than $12,000 per year.

     (e) Promptly following the execution of this Agreement, the Company and the Executive shall enter into an option agreement memorializing the previous grant by the Company to Executive of options to purchase 400,000 shares of the Company's common stock, par value .007 per share (the "Common Stock") at an exercise price of $3.37 per share, as more fully described in the resolution adopted by the Board of Directors of the Company on August 28, 1998. Notwithstanding anything contained herein to the contrary (including, without limitation, pursuant to paragraph 9 hereof) all of such options and any other options granted to the Executive pursuant to any other Agreement or benefit plan shall become 100% vested without any further action on the part of the Executive upon the occurrence of any Change in Control (as hereinafter defined) of the Company.

     6.           COUNSEL FEES AND INDEMNIFICATION

     The Company shall pay, or reimburse to the Executive, the fees and expenses of personal counsel for their professional services rendered to the Executive in connection with this Employment Agreement and any other agreement or benefit plan entered into or adopted in connection herewith and matters related hereto and thereto, including in connection with any enforcement hereof and thereof. Without limiting the foregoing, in the event that (i) the Company terminates, or seeks to terminate this Agreement, alleging as justification for such termination "good cause" as specified in Section 8(b) hereof and the Executive disputes such termination or attempted termination, or (ii) the Executive elects to terminate this Agreement pursuant to Section 8(c) hereof and the Company disputes its obligations pursuant to Section 8 or any other provision of this Agreement; the Company shall pay, or reimburse to the Executive, all reasonable costs incurred by the Executive in such dispute, including attorneys' fees and costs.

     7.           REPRESENTATIONS. WARRANTIES AND AGREEMENTS OF THE COMPANY

     (a) The Company hereby represents and warrants to, and agrees with, the Executive as follows

     (i) the Executive is and shall continue to be covered and insured up to the maximum limits provided by all insurance which the Company maintains to indemnify its directors and officers (and to indemnify the Company for any obligations which it incurs as a result of its undertaking to indemnify its officers and directors);

     (ii) that the Company will continue to maintain in full force and effect such insurance, at not less than its present limits, in effect throughout the Term of this Agreement (or any renewal or continuation hereof);

     (iii) this Agreement, and each of the terms and provisions hereof, including, without limitation the undertakings with respect to payment, indemnification and maintenance of insurance set forth in Sections 6 and 7 hereof, do not violate or conflict with any provisions of the Certificate of Incorporation and Bylaws of the Company, (B) any agreement by which the Company is bound, or (C) any federal, state or local law, rule, regulation or judicial order; this Agreement has been duly and validly authorized, executed and delivered by the Company, and is a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms;

     (iv) the Company has all power and authority necessary to enter into this Agreement in accordance with its terms;

     (v) this Agreement, and the employment of the Executive by the Company have been duly approved by the Board of Directors of the Company;

     (vi) during the Term hereof, the Company will not change the corporate title of the Executive or alter or diminish the powers, duties and authority of the Executive in his position as Chairman and Chief Executive Officer of the Company (or any subsidiary of the Company), nor will the Company change by more than twenty-five (25) miles the location of the offices in which Executive's services are to be performed (i.e., Stamford, Connecticut), or take any other action which would constitute "Good Reason" as defined in Section 8(c) hereof if such action were to occur following a "Change in Control" as defined in Section 8(c) hereof;

     (vii) the Company shall indemnify and hold harmless the Executive to the fullest extent permitted by applicable law. To the extent that the Company's Certificate of Incorporation, By-laws, resolutions of Company's Board of Directors or stockholders, or other corporate acts, agreements or instruments of the Company, each as in effect on the date hereof, confer additional or specific rights relating to indemnification, advancement of expenses of directors and officers, agents or others, the Executive shall continue to be entitled to such rights, which rights may not be diminished by subsequent modification or amendment; and

     (viii) each of the persons executing this Agreement hereby acknowledges and agrees that, in entering into this Agreement, the Executive has relied on each of the representations and warranties and agreements of the Company contained herein and failure of the Company to comply with or perform any of such representations, warranties or agreements shall constitute the material breach by the Company of this Agreement.

     8.           TERMINATION

         This Agreement may be terminated only as follows:

     (a) Termination by the Company Other than for Good Cause. If the Company shall terminate the employment of the Executive during the Term other than for "good cause", as defined herein, then the Executive shall be entitled to receive the following:

     (i) payment of cash in an amount equal to the greater of (A) the Base Salary Amount (as in effect on the date of such termination) for the remainder of the Term or (B) three year's Base Salary Amount (as in effect on the date of such termination);

     (ii) the bonus amount payable pursuant to Section 4(b) hereof, which amount shall be pro rated in the case of any partial period; and

     (iii)any and all unvested stock options, restricted stock awards or similar items subject to future vesting shall immediately become 100% vested without any further action on the part of the Executive.

     (b)  Termination  by the  Company  for Good  Cause.  Except as  provided in
Section 8(d) below, this Agreement may only be terminated by the Company, upon written notice to the Executive, for "good cause" as hereinafter defined. For purposes of this Section 8(b) "good cause" shall mean the willful and continued failure of the Executive to perform his duties or the willful engaging by the Executive in illegal conduct or gross misconduct materially injurious to the Company. If the Company desires to terminate the employment of the Executive pursuant to this Section 8(b) the Company shall first send notice to the Executive describing the action constituting the act of breach or default and on receipt thereof the Executive shall have thirty (30) days in which to cure such breach or default. Upon termination in accordance with the provisions of this
Section 8(b) the Company shall be obligated to pay to the Executive the annualized Base Salary Amount only through the period ending on the last day of the month in which such termination occurs, plus such other amounts as are payable to the Executive pursuant to this Agreement and which have accrued as of the last day of the month in which such termination occurs (including the pro-rating of amounts in respect of any partial period)

     (c) Termination by the Executive by Resignation upon Breach or Change in Control. (i) This Agreement may be terminated by the Executive, upon written notice to the Company,

     (A) for breach by the Company of any of the terms or provisions hereof or any other agreement or benefit plan entered into or adopted in connection herewith,

     (B) during the "Window Period" (as hereinafter defined) following a "Change in Control" of the Company as hereinafter defined, or

     (C) upon the occurrence of "Good Reason" (as hereinafter defined) following a "Change in Control" of the Company as hereinafter defined.

Upon any such termination in accordance with this Section 8 (c), the Executive shall be entitled to receive payments in the same amounts and acceleration of vesting or other benefit as would be payable or would occur upon termination of the Executive by the Company other than for "good cause" as provided in Section 8(a) hereof.

     (ii) For purposes of this Agreement, a "Change in Control" of the Company shall mean any of the following events:

     (A) An acquisition (whether directly from the Company or otherwise) of any voting securities of the Company (the "Voting Securities") by any "Person" (as the term person is used for purposes of Section 13 (d) or 14(d) of the Securities and Exchange Act of 1934, as amended (the "1934 Act")) (other than the Executive or an entity controlled by the Executive), immediately after which such Person has "Beneficial Ownership" (within the meaning of Rule 13d-3 promulgated under the 1934 Act) of forty percent (40%) or more of the combined voting power of the Company's then outstanding Voting Securities.

     (B) The individuals who, as of the date hereof, are members of the Board (the "Incumbent Board"), cease for any reason to constitute at least sixty percent (60%) of the Board; provided, however, that if the election, or nomination for election by the Company's stockholders, of any new director was approved by a vote of at least sixty percent (60%) of the Incumbent Board, such new director shall, for purposes of this Agreement, be considered as a member of the Incumbent Board; provided, further, however, that no individual shall be considered a member of the Incumbent Board if such individual initially assumed office as a result of either an actual or threatened "Election Contest" (as described in Rule 14a-ll promulgated under the 1934 Act) or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board (a "Proxy Contest") including by reason of any agreement intended to avoid or settle any Election Contest or Proxy Contest; or

     (C) Approval by the Board of Directors or stockholders of the Company, or execution by the Company of any agreement with respect to, or the consummation of:

     (1) A merger, consolidation or reorganization involving the Company;

     (2) A liquidation or dissolution of or appointment of a receiver, rehabilitator, conservator or similar person for, the Company;

                               or

     (3) An agreement for the sale or other disposition of all or substantially all of the assets of the Company to any Person (other than a transfer to a Subsidiary).

     (D) Any other change in "control" of the Company. For purposes of the immediately preceding sentence, the term "control" shall have the meaning ascribed thereto pursuant to Rule 405 of the Rules and Regulations of the Securities and Exchange Commission promulgated pursuant to the Securities Act of 1933, as amended.

     (iii) Notwithstanding anything contained in this Agreement to the contrary, if the Executive's employment is terminated prior to a Change in Control and the Executive reasonably demonstrates that such termination (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change in Control and who effectuates a Change in Control (a "Third Party") or (ii) otherwise occurred in connection with, or in anticipation of, a Change in Control which actually occurs, then for all purposes of this Agreement, the date of a Change in Control with respect to the Executive shall mean the date immediately prior to the date of such termination of the Executive's employment

     (iv) In order to provide the Executive with an incentive to remain with the Company for an appropriate period of transition following a Change in Control of the Company, for purposes of this Agreement the "Window Period" shall be the ninety (90) day period beginning on the date which is six (6) months after the date of any Change in Control of the Company; provided, however, that if any such Change in Control shall occur within the last six (6) months of the Term of this Agreement, the Window Period shall be the last forty-five (45) days of the Term hereof (or such lesser period as shall remain in the Term hereof following such Change in Control); and provided, further, that if any such Change in Control shall occur during the last six (6) months of the Term of this Agreement, unless the Executive shall have given written notice to the contrary, the Executive shall without further action automatically be deemed to have given the written notice specified in Section 8(c) (i) hereof on the last day of the Term hereof (unless such notice shall have been previously given) and shall be entitled to receive the payments specified in such Section 8(c) (i)

     (v) For purposes of this Agreement, "Good Reason" shall mean the occurrence after a Change in Control of any of the events or conditions described in subsections (A) through (G) hereof:

     (A) a change in the Executive's status, title, position or responsibilities (including reporting responsibilities) which, in the Executive's reasonable judgment, represents an adverse change from his status, title, position or responsibilities as in effect at any time within ninety (90) days preceding the date of a Change in Control or at any time thereafter; the assignment to the Executive of any duties or responsibilities which, in the Executive's reasonable judgment, are inconsistent with his status, title, position or responsibilities as in effect at any time within ninety (90) days preceding the date of a Change in Control or at any time thereafter; or any removal of the Executive from or failure to reappoint or reelect him to any of such offices or positions;

     (B) any failure to award the Executive bonus payments and/or increases in Base Annual Salary in a manner consistent with the practice of the Company prior to any such Change in Control;

     (C) the Company's requiring the Executive to be based at any place outside a 25-mile radius from Stamford, Connecticut, except for reasonably required travel on the Company's business (including such travel to Euless, Texas) which is not materially greater than such travel requirements prior to the Change in Control;

     (D) the failure by the Company to (a) continue in effect (without reduction in benefit level, and/or reward opportunities) any material compensation or employee benefit plan in which the Executive was participating at any time within ninety (90) days preceding the date of a Change in Control or at any time thereafter, or (b) provide the Executive with compensation and benefits, in the aggregate, at least equal (in terms of benefit levels and/or reward opportunities) to those provided for under each other employee benefit plan, program and practice in which the Executive was participating at any time within ninety (90) days preceding the date of a Change in Control or at any time thereafter;

     (E) the insolvency or the filing (by any party, including the Company) of a petition for bankruptcy or similar insolvency of the Company, which petition is not dismissed within sixty (60) days;

     (F) any material breach by the Company of any provision of this Agreement;

     (G) any purported termination of the Executive's employment for "good cause" by the Company which does not comply with the terms of Section 8(b) hereof.

     (d) Termination by the Company upon Disability of the Executive. This Agreement may, at the option of the Company, be terminated by the Company, upon thirty (30) day's prior written notice to the Executive (or his personal representative) , upon the Disability of the Executive as hereinafter defined. For purposes of this Section 8(d) "Disability" shall mean if the Executive shall become physically or mentally disabled, whether totally or partially, so that he is unable to perform substantially all of his services hereunder for a period of twelve (12) consecutive months. Upon any such termination in accordance with this Section 8 (d), the Executive shall be entitled to receive payments of Base Salary Amount (as in effect on the date of such termination), together with such increases as would be applicable pursuant to Section 4(a) hereof for a period of twelve (12) months from the effective date of such termination. In addition, the Executive shall be entitled to such other benefits as would be available upon termination of the Executive by the Company other than for "good cause" as provided in subsections (ii) and (iii) of Section 8(a) hereof. Notwithstanding anything contained herein to the contrary, the cash payment pursuant to which the Executive shall be entitled pursuant to this Section 8(d) during the twelve-month period following any such termination shall be reduced, dollar-for-dollar by the amount of any disability insurance payment received by the Executive during such period pursuant to any disability insurance policy, the entire premium of which was paid for by the Company.

     (e) Termination by the Company upon Death of the Executive. This Agreement shall terminate upon death of the Executive. Upon any such termination in accordance with this Section 8 (e) , the Executive (or his personal representative) shall be entitled to receive payment of cash in an amount equal to one year's Base Salary Amount (as in effect upon the date of such termination) plus the pro rata portion of any bonus payable pursuant to paragraph 4(b) hereof through the date of such termination.

     (f) Payment Terms. Payment of any amounts to which the Executive shall be entitled pursuant to the provisions of this Section 8 shall be made no later than ten (10) days following receipt of notice of termination or the event giving rise to such termination. Any amounts payable pursuant to this Section 8 which are not made within the period specified in this Section 8(f) shall bear interest at a rate equal to the lesser of (i) the maximum interest rate allowable pursuant to applicable law or (ii) five points above the "prime rate" of interest as published from time-to-time in the Eastern Edition of the Wall Street Journal.

     (g) Benefits. In the event the Executive's employment with the Company is terminated for any reason prior to the end of the Term, the Executive and his dependents, if any, will continue to participate in any group health plan sponsored by the Company in which the Executive was participating on the date of such termination, at no cost to the Executive or his dependents, for the remainder of the Term. Thereafter, the Executive and his dependents, if any, shall be entitled to elect continuation health coverage under Section 4980B of the Internal Revenue Code of 1986, as amended, or any successor provisions thereto, to the extent permitted by applicable law. In addition to any payments to which the Executive may be entitled upon termination of his Employment pursuant to any provision of this Agreement, the Executive shall be entitled to any benefits under any life insurance, pension, supplemental pension, savings, or other employee benefit plan in which the Executive was participating on the date of any such termination.

     9.           LIMITATION ON PAYMENTS

     (a) In the event that Deloitte & Touche, LLP, or any successor tax accountants to the Company (the "Auditors") determine that any payment or distribution by the Company to or for the benefit of the Executive, whether paid or payable (or distributed or distributable) pursuant to the terms of this Agreement or otherwise (a "Payment"), would be nondeductible by the Company for federal income tax purposes because of section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), then the aggregate present value of the amounts payable or distributable to or for the benefit of the Executive pursuant to this Agreement (the "Agreement Payments") shall be reduced (but not below zero) to the Reduced Amount. For purposes of this Section 9, the "Reduced Amount shall be an amount expressed in present value which maximizes the aggregate present value of Agreement Payments without causing any Payment to be nondeductible by the Company because of section 280G of the Code.

     (b) If the Auditors determine that any Payment would be nondeductible by the Company because of section 280G of the Code, then the Company shall promptly give the Executive notice to that effect and a copy of the detailed calculation thereof and of the Reduced Amount, and the Executive may then elect, in his sole discretion, which and how much of the Agreement Payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Agreement Payments equals the Reduced Amount) and shall advise the Company in writing of his election within 10 days of his receipt of notice. If no such election is made by the Executive within such 10-day period, then the Company may elect which and how much of the Agreement Payments shall be eliminated or reduced (as long as after such election the aggregate present value of the Agreement Payments equals the Reduced Amount) and shall notify the Employee promptly of such election. For purposes of this Section 9, present value shall be determined in accordance with section 280G(d) (4) of the Code. All determinations made by the Auditors under this Section 9 shall be binding upon the Company and the Executive and shall be made within 60 days of the Executive's termination of employment. As promptly as practicable following such determination and the elections hereunder, the Company shall pay to or distribute to or for the benefit of the Executive such amounts as are then due to him under this Agreement and shall promptly pay to or distribute for the benefit of the Executive in the future such amounts as become due to him under this Agreement.

    (c) As a result of the uncertainty in the application of section 280G of the Code at the time of the initial determination by the Auditors hereunder, it is possible that Agreement Payments will have been made by the Company which should not have been made (an "Overpayment") or that additional Agreement Payments which will not have been made by the Company could have been made (an
"Underpayment"), consistent in each case with the calculation of the Reduced Amount hereunder. In the event that the Auditors, based upon the assertion of a deficiency by the Internal Revenue Service against the Company or the Executive which the Auditors believe has a high probability of success, determine that an Overpayment has been made, such Overpayment shall be treated for all purposes as a loan to the Executive which he shall repay to the Company, together with interest at the applicable federal rate provided for in section 7872 (f) (2) of the Code; provided, however, that no amount shall be payable by the Executive to the Company if and to the extent that such payment. would not reduce the amount which is subject to taxation under section 4999 of the Code. In the event that the Auditors, based upon controlling precedent, determine that an Underpayment has occurred, such Underpayment shall promptly be paid by the Company to or for the benefit of the Executive, together with interest at the applicable federal rate provided for in section 7872(f) (2) (A) of the Code.

     10.          WAIVER

     No waiver of any provision of this Agreement shall be effective and enforceable unless set forth in a written instrument executed by the parties hereto. No waiver of any provision of this Agreement shall affect the validity or enforceability, or constitute a waiver of future enforcement, of such provision or of any other provision of this Agreement

     11.          GOVERNING LAW

     This Agreement shall in all respects be subject to, governed by and construed in accordance with the laws of the State of Connecticut

     12.          SEVERABILITY

     The invalidity or unenforceability of any provision of this Agreement shall not in any manner whatsoever affect the validity or enforceability of any other provision hereof. Whenever possible, this Agreement shall be construed to permit the full enforcement of each provision hereof, and any declaration of invalidity or unenforceability with regard to any provision hereof shall be construed to minimize the effect of such declaration.

     13.          NOTICES

     All notices required or permitted hereunder shall be in writing and shall be sufficiently given if: (a) hand delivered (in which case the notice shall be effective upon delivery) ; (b) telecopied, provided that in such case a copy of such notice shall be concurrently sent by registered or certified mail, return receipt requested, postage prepaid (in which case the notice shall be effective one day following dispatch); (c) delivered by Express Mail, Federal Express or other nationally recognized overnight courier service (in which case the notice shall be effective one business day following dispatch); or (d) delivered or mailed by registered or certified mail, return receipt requested, postage prepaid (in which case the notice shall be effective three days following dispatch), to the parties at the following addresses and/or telecopier numbers, or to such other address or number as a party shall specify by written notice to the others in accordance with this Section.

                                                If to the Company:

                                                     Warrantech Corporation
                                                     300 Atlantic Street
                                                     Stamford, Connecticut 06901
                                                     Attn:   President
                                                     Telecopier No.:203-327-1587


                                                with a copy to:

                                                    Ralph A. Siciliano, Esq.
                                                    Newman, Tannenbaum, Helpern,
                                                    Syracuse & Hirschtritt, LLP
                                                    900 Third Avenue
                                                    New York, New York 10022
                                                    Telecopier No.: 212-371-1084

                                                If to Executive:

                                                    Joel San Antonio
                                                    56 North Stanwich Road
                                                    Greenwich, Connecticut 06831

                                                with a copy to:

                                                    Kenneth E. Thompson, Esq.
                                                    McCarter & English, LLP
                                                    Four Gateway Center
                                                    100 Mulberry Street
                                                    Newark, NJ  07102
                                                    Telecopier No. :973-624-7070

     14.          DEATH OR DISABILITY

     In the event of the death or disability of the Executive, the Executive, his estate or his designated beneficiaries shall be entitled to the same compensation, rights and benefits as are referred to in Sections 8 and 9 hereof.

     15.          BINDING EFFECT

     This Agreement together with any written amendments hereto, shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors, assigns, heirs and personal representatives. Except as otherwise provided in Section 14 hereof, this Agreement is not intended to

                              -15
confer any rights or remedies upon any person or entity other than the Executive and the Company

     16.          NO MITIGATION OF DAMAGES: NO SET-OFF

     In the event of any termination of this Agreement by either the Company or the Executive for any reason, the Executive shall not be required to seek comparable employment so as to minimize any obligation of the Company to compensate the Executive for any damages that he may suffer by reason of such termination or for any severance or other payment. No salary or other compensation received by the Executive in connection with any employment of the Executive after termination of the Executive's employment with the Company will reduce any amounts payable under this Agreement or any agreement entered into in connection herewith. There shall be no right of set-off or counterclaim on behalf of the Company, in respect of any claim, debt or obligation, against any payments to the Executive, his dependents, beneficiaries or estate provided for in this Agreement

     17.          AMENDMENTS

     No provision of this Agreement may be modified, altered or amended except by written agreement executed by all of the parties hereto.

     18.          ENTIRE AGREEMENT

     This Agreement and any benefit plans of the Company are intended by the parties as the final expression of their agreement and intended to be a complete and exclusive statement of the agreements and understandings of the parties hereto in respect of the subject matter contained herein or in such letter agreements. There are no restrictions, promises, warranties or undertakings, other than those set forth or referred to herein or therein. This Agreement supersedes all prior agreements and understandings between the parties with respect to the subject matter hereof.

     19.          HEADINGS

     The various headings set forth in this Agreement are inserted for reference purposes only and shall in no way effect the meaning or intent of any provision hereof.

     20.          INTERPRETATION

     It is expressly agreed by the parties that the authorship of this Agreement will have no bearing upon its interpretation. Each of the parties hereto acknowledges and agrees that the terms and provisions of this Agreement are fair and reasonable and that no such term or provision shall in any event be deemed a penalty.

     21.          COUNTERPARTS

     This Agreement may be executed in counterparts each of which shall be deemed an original but all of which together shall constitute a single instrument.

     22.          DISPUTE RESOLUTION

     At the sole election of the Executive, any dispute arising pursuant to this Agreement may be resolved pursuant to an arbitration proceeding conducted by a panel of three neutral arbitrators in accordance with the commercial arbitration rules of the American Arbitration Association. Any such proceedings will be held in Stamford, Connecticut. Notwithstanding anything contained herein to the contrary all costs associated with such proceeding shall borne by the Company.

     23.          COVENANT NOT TO COMPETE UPON ELECTION OF COMPANY

     (a) During the period of 30 days following the termination of the employment of the Executive during the Term (other than termination pursuant to Section 8 (c) (A) or Section 8 (c) (C)), the Company shall have the option, but not the obligation, to deliver to the Executive a written notice of the election of the Company to invoke the covenant not to compete contained in Section 23 (b) hereof

     (b) Upon timely receipt by the Executive of a notice specified in Paragraph 23(a) hereof, the Executive shall not, for a period of two years, engage in the business of (i) the offering of service contracts to consumers through retailers, dealers, distributors and manufacturers, or (ii) administering service contracts offered by others to consumers through retailers, dealers, distributors and manufacturers. Nothing herein shall impair the ability of the Executive to engage in any other activity not specified in the immediately preceding sentence, including, without limitation, offering service contracts or administering service contracts offered to consumers other than through retailers, dealers, distributors and manufacturers.

     (c) Upon the  election  of the  Company  to invoke the  provisions  of this
Section 23, and simultaneously with the submission of the notice specified in paragraph 23 (a), the Company shall issue to the Executive One Hundred Thousand (100,000) shares of Common Stock.

     (d) The obligations of the Executive under this Section 23 shall terminate upon the breach by the Company of any obligation to the Executive pursuant to this Agreement or any other agreement.

     IN WITNESS WHEREOF, the Company and Executive have duly executed this Agreement as of the day and year first written above.


                                                WARRANTECH CORPORATION

                                                By: /s/ Richard Gavino
                                                    --------------------
                                                    Richard Gavino
                                                    Financial Officer


                                                /s/ Joel San Antonio
                                                ------------------------
                                                Joel San Antonio

                                                EXHIBIT 21
                              LIST OF SUBSIDIARIES OF WARRANTECH CORPORATION

         WARRANTECH CONSUMER PRODUCT SERVICES, INC.
                  a Connecticut corporation

         WCPS OF FLORIDA, INC.
                  a Florida corporation

         WARRANTECH AUTOMOTIVE, INC.
                  a Connecticut corporation

         WARRANTECH AUTOMOTIVE OF CALIFORNIA, INC.
                  a California corporation

         WARRANTECH AUTOMOTIVE RISK PURCHASING GROUP, INC.
                  a Michigan corporation

         WARRANTECH AUTOMOTIVE OF FLORIDA, INC.
                  a Florida corporation

         WARRANTECH DIRECT, INC.
                  a Texas corporation

         WARRANTECH (UK) LIMITED
                  a company incorporated in England

         WARRANTECH INTERNATIONAL, INC.
                  a Delaware corporation

         WCPS OF CANADA, INC.
                  a Connecticut corporation

         WARRANTECH AUTOMOTIVE OF CANADA, INC.
                  a Connecticut corporation

         WARRANTECH EUROPE PLC
                  a company incorporated in England

         WARRANTECH ADDITIVE, INC.
                  a Texas corporation

         WARRANTECH HOME SERVICE COMPANY
                  a Connecticut corporation

         WARRANTECH CARIBBEAN LTD
                  a company incorporated in the Cayman Islands

         WARRANTECH HOME ASSURANCE COMPANY
                  a Florida corporation

         WARRANTECH HELP DESK, INC.
                  a Delaware corporation

         WCPS DIRECT, INC.
                  a Texas corporation

         WHSC DIRECT, INC.
                  a Texas corporation

         WARRANTECH HOME ASSURANCE COMPANY
                  a Connecticut corporation

         WARRANTECH INTERNATIONAL de CHILE
                  a Chile corporation

         VEMECO, INC.
                  a Connecticut corporation