Form 10-Q
period 1999-06-30
WARRANTECH CORP
filed 1999-08-16
CIK 735571

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended June 30, 1999

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

             Class                          Outstanding at June 30, 1999
Common stock, par value $.007 per share            15,222,861 shares

PART I.  FINANCIAL INFORMATION


        Warrantech Corporation (the "Company") announced on July 15, 1999 that it is reviewing its accounting policy with respect to revenue recognition. For the past eight years, the Company has recognized revenue immediately in direct proportion to costs incurred. The review was undertaken after the Company's independent auditor, Ernst & Young, raised the issue concerning the Company's revenue recognition policy shortly before the due date for filing the Company's Annual Report on Form 10-K for its 1999 fiscal year.

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

     Because of the unresolved issues regarding the Company's financial statements, the Company was unable to file its Annual Report on Form 10-K for the fiscal year ending March 31, 1999. As a consequence of the Company's inability to file its Form 10-K, the Company has received notice from Nasdaq that the Company's common stock is subject to being delisted from the Nasdaq
Stock Market. The Company has informed Nasdaq that it is appealing such delisting and a formal hearing with respect to such delisting has been scheduled for August 27, 1999. Pending the outcome of this hearing, the Company's common stock will continue to trade on the Nasdaq system under the symbol "WTECE". In light of the Nasdaq action, and the recent weakness in the Company's common stock, the Company recently filed its Form 10-K, omitting those portions of Part II thereof relating to its financial statements. The Company is filing this Form 10-Q for the three months ended June 30, 1999 on the same basis. The information required to be provided in the Form 10-Q with respect to the Company's financial statements and management's discussion and analysis of results of operations and financial condition will be promptly filed supplementally following the resolution of the issue regarding revenue recognition and the completion of the audit of the Company's financial statements. For a discussion of the revenue recognition policy issues under review at this time, please see Part II of the Company's Form 10-K for the year ended March 31, 1999.

PART II. Other Information

Item 1.       Legal Proceedings

              Not applicable

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Not applicable.

Item 6 (a)                 Exhibits

              (27) Financial Data Schedule*


Item 6        Reports on Form 8-K

              Report on Form 8-K reporting item 5 dated July 30, 1999 filed July 30, 1999



*  To be filed as amendment.

                                                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   WARRANTECH CORPORATION


                                            /s/ Joel San Antonio
                                    ----------------------------------
                                   Joel San Antonio - Chairman of the Board
                                   (Chief Executive Officer)


Date:  August 16, 1999

                                             /s/  Richard F. Gavino
                                    -----------------------------------
                                   Richard F. Gavino - Executive Vice President
                                   and Chief Financial Officer


Date:  August 16, 1999