Form 10-Q
period 1999-09-30
WARRANTECH CORP
filed 1999-12-07
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

                                [ X ] FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the quarterly period ended September 30, 1999
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                for the transition period from _______ to _______

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.007 par value
_______________________________________________________________________________
                                (Title of Class)

     Indicate by checkmark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes _____                  No ___X___

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

       Class                                Outstanding as of September 30, 1999

Common Stock, par value $.007 per share            15,222,861 shares

                                                          Index

                                                                                                                Page

PART I - FINANCIAL INFORMATION                                                                                    3



PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                         3

Item 2. Changes in Securities                                                                                     3

Item 3. Defaults Upon Senior Securities                                                                           3

Item 4. Submission of Matters to a Vote of Security-Holders                                                       3

Item 5. Other Information                                                                                         4

Item 6. Exhibits and Reports on Form 8-K                                                                          4


                           PART I - FINANCIAL INFORMATION

     Registrant is not able to furnish the financial information required pursuant to Part I of its Form 10-Q for the period ended September 30, 1999, because it is still awaiting the receipt of the views of the Chief Accountant's Office of the Division of Corporation Finance ("DCF") of the Securities and Exchange Commission concerning the revenue recognition accounting policy which Registrant should apply. The DCF informed Registrant on October 1, 1999 that it believes that Registrant should recognize revenue from extended service contracts in which Registrant is the obligor in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, and Registrant is performing the calculations necessary to comply with this accounting policy. The DCF further informed Registrant that, with respect to service contracts in which Registrant is not the obligor, it believes that Registrant is required to recognize administrative fees on a straight-line basis over the life of the contracts which Registrant administers. Registrant currently defers only a portion of the administrative fee income which pertains to administrating claims over the life of the contracts and recognizes the balance of the income in the period in which the service contracts are sold because a substantial amount of the revenue relates to expenses which are incurred in connection with the acquisition of the service contract business. After being informed of the DCF's position with respect to revenue from contracts in which Registrant is not the obligor, Registrant requested the DCF to reconsider its position, and the DCF has agreed to do so. Pursuant to the request of the DCF, Registrant furnished information to the DCF concerning the manner in which Registrant allocates revenue from such service contracts. Registrant is awaiting the DCF's position following its reconsideration of this matter. Registrant intends to file its financial information after receipt of the DCF's position.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             27.  Financial Data Schedule*

         (b) Reports on Form  8-K:


     Form 8-K, dated August 26, 1999 and filed on August 27, 1999, reporting information in response to Item 4, concerning Changes in Registrant's Certifying Accountant.

     Form 8-K/A, dated and filed on September 10, 1999, containing corrections to the Form 8-K, filed on August 27, 1999.

     Form 8-K, dated and filed as of September 10, 1999, containing information in response to Item 5, "Other Events," reporting the decision of the Nasdaq Listing Qualifications Panel which delisted Registrant's common stock from the Nasdaq Stock Market effective as of the close of business on September 2, 1999 due to the delay in the filing of Registrant's Form 10-K for the fiscal year ended March 31, 1999. Registrant also reported that it filed an appeal from the decision to the Nasdaq Listing and Hearing Review Council. The Report further stated that Registrant intended to seek the views of the Securities and Exchange Commission concerning Registrant's revenue recognition policy, and further announced that the Board of Directors of Registrant authorized the repurchase of up to $1.5 million of the Company's common stock.

     Form 8-K/A, dated and filed on September 14, 1999, annexing a letter dated September 13, 1999 from Registrant's former certifying accountant, Ernst & Young, LLP.

     Form 8-K/A, dated and filed on September 28, 1999, annexing a letter dated September 24, 1999 from Registrant's former certifying accountant, Ernst & Young, LLP.

     Form 8-K, dated and filed on October 18, 1999, containing information in response to Item 5, "Other Events," reporting Registrant's receipt of the position of the DCF with respect to Registrant's revenue recognition policy. Registrant further reported that, following Registrant's notification of the position of the DCF to PriceWaterhouseCoopers LLP ("PWC"), which is the successor firm of Coopers & Lybrand, L.L.P., PWC informed Registrant that the reports of Coopers & Lybrand, L.L.P. with respect to Registrant's consolidated financial statements for the fiscal years ended March 31, 1998, March 31, 1997, March 31, 1996 and March 31, 1995, were withdrawn. Coopers & Lybrand, L.L.P. was Registrant's certifying accountant for those years.


* To be filed as amendment.

                                                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Warrantech Corporation


Date:  November 15, 1999               By:  /s/ Richard F. Gavino
                                           ------------------------
                                       Name:  Richard F. Gavino,
                                       Title: Executive Vice President, Chief
                                              Financial Officer and Accounting
                                              Officer