Form 10-K/A
period 1999-03-31
WARRANTECH CORP
filed 1999-12-23
CIK 735571

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

300 Atlantic Street, Stamford, Connecticut               __06901___
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code               (203) 975-1100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of each Exchange on which registered
Common Stock $.007 par value                                None

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

                       Yes_ _X__                  No_______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [ ].

                        _______________________________

     The number of shares outstanding of the Registrant's common stock is 15,125,611 as of December 21, 1999.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $11,518,865 as of December 21, 1999.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended are incorporated by reference in
Part III.

Index to Exhibits is on page 56
Document contains 61 pages

                                     PART I


     Warrantech Corporation ("Warrantech" or the "Company") maintains executive offices at 300 Atlantic Street, Stamford, Connecticut 06901, operating facilities at 150 Westpark Way and 1441 West Airport Freeway, Euless, Texas 76040, as well as other Texas locations. The telephone number of the executive offices is (203) 975-1100.

Item 1.           Business

     Warrantech, through its wholly owned subsidiaries, markets and administers service contracts and extended warranties. The Company is a third party administrator for a variety of dealer/clients in selected industries and offers call center and technical computer services. The Company assists dealer/clients in obtaining insurance policies from highly rated independent insurance companies for all contracts and programs offered. The insurance company is then responsible for the cost of repairs or replacements for the contracts administered by Warrantech.

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

     The predominant terms of the service contracts and extended warranties range from twelve (12) to eighty-four (84) months. The Company acts as a third party administrator on behalf of the dealer/clients and insurance companies. The actual repairs and replacements required under the service contract agreements are performed by independent third party authorized repair facilities. The cost of these repairs is borne by the insurance companies which have the ultimate responsibility for the claims. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

     The Company's service contract programs benefit consumers with expanded and/or extended product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Such coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's service contract programs benefit the dealer/clients by providing enhanced value to the goods and services they offer. It also provides the opportunity for increased revenue and income while outsourcing the costs and responsibilities of operating an extended warranty program.

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

     The VSC is a contract between the dealer/lessor or Warrantech Automotive and the vehicle purchaser/lessee that offers coverage which run from twelve (12) to eighty-four (84) months and/or 1,000 to 100,000 miles. Coverage is afforded in the event of the failure of a broad range of mechanical components that occurs during the term of the VSC, exclusive of failures covered by a manufacturers warranty.

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

     With respect to the VSC programs which Warrantech Automotive markets and administers, liability is borne by insurers who have issued insurance policies to assume this risk in exchange for the payment of agreed upon premiums and fees. The Company recently reached an agreement with Reliance Insurance Group (Reliance) pursuant to which Reliance insures effective January 1, 1999, a portion of the new Warrantech Automotive VSC programs. As of November 1, 1999, all new Warrantech Automotive programs are insured by Reliance. Effective from March 1, 1993 until July 31, 1999 (except with respect to certain reinsurance contracts which are immaterial), insurance for the Warrantech Automotive VSC programs was provided by the New Hampshire Insurance Company and other American International Group, Inc. ("AIG") member companies.

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


Warrantech Consumer Products Segment

     The Company's Consumer Product segment develops, markets and administers consumer product extended warranties on household appliances, electronics and homes and offers call center and technical computer services. These products include home appliances, consumer electronics, televisions, computers, home office equipment and homes. These products are sold principally through retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also direct markets these products to the ultimate consumer through telemarketing and direct mail campaigns. The extended warranties are service contracts between the retailer/dealer or Warrantech Consumer Products and the purchaser that offers coverage which run predominantly from twelve (12) to sixty (60) months.

     The Warrantech Consumer Product segment has developed a niche market by specializing in the personal computer industry. This segment has expanded to include some of the premier retailers and distributors of computer and computer related products. The call center is staffed by technical service representatives with extensive training in computers and peripherals.

     The Consumer Products segment had one significant customer, CompUSA Inc. ("CompUSA"), which accounted for approximately 58% of revenue of this business segment. The Company notified CompUSA in May 1999 of price increases resulting from premium increases imposed by CIGNA Insurance Company. On June 28, 1999, Warrantech received formal notification of termination from CompUSA effective July 28, 1999. The loss of CompUSA will have an adverse impact on future revenues.

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

     In exchange for agreed upon premiums and fees, the liability for claims incurred by service contracts issued by a dealer, distributor or manufacturer have been assumed by CIGNA Insurance Company (CIGNA). At the present time, in addition to CIGNA, certain programs offered by Warrantech Consumer Products are being insured by Reliance Insurance Group and certain AIG member companies.

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

     WII also conducts its efforts on a direct basis and has developed relationships with retailers and distributors throughout Puerto Rico, Central and South America. The Company is currently doing business in Mexico, Chile, Peru and Guatemala.

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

Significant Customers

     The Company had one significant customer, CompUSA, which accounted for approximately 34%, 34% and 32%, respectively, of consolidated gross revenues for the years ended March 31, 1999, 1998 and 1997. The Company notified CompUSA in May 1999 of price increases resulting from premium increases imposed by CIGNA Insurance Company. On June 28, 1999, Warrantech received formal notification of termination from CompUSA effective July 28, 1999. The loss of CompUSA will have a significant impact on future revenues.


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

     The insurance protection is provided by highly rated independent insurance companies. This includes Reliance Insurance Group and CIGNA Insurance Company which are rated A - (Excellent) by A.M. Best Company. Other programs have been or are currently insured by New Hampshire Insurance Company, and other AIG member companies and Tokio Marine & Fire Insurance Company each of which is rated A++ (Superior) by the A.M. Best Company and by Zurich American Insurance Company, which is rated A+ (Superior) by A.M. Best Company. Warrantech is currently in the process of exploring strategic relations with other highly rated insurance companies regarding the Consumer Products Services business segment.

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

     Generally speaking, these statutes concern the scope of service contract coverage and content of the service contract or limited warranty document. In such instances, the state statute will require that specific wording be included in the service contract or limited warranty expressly stating the consumer's rights in the event of a claim, how the service contract may be canceled and identification of the insurance company that indemnifies the dealers, distributors or manufacturers against loss for performance under the terms of the service contract. As discussed in the financial statements of Part II of this report, Warrantech's obligor status has an effect on its method of revenue recognition.

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


Employees

     The Company and its subsidiaries employed approximately 750 individuals as of March 31, 1999, an increase of approximately 50 over the preceding fiscal year. The increase was partly attributable to the conversion of temporary employees as of March 31, 1999 versus the prior year and to the expansion of customer service and claims representatives to meet the needs of the Company's then expanding business. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good. As of December 21, 1999, the Company had approximately 590 employees. This reduction is due to the consolidation and cost reduction initiatives recently instituted by the Company.


Item 2.           Properties

     The Company's executive offices are located in leased premises at 300 Atlantic Street, Stamford, Connecticut. The premises, which are leased pursuant to a lease agreement (the "Lease"), consists of approximately 14,317 square feet for space A and 6,683 square feet for space B. The Lease, which was renewed effective on April 1, 1998 and expires on March 31, 2005, provides for remaining annual base rent payments ranging from $651,000 to $693,000 respectively. The Company initiated the termination of the lease for space B as part of its recent cost reduction initiatives. The termination was effective November 30, 1999 at no cost to the Company. The remaining annual base rental payments for space A effective November 30, 1999 range from $443,827 to $472,461.

     The operating facilities are located in leased premises at 150 Westpark Way, Euless, Texas. The premises, consisting of approximately 29,531 square feet, are leased pursuant to 3 separate lease agreements. These leases expire through July 31, 2003 and provide for remaining annual base rent payments ranging from $389,267 to $430,794.

     Effective beginning April 15, 1996, the Company signed leases for an additional 48,053 square feet at 1441 West Airport Freeway, Euless, Texas to accommodate the expanding operations. These premises are being leased pursuant to lease agreements that expire March 31, 2004. These leases provide for annual base rent payments ranging from $522,132 to $570,185.

     Additional facilities that supported the direct marketing operation were located at 2701/2705 Brown Trail, Bedford, Texas (4,915 square feet). These premises were leased under the terms of leases (the "Other Leases") that were effective on December 1, 1994, March 1, 1996 and December 1, 1997, respectively, expiring March 31, 2004, February 28, 2001 and November 30, 1998 respectively. The Other Leases provided for annual base rent payments ranging from $255,651 to $177,162. The lease which expired November 30, 1998 was being utilized on a month to month basis. Effective November 1999, these leases were terminated at no cost to the Company as part of its recent cost reduction initiatives. The direct marketing operations were moved to the 150 Westpark Way facilities.

     The operating facilities of Warrantech Europe, plc were located in leased premises at 248A Marylebone Road, London. These premises, which totaled 6,000 square feet, were leased pursuant to a lease agreement which expired June 23, 2010 and provided for remaining annual base rent payments ranging from L 94,050 to L 108,450 through June 2000. Effective June 2000, this lease was to adjust to fair market value which the Company estimated at approximately L 200,000 per year. Effective October 1999, the lease for the Marylebone Road premises was terminated and the operating facilities were relocated to Watford, Hertfordshire. The new lease provides for 16,300 square feet and an annual base rent of L 300,995 through December 31, 2009. The Company has sublet a portion of the new premises for approximately L 100,000 per year. The approximate exchange rate is L 1 equals $1.60.

     Warrantech International's Puerto Rico operations are located in leased premises at 1225 Ponce de Leon Avenue, Santurce, Puerto Rico pursuant to a lease agreement which expires March 31, 2003. The remaining annual base rent payments range from $52,353 to $54,928.


    Item 3.       Legal Proceedings


     The Company is from time to time involved in litigation incidental to the conduct of its business. As of December 21, 1999, the Company is not aware of any material existing litigation to which it is a party.

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



Item 4.       Submission of Matters to Vote of Security Holders

     No matters were submitted to a vote of the Company's Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 1999.

                                     PART II

Item 5.    Market for Warrantech's Common Equity and Related Stockholder Matters

     The Company's common stock, $.007 par value (the "common stock") had been reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), and on NASDAQ's National Market System ("NMS"), under the trading symbol "WTEC". The Company was delisted on September 3, 1999. The Common Stock now trades over-the-counter on an electronic quotation service for National Association of Securities Dealers Market Makers. It is the Company's intention to again seek to be listed on NASDAQ if and when the Company satisfies the requirements for listing.

     As of December 21, 1999, there were 15,125,611 Common Shares outstanding. On that date, the closing bid price for the Company's common stock, as reported on the OTC was $1.38.

     Following is a summary of the price range of the Company's Common Stock during the current, 1999 and 1998 fiscal years:

Common Stock

Quarter of Fiscal 2000

                                                                  High & Low Bid
First                                                    $ 3.81           $ 2.13
Second                                                   $ 2.75          $   .63
Third, through Dec 21, 1999                              $ 1.75          $   .59


Quarter of Fiscal 1999

                                                                  High & Low Bid
First                                                    $ 7.44           $ 3.94
Second                                                   $ 4.31           $ 2.44
Third                                                    $ 4.25           $ 2.44
Fourth                                                   $ 5.00           $ 2.72


Quarter of Fiscal 1998
                                                                  High & Low Bid
First                                                    $12.38           $ 8.88
Second                                                   $12.81           $ 9.25
Third                                                    $13.25           $ 7.88
Fourth                                                   $10.69           $ 5.19


     The number of stockholders of record of the Company's Common Stock as of December 21, 1999 was 985.

Dividends

     No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid.

Item 6 - Selected Financial Data.

The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes for the years ended March 31, 1999, 1998 and 1997.



                                                                  FOR THE YEARS ENDED MARCH 31,
                                      --------------------------------------------------------------------------------------
                                            1999             1998              1997              1996            1995
                                      --------------------------------------------------------------------------------------
Gross revenues                           $148,868,791     $132,797,006        $106,775,745     $70,830,766      $44,833,429
Net (increase) in deferred revenue       (30,640,470)     (21,447,327)        (20,501,768)    (13,885,618)      (7,632,081)
                                      ---------------- ---------------- ------------------- --------------------------------
Net revenues                              118,228,321      111,349,679          86,273,977      56,945,148       37,201,348
                                      ---------------- ---------------- ------------------- --------------------------------
Net income (loss)                        ($7,639,725)       $5,619,823          $2,284,867        $396,606       $1,532,948
                                      ================ ================ =================== ================================

Basic earnings (loss) per common share        ($0.51)            $0.42               $0.18           $0.03            $0.10
                                      ================ ================ =================== ================================
Diluted earnings (loss) per common
    share                                     ($0.51)            $0.36               $0.15           $0.02            $0.09
                                      ================ ================ =================== ================================
Cash dividend declared                      NONE             NONE              NONE              NONE            NONE
                                      ================ ================ =================== ================================
Total assets                             $186,910,270     $152,811,266        $117,120,031     $91,072,027      $65,377,408
                                      ================ ================ =================== ================================
Long-term debt and
   capital lease obligations               $2,420,967       $2,153,286          $2,491,786      $1,124,015         $293,648
                                      ================ ================ =================== ================================

Convertible exchangeable
   preferred stock                           -                -                  -              $6,420,363       $6,396,795
                                      ================ ================ =================== ================================


Common stockholders' equity               $10,400,002      $21,533,883         $14,692,083     $11,576,921      $11,362,009
                                      ================ ================ =================== ================================
Working capital                           $12,183,775      $16,329,259         $13,342,706     $13,003,624      $11,067,983
                                      ================ ================ =================== ================================


The financial information for the fiscal years ended March 31, 1998, 1997, 1996 and 1995 has been restated to effect the change in accounting policy adopted in the fiscal year ended March 31, 1999 for the recognition of revenue of service contracts.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                         General

Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs and assumptions, as well as information currently available to management. Such beliefs and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current fiscal year and beyond. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including (a) prevailing economic conditions may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) unavailability of technical support personnel or increases in the rate of turnover of such personnel, reflecting increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs (d) regulatory or legal changes affecting the Company's business, or (e) loss of business from or significant change in relationship with, any major customer of the Company. Should one or more of these or any other risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.


     Warrantech, through its wholly owned subsidiaries, markets and administers service contracts and extended warranties. The Company is a third party administrator for a variety of dealer/clients in selected industries and offers call center and technical computer services. The Company assists dealer/clients in obtaining insurance policies from highly rated independent insurance companies for all contracts and programs offered. The insurance company is then responsible for the cost of repairs or replacements for the contracts administered by Warrantech.

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

     The predominant terms of the service contracts and extended warranties range from twelve (12) to eighty-four (84) months. The Company acts as a third party administrator on behalf of the dealer/clients and insurance companies. The actual repairs and replacements required under the service contract agreements are performed by independent third party authorized repair facilities. The cost of these repairs is borne by the insurance companies which have the ultimate responsibility for the claims. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

     The Company's service contract programs benefit consumers with expanded and/or extended product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Such coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's service contract programs benefit the dealer/clients by providing enhanced value to the goods and services they offer. It also provides the opportunity for increased revenue and income while outsourcing the costs and responsibilities of operating an extended warranty program.

     Effective with the fiscal year ended March 31, 1999, the Company changed its accounting policy with respect to the recognition of revenue for service contracts sold where Warrantech is named as the obligor. Revenue for administrative obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ("TB 90-1"), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and Statement of Financial Accounting Standards No. 60 ("SFAS 60" ), Accounting and Reporting by Insurance Enterprises. These accounting standards require the recognition of revenue over the life of the contract on a straight-line basis, unless sufficient, company-specific, historical evidence indicates that the cost of performing services under these contracts are incurred on other than a straight-line basis. The Company is recognizing revenue on administrative obligor contracts based on company specific historical claims experience over the life of the contract. In addition, the Company has adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113"), Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts. This requires that insurance premium costs be ratably expensed over the life of the service contract. The financial statements for the years ended March 31, 1998 and 1997 were previously prepared based on the proportional performance method which recognized revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon were deferred.

     Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Effective with the fiscal year ended March 31, 1999, the Company changed its accounting policy with respect to the presentation of revenue for dealer obligor service contracts sold. Sales of dealer obligor service contracts are now reflected in gross revenues net of premiums paid to insurance companies. Previously, premiums paid to insurance companies were included in gross revenue and the corresponding amount in direct costs.

     The Company has given retroactive effect to this new accounting policy by restating previously issued financial statements for the fiscal years ended March 31, 1998 and 1997. Net income for the fiscal year ended March 31, 1998 was restated from $5,261,037 as previously reported to $5,619,823. Net income for the fiscal year ended March 31, 1997 was restated from $4,794,715 as previously reported to $2,284,867. In addition, retained earnings at April 1,1996 reflects the cumulative $8,080,010 effect of the restatement through March 31, 1996. The aggregate cumulative reduction in net income of $10,948,664 represents deferred revenues net of deferred direct costs which will be reflected in future operating results. The restatement of the 1998 and 1997 financial statements did not adversely affect the Company's liquidity or cash flows.

Results of Operations

Fiscal Year Ended March 31, 1999 Compared to the Fiscal Year Ended
March 31, 1998

     Gross revenues for the fiscal year ended March 31, 1999 were $148,868,791, an increase of 12.1% or $16,071,785 as compared to $132,797,006 for the fiscal year ended March 31, 1998. This increase is directly attributable to increased revenue with new and existing customers resulting from continued market penetration in the Consumer Products and International business segments. Gross revenues in the Consumer Products business segment increased 17% or $13,142,758 to $90,623,968 from $77,481,210 for the comparable periods. The Consumer Product business segment had significant revenue increases in the Home warranty business. Fiscal year ending March 31, 1999 was the first year of significant revenue for Home Warranties. Gross revenues in the International business segment increased 40.9% or $5,153,384 to $17,746,685 from $12,593,301 for the comparable periods.

     The net increase in deferred revenues for the fiscal year ended March 31, 1999 amounted to $30,640,470 as compared with a net increase of $21,447,327 for the fiscal year ended March 31, 1998. These increases are directly attributable to the increased number of service contracts sold with a service period greater than one year during the current year offset in part by the amounts earned on expiring contracts during the same periods. This change is also the result of the increase in deferred revenue for dealer obligor service contracts necessary to meet future administrative costs.

     Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs for the fiscal year ended March 31, 1999 were $67,501,088 as compared with $48,663,577 for the fiscal year ended March 31, 1998. The increases in direct costs are primarily the result of volume increases in contracts sold and the amortization of previously deferred direct costs being recognized in the current year. Direct costs as a percentage of gross revenues increased to 45.3% from 36.6% compared to last year. This increase is due in part to higher premium costs and a $3.1 million refund of prior year insurance payments which reduced premium costs in the fiscal year ended March 31, 1998.

     Service, selling and general and administrative expenses ("SG&A") for the fiscal year ended March 31, 1999 were $55,522,487 as compared to $49,504,178 for the fiscal year ended March 31, 1998. This increase is primarily related to increases in payroll and payroll related costs and telecommunication expenses. SG&A as a percentage of gross revenues remained constant at 37.3% for the comparable periods. Beginning the second quarter of the fiscal year, the Company benefited from several cost cutting and operational efficiency initiatives which included the reengineering of its call center process and consolidation of certain operating and administrative functions. Despite these efforts, the Company experienced increased costs of operations relating to the Consumer Product business segment and its most significant customer during the year, CompUSA.

     Provision for bad debt expense increased to $2,288,580 for the fiscal year ended March 31, 1999 as compared to $910,675 for the fiscal year ended March 31, 1998. This increase was caused primarily by the write-off of CompUSA accounts receivables and the termination of the Company's relationship with Proteva, Inc.

     Depreciation and amortization amounted to $5,148,370 for the fiscal year ended March 31, 1999 as compared to $3,758,213 for the fiscal year ended March 31, 1998. The increases compared to last year reflect a higher level of depreciation during the year resulting from additional assets being placed in service during the current and prior fiscal year. This increase in assets is directly attributable to (i) the continued development of the Company's information systems and (ii) the purchase of additional computer equipment to accommodate personnel growth and efficiency of operations.

     Other income increased to $1,043,201 for the fiscal year ended March 31, 1999 compared to $819,732 for the fiscal year ended March 31, 1998. Other income primarily reflects net interest. This increase is primarily the result of the interest earned on the promissory notes reflecting the obligation resulting from the exercise of stock options by the Chairman of the Board / Chief Executive Officer and two members of Warrantech's Board of Directors.

     The Company's pretax net income (loss) for the fiscal year ended March 31,1999 for the Automotive, Consumer Products, International reportable segments and Other, which includes corporate, was $493,193, ($10,626,187), ($95,157) and ($960,772), respectively.

     The Automotive segment's pretax operating results in 1999 were $10,757,000 lower than the prior year. This reduction is a result of increased net deferred revenues, increased general and administrative expenses in the current year and in 1998 direct costs were reduced by a $3,100,000 refund of prior years insurance payments. The Consumer Products segment's pretax operating results in 1999 were $11,100,000 lower than the prior year. This reduction is the combined result of increased net deferred revenues, increased general and administrative expenses and increased provision for doubtful accounts by this segment in 1999. The International segment's reduced its $2,176,000 operating loss in 1998 to an operating loss of $96,000 in the current period primarily through attaining higher gross margins in the current year.

     The income tax provision for the fiscal year ended March 31, 1999 and 1998 differs from the statutory rate primarily due to state and local taxes and the non-deductibility of goodwill amortization. The net deferred tax asset as of March 31, 1999 and 1998 contains a benefit of $136,662 and $466,503, respectively, related to foreign losses. Management expects to realize this tax benefit, which has an indefinite carry-forward period, against future foreign income.

     Net loss for the fiscal year ended March 31, 1999 was $7,639,725 or $0.51 per basic share as compared to net income of $5,619,283 or $.42 per basic share for the fiscal year ended March 31, 1998. This change in net income (loss) is the result of the factors listed above.

Fiscal Year Ended March 31, 1998 Compared to the Fiscal Year Ended
March 31,1997

     Gross revenues for the fiscal year ended March 31, 1998 were $132,797,006, an increase of 24.4% or $26,021,261 as compared to $106,775,745 for the fiscal years ended March 31, 1997. The increase is the result of the Company's efforts in expanding its market penetration in the Automotive and International market segments. Gross revenues in the Automotive business segment increased 48.2% or $15,531,773 to $47,787,563 from $32,255,790 for the comparable periods. Gross revenues in the International business segment increased 265.4% or $9,146,844 to $12,593,301 from $3,446,457 for the comparable periods.

     The net increase in deferred revenues for the fiscal year ended March 31, 1998 amounted to $21,447,327 as compared with a net increase of $20,501,768 for the fiscal year ended March 31, 1997. These increases are directly attributable to the increased number of service contracts sold with a service period greater than one year during the current year offset in part by the amounts earned on expiring contracts during the same periods.

     Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs for the fiscal year ended March 31, 1998 were $48,663,577 as compared with $42,704,103 for the fiscal year ended March 31, 1997. The increases in direct costs are primarily the result of volume increases in contracts sold and the amortization of previously deferred direct costs being recognized in the current year. Direct costs as a percentage of gross revenues decreased to 36.6% from 40% compared to last year. This decrease is due in part to a $3.1 million refund of prior year insurance payments which reduced premium costs in the fiscal year ended March 31, 1998.

     Service, selling and general and administrative expenses ("SG&A") for the fiscal year ended March 31, 1998 were $49,504,178 as compared to $36,320,524 for the fiscal year ended March 31, 1997. The increase is directly attributable to increases in sales related costs, communication costs, payroll and payroll related costs arising from the service requirements associated with the increased number of service contracts being sold. SG&A as a percentage of gross revenues increased to 37.3% compared to 34.0% for the comparable periods.

     Provision for bad debt expense increased to $910,675 for the fiscal year ended March 31, 1998 as compared to $733,119 for the fiscal year ended March 31, 1997. This is primarily the result of the increase in gross revenues.

     Depreciation and amortization amounted to $3,758,213 for the fiscal year ended March 31, 1998 as compared to $2,619,981 for the fiscal year ended March 31, 1997. The increases over a year ago reflect a higher level of depreciation during the year resulting from additional assets being placed in service during the current fiscal year. This increase in assets is directly attributable to (i) the continued development of the Company's information systems and (ii) the purchase of additional computer equipment to accommodate personnel growth and efficiency of operations.

     In  April  1996,  the  Company  and its  joint  venture  partner,  American
International Group ("AIG"), agreed to terminate the joint venture, Techmark Services Ltd., effective January 1, 1996. Under the terms of the agreement, AIG agreed to purchase the Company's forty-nine percent (49%) investment in the joint venture for $3,762,154. As of March 31, 1996, the Company's carrying value of the joint venture investment amounted to $1,885,674 which, resulted in a gain on the sale of the investment of $1,876,480 recognized in the first quarter of the fiscal year ended March 31, 1997. This gain on the sale of investment was offset during the fiscal year ended March 31, 1997 by a $2,274,170 legal settlement.

     Other income increased to $819,732 for the fiscal year ended March 31, 1998 compared to $324,585 for the fiscal year ended March 31, 1997. Other income primarily reflects net interest.

     The Company's pretax net income (loss) for the fiscal year ended March 31,1998 for the Automotive, Consumer Products, International reportable segments and Other, which includes corporate, was $11,249,911, $474,285, ($2,175,507) and ($215,921), respectively.

     The income tax provision for the fiscal year ended March 31, 1998 and 1997 differs from the statutory rate primarily due to state and local taxes and the non-deductibility of goodwill amortization. The net deferred tax asset as of March 31, 1998 and 1997 contains a benefit of $466,503 and $635,213, respectively, related to foreign losses. Management expects to realize this tax benefit which has an indefinite carry-forward period, against future foreign income.

     Net income for the fiscal year ended March 31, 1998 amounted to $5,619,823 or $.42 per basic share, compared to $2,284,867 or $.18 for the fiscal year ended March 31, 1997. This increase in net income is the result of the factors listed above.

Liquidity and Capital Resources

     The primary source of liquidity during the current year was cash generated by operations. Funds were utilized for working capital expenditures and capital expenditures relating to the development of the Company's information systems.

     The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 1999 amounted to $2,134,097. In addition, the Company has a revolving credit agreement with a bank which originally provided for maximum aggregate borrowings up to $10,000,000 with interest at the bank's prevailing prime rate or LIBOR plus 2%. Subsequent to March 31, 1999, the line of credit was adjusted to $1,500,000 and currently expires on December 31, 1999. The Company is presently in negotiations to increase and/or replace this current line of credit. Although it is anticipated that this will be completed by February 2000, no assurances can be given that this will be accomplished. During the fiscal years ended March 31, 1998, 1999 and through December 21, 1999, the Company did not have any borrowings under this line of credit.

     During the fiscal year ended March 31, 1999 the Company repurchased 1,180,300 shares of Warrantech Corporation common stock for treasury purposes. The aggregate amount of these purchases totaled $3,955,494. For the period from April 1, 1999 through December 21, 1999, the Company repurchased an additional 100,000 shares at an aggregate amount of $74,382. The Board of Directors has authorized the repurchase of up to $1,500,000 of additional shares of Warrantech Corporation common stock as part of its stock repurchase program.

     On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of the Warrantech's Board of Directors, exercised 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual interest rate of 6%. The promissory notes, which are with recourse and secured by the stock certificates issued, mature July 5, 2001. An additional promissory note was signed by Joel San Antonio for $595,634 on March 22, 1999 which represents the amounts funded by the Company with respect to his payroll taxes for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction total approximately $10 million. These amounts have been recorded as a contra-equity account, which is a reduction of stockholders' equity. The Company is currently in discussions with the Messrs. San Antonio, Tweed and White to renegotiate the payment terms of the notes. The payment of interest, which was due July 6, 1999, has been deferred until January 6, 2000.

     In connection with the sale of the Company's joint venture interest to AIG, the Company agreed to repurchase 3,234,697 shares of convertible exchangeable preferred stock held by AIG at their redemption value of $6,430,000. This amount was offset by the amount due the Company for the sale of its investment in the joint venture, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable. The note was payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996, with a final installment of $140,960 due March 1999. All amounts relating to this note were paid in full prior to March 31, 1999. Also, as part of the agreement, AIG agreed to pay the Company $1,480,000 related to amounts due the Company under its profit sharing arrangement. In connection with this payment, the Company issued an irrevocable letter of credit for the benefit of AIG through December 31, 2002 which can be drawn against by American International Group ("AI ) in the event that the ultimate profit sharing amount due the Company is less than the amount paid. It is anticipated that no amounts will be due AIG under this letter of credit.

     The Company believes that internally generated funds will be sufficient to finance its current operation for at least the next twelve months.

     The Company's relationship with its most significant customer, CompUSA, was terminated effective July 28, 1999. The Company is evaluating the effect of this termination on its operating structure, financial condition and cash flows. The Company has implemented a restructuring plan to consolidate operations and reduce costs. This restructuring plan includes the reduction of operational and administrative personnel, consolidation of office space and an overall review of selling, general and administrative expenses. The loss of the customer will have an adverse impact on current operating results.

      The effect of inflation has not been significant to the Company.

New Accounting Pronouncements

     In March of 1998, The American Institute of Certified Public Accountants issued a Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use which includes:

      -  Definition of computer software costs

      -  Accounting for various stages of development

      -  Accounting for internal and external costs

      -  Need to assess impairment under SFAS 121

      -  Amortization method and period to be utilized

     This SOP is effective for fiscal years beginning after December 15, 1998 and restatement of previously incurred costs is not permitted.

     The Company believes its current accounting policies are consistent with those prescribed by SOP 98-1 and does not believe the adoption of this SOP will have any impact on its results of operations, financial condition or liquidity.

Readiness For Year 2000

     The Company has addressed the business, financial, technical, legal and other implications that arise due to the Year 2000 date issues. A comprehensive Year 2000 program was put into place during fiscal 1998. The primary goal of the Year 2000 program was to implement the changes needed to answer functionality in the Year 2000, as cost effectively and expeditiously as possible. Towards that goal, the Company established the following objectives:

  - Implementation of overall Year 2000 program

  - Develop and implement a methodology for assessment, project planning, development, testing and implementation

  - Implement a business partner management framework

  - Develop a risk management approach

Scope

The scope of the Year 2000 program included both Information Technology and non-Information Technology assets:

IT Assets:

  - Micro-computer software and hardware

  - In-house application software

  - Acquired third-party vendor application software

  - Operating system components

  - Proprietary mid-range computers

  - Network and communication hardware and software

Non-IT assets:

  - Energy management systems

  - Security systems

  - Fire protection systems

  - UPS systems

  - Automated HVAC systems

  - Elevators

  - Vaults

Overall Project Plan

The Year 2000 program was structured into five major phases, with the overall objective to have Warrantech Corporation Year 2000 compliant by September 30, 1999.

--------------------------------------------------------------------------------------------------------------------------------
       Phase                        Tasks                 Target Completion                       Objectives

--------------------------------------------------------------------------------------------------------------------------------
Formalize Project      Define:                          November  1997          Communicate issues to management
                         -  Process
                         -  Roles
                         -  Responsibilities            % Complete-100%
                         -  Deliverables

--------------------------------------------------------------------------------------------------------------------------------
Assessment             Inventory of systems affected    January 1998                 Define Scope
                                                                                     Identify resource needs for 1998-99
                                                                                     Set expectations for future impact
                                                        % Complete-100%
--------------------------------------------------------------------------------------------------------------------------------


Strategy Formulation   Develop projects and estimates   March 1998                   Ensure necessary funding is included in the
                                                        % Complete-100%              Annual Operating Plan
--------------------------------------------------------------------------------------------------------------------------------
Execute                  -  Upgrade/Develop new         September  1999              Compliant systems
                         -  Test                        % Complete-100%
                         -  Employment                  (as tested)

--------------------------------------------------------------------------------------------------------------------------------

YEAR 2000 PROGRAM STATUS

Overall, the Company has reviewed and tested each of the following functional areas:

  -   Business applications
  -   Hardware
  -   Major business partners

Business Applications

     In conjunction with the Company's 1995 reengineering and restructuring initiatives, the Company began a complete process redesign and new system's architecture including desktops, networking and development infrastructure, which was completed in September 1999. These new systems, which are Year 2000 compliant as tested, replaced substantially all of the Company's critical business application software.

     As a result of this new architecture, the Company replaced significant portions of its software and hardware. In connection with such installation, the Company's vendors have represented to the Company that the new hardware and applications software are Year 2000 compliant. Therefore, the Company's existing information technology systems are 100% compliant.

     The total cost of the Year 2000 project was estimated at $250,000 and was being funded through operating cash flows.

     A full application survey, by subsidiary, has been completed and remediation strategies created. Critical third-party packaged software vendors have been identified and assessed for compliance. Contingency plans have been developed and put into place on compliant versions of the software package.

     Compliance statements identifying software product release levels have been received. Software upgrade implementation and testing plans were completed. Outside vendors and internal resources were used to implement third-party software upgrades.

Hardware

     A complete computer, telecommunications, and office equipment hardware inventory has been taken by each functional area. Manufacturer compliance plans and timing have been requested. The Company has installed new/upgraded products and has tested products for compliance in local environments.

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

     The Company has identified critical customers and suppliers and has assessed their plans and progress in addressing the Year 2000 problem.

     Customer letters requesting certification, compliance plans and timing have been sent to all of the Company's major customers. As part of system's development, data acquisition (electronic data feeds) from major customers have been redeveloped. This process has allowed the Company to identify, review, and compensate for inadequacies in the customer's internal data reporting processes. The Company has also identified alternative reporting methods should the need arise.

Insurance Companies:

     Insurance companies require the Company to report sales and claims information periodically. As part of systems development, the Company has developed its data feeds and has successfully tested Year 2000 compliance as of September 30, 1999.

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

Worst Case Scenarios

-----------------------------------------------------------------------------------------------------------------
                      Scenario I                                            Contingency Plan

-----------------------------------------------------------------------------------------------------------------
     -   External vendors telecommunications systems do not work       Developing vendor redundancy plans to minimize impact
                                                                       on operations

-----------------------------------------------------------------------------------------------------------------
                     Scenario II                                            Contingency Plan

-----------------------------------------------------------------------------------------------------------------
     -   Customers' Point of Sales systems cannot record sales         - Manual entry of contract sales

-----------------------------------------------------------------------------------------------------------------
                     Scenario III                                           Contingency Plan

-----------------------------------------------------------------------------------------------------------------
     -   Internal systems breakdown                                    - Manual operations

-----------------------------------------------------------------------------------------------------------------
                     Scenario IV                                            Contingency Plan

-----------------------------------------------------------------------------------------------------------------
     -   Banking system failure                                         Temporary increase in short-term cash holdings
-----------------------------------------------------------------------------------------------------------------


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

Common European Currency

     On January 1, 1999, certain of the member nations of the European Economic and Monetary Union ("EMU") adopted a common currency, the Euro. Once the national currencies are phased out, the Euro will be the sole legal tender of each of these nations. During the transition period, commerce of these nations will be transacted in the Euro or in the currently existing national currency.

     The Company is aware of the issues with respect to the phase in and will consider its impact on Warrantech International as its business expands. Any costs associated with the adoption of the Euro will be expensed as incurred and the Company does not expect these to be material to its results of operations, financial condition or liquidity.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     As of March 31, 1999, the Company does not have any derivatives, debt or hedges outstanding. In addition, the risk of foreign currency fluctuation is not material to the Company's financial position or results of operations. The Company's available line of credit requires interest on outstanding borrowings at various rates. Therefore, the Company is not subject to interest rate risk, but could be subject to fluctuating cash flows on outstanding borrowings.

Item 8.   Financial Statements and Supplementary Data


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                        Page No.
Reports of Independent Auditors.............................................. 22

Consolidated Financial Statements:
     Balance Sheets as of March 31, 1999 and 1998............................ 23

     Statements of Operations and Comprehensive Income
     For the Fiscal Years Ended March 31, 1999, 1998 and 1997................ 24

     Statements of Common Stockholders' Equity
     For the Fiscal Years Ended March 31, 1999, 1998 and 1997................ 25

     Statements of Cash Flows
     For the Fiscal Years Ended March 31, 1999, 1998 and 1997 ............... 26

Notes to Consolidated Financial Statements ............................... 27-42
Consolidated Financial Statement Schedules
Schedule VIII - Valuation and Qualifying Accounts................ ........... 43



All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or accompanying notes.

                      WEINICK SANDERS LEVENTHAL & CO., LLP


                        REPORTS OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Warrantech Corporation:


     We have audited the accompanying consolidated balance sheets of Warrantech Corporation and Subsidiaries as of March 31, 1999 and 1998 and its related consolidated statements of operations and comprehensive income, common stockholders' equity and cash flows for the fiscal years ended March 31, 1999, 1998 and 1997. Our audits also included the financial statement schedules listed in the index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and Subsidiaries at March 31, 1999 and 1998 and the consolidated results of their operations and comprehensive income and their cash flows for the years ended March 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The consolidated financial statements for the fiscal years ended March 31, 1998 and 1997 have been restated as described in Note 2.

                              Weinick  Sanders Leventhal & Co., LLP

New York, NY
December 10, 1999

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     A S S E T S
                                                                  March 31,
                                                      --------------------------------
                                                            1999            1998
                                                      ---------------- ---------------
Current assets:
Cash and cash equivalents                                 $15,032,473     $24,062,052

Investments in marketable securities                        2,961,602         537,924

Accounts receivable, (net of allowances of
  $1,115,285 and $1,223,173, respectively)                 39,275,404      27,878,335

Other receivables, net                                      5,924,332       2,197,405
Income tax receivable                                       1,147,324         -
Deferred income taxes                                       1,419,854         503,282
Prepaid expenses and other current assets                   1,537,633       1,775,316
                                                      ---------------- ---------------
   Total current assets                                    67,298,622      56,954,314
                                                      ---------------- ---------------




Property and equipment, net                                16,277,473      13,639,921

Other assets:
Excess of cost over fair value of assets
  acquired (net of accumulated amortization
  of $4,882,009 and $4,212,956, respectively)               3,276,524       3,945,577
Deferred income taxes                                       9,603,277       8,121,666
Deferred direct costs                                      86,107,696      65,354,341
Investments in marketable securities                        1,321,019       1,967,817
Restricted cash                                               800,000         800,000
Split dollar life insurance policies                        1,370,010       1,054,045
Notes receivable                                              477,767         654,068
Collateral security fund                                      199,389         199,389
Other assets                                                  178,493         120,128
                                                      ---------------- ---------------
   Total other assets                                     103,334,175      82,217,031

                                                      ---------------- ---------------
                    Total Assets                         $186,910,270    $152,811,266
                                                      ================ ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                 March 31,
                                                      --------------------------------
                                                            1999            1998
                                                      ---------------- ---------------
Current liabilities:
Current maturities of long-term debt and capital lease
     obligations                                           $1,558,447      $2,371,662
Insurance premiums payable                                 36,585,920      22,269,589
Income taxes payable                                         -              2,073,284
Accounts and commissions payable                            8,524,040       7,698,948
Legal settlements payable                                     100,000         200,000
Accrued expenses and other current liabilities              8,346,440       6,011,572
                                                      ---------------- ---------------
   Total current liabilities                               55,114,847      40,625,055
                                                      ---------------- ---------------

Deferred revenues                                         118,497,564      87,890,306

Long-term debt and capital lease obligations                2,420,967       2,153,286

Deferred rent payable                                         476,890         608,736
                                                      ---------------- ---------------
   Total liabilities                                      176,510,268     131,277,383

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.0007 par value authorized
      - 15,000,000 Shares Issued  - none at
      March 31, 1999 and March 31, 1998                          -                -
   Common stock - $.007 par value authorized -
      30,000,000 Shares Issued  - 16,501,786 shares
      at March 31, 1999 and 13,449,382 shares
      at March 31, 1998                                       115,513          94,146
   Additional paid-in capital                              23,728,881      14,124,700
   Loans to directors and officers                        (9,006,699)         -
   Accumulated other comprehensive income, net of taxes      (93,534)          85,608
   Retained earnings                                          105,154       7,744,879
                                                      ---------------- ---------------
                                                           14,849,315      22,049,333
Less:  Deferred compensation                                 -               (21,631)
         Treasury stock - at cost, 1,280,300 shares
          at March 31, 1999                               (4,449,313)       (493,819)
          and 100,000 shares  at March 31, 1998
                                                      ---------------- ---------------
Total Stockholders' Equity                                 10,400,002      21,533,883

                                                      ---------------- ---------------
        Total Liabilities and Stockholders' Equity       $186,910,270    $152,811,266
                                                      ================ ===============


See independent auditors' report and accompanying notes to consolidated financial statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                        For the Years Ended March 31,
                                              ---------------  ---------------  ----------------
                                                   1999             1998              1997
                                              ---------------  ---------------  ----------------
Gross revenues                                  $148,868,791     $132,797,006      $106,775,745
Net increase in deferred revenues               (30,640,470)     (21,447,327)      (20,501,768)
                                              ---------------  ---------------  ----------------
Net revenues                                     118,228,321      111,349,679        86,273,977

Costs and expenses:
   Direct costs                                   67,501,008       48,663,577        42,704,103
   Service, selling, and general and
     administrative                               55,522,487       49,504,178        36,320,524
   Provision for bad debt expense                  2,288,580          910,675           733,119
   Depreciation and amortization                   5,148,370        3,758,213         2,619,981
                                              ---------------  ---------------  ----------------
Total costs and expenses                         130,460,445      102,836,643        82,377,727
                                              ---------------  ---------------  ----------------

Income (loss) from operations                   (12,232,124)        8,513,036         3,896,250
                                              ---------------  ---------------  ----------------

Legal settlements                                    -                -             (2,274,170)
Gain on sale of equity joint venture                 -                -               1,876,480
Other income                                       1,043,201          819,732           324,585
                                              ---------------  ---------------  ----------------

Income (loss) before provision for income taxes (11,188,923)        9,332,768         3,823,145
Provision (benefit) for income taxes             (3,549,198)        3,712,945         1,538,278
                                              ---------------  ---------------  ----------------

Net income (loss)                               ($7,639,725)       $5,619,823        $2,284,867
                                              ===============  ===============  ================

Earnings per share:
Basic                                                ($0.51)            $0.42             $0.18
                                              ===============  ===============  ================
Diluted                                              ($0.51)            $0.36             $0.15
                                              ===============  ===============  ================

Weighted average number of shares outstanding:
Basic                                             15,098,242       13,259,964        13,054,611
                                              ===============  ===============  ================
Diluted                                           15,098,242       15,617,350        15,394,869
                                              ===============  ===============  ================



COMPREHENSIVE INCOME

                                                        For the Years Ended March 31,
                                              --------------------------------------------------
                                                   1999             1998              1997
                                              ---------------  ---------------  ----------------
Net income (loss)                               ($7,639,725)       $5,619,823        $2,284,867
Other comprehensive income, net of tax:
   Foreign currency translation adjustments        (179,539)           62,009            27,064
   Unrealized gain on investments                        397            8,618            13,468
                                              ---------------  ---------------  ----------------
Comprehensive Income                            ($7,818,867)       $5,690,450        $2,325,399
                                              ===============  ===============  ================


                                                        For the Years Ended March 31,
                                              --------------------------------------------------
Accumulated other comprehensive income:            1999             1998              1997
                                              ---------------  ---------------  ----------------
    Unrealized gain(loss) gain on investments         $7,452           $7,055          ($1,563)
    Accumulated translation adjustments            (100,986)           78,553            16,544
                                              ---------------  ---------------  ----------------
Accumulated other comprehensive income             ($93,534)          $85,608           $14,981
                                              ===============  ===============  ================



See independent auditors' report and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY


                                                          For the Years Ended March 31,
                                            --------------------- -----------------------------------
                                                    1999                 1998              1997
                                            --------------------- ------------------ ----------------
Common Stock Outstanding (shares):
Balance, beginning of year                            13,449,382         13,261,636       13,082,181
Exercise of common stock options                       3,010,000            142,262          175,251
Issuance of common stock                                  42,404             45,484            4,204
                                            --------------------- ------------------ ----------------
Balance, end of year                                  16,501,786         13,449,382       13,261,636
                                            ===================== ================== ================
Common Stock
Balance, beginning of year                               $94,146            $90,911          $89,375
Exercise of unrestricted common stock options                 70                996            1,227
Exercise of restricted common stock options               21,000          -                 -
Issuance of common stock                                     297              2,239              309
                                            --------------------- ------------------ ----------------
Balance, end of year                                    $115,513            $94,146          $90,911
                                            ===================== ================== ================
Additional paid-in capital
Balance, beginning of year                           $14,124,700        $13,033,185      $12,212,641
Exercise of unrestricted common stock options             49,930            697,355          709,653
Exercise of restricted common stock options            9,314,588          -                 -
Issuance of common stock                                 239,663            394,160          110,891
                                            --------------------- ------------------ ----------------
Balance, end of year                                 $23,728,881        $14,124,700      $13,033,185
                                            ===================== ================== ================
Loans to directors and officers
Balance, beginning of year                                    $0                 $0               $0
Loans for exercise of restricted common
 stock options and accrued interest                  (9,006,699)          -                 -
                                            --------------------- ------------------ ----------------
Balance, end of year                                ($9,006,699)                 $0               $0
                                            ===================== ================== ================
Accumulated other comprehensive income
Balance, beginning of year                               $85,608            $14,981        ($25,551)
Unrealized gain (loss) on investments                  (179,142)             70,627           40,532
                                            --------------------- ------------------ ----------------
Balance, end of year                                   ($93,534)            $85,608          $14,981
                                            ===================== ================== ================
Retained earnings
Balance, beginning of year                            $7,744,879         $2,125,056       ($236,678)
Net income (loss)                                    (7,639,725)          5,619,823        2,284,867
Imputed interest on preferred stock                   -                   -                   76,867
                                            --------------------- ------------------ ----------------
Balance, end of year                                    $105,154         $7,744,879       $2,125,056
                                            ===================== ================== ================
Deferred compensation
Balance, beginning of year                             ($21,631)          ($78,231)        ($70,116)
Issuance of common stock                              -                   -                 (47,197)
Amortization of deferred compensation                     21,631             56,600           39,082
                                            --------------------- ------------------ ----------------
Balance, end of year                                          $0          ($21,631)        ($78,231)
                                            ===================== ================== ================
Common stock in treasury (shares)
Balance, beginning of year                             (100,000)          (100,000)         (93,000)
Purchase of treasury shares                          (1,180,300)          -                  (7,000)
                                            --------------------- ------------------ ----------------
Balance, end of year                                 (1,280,300)          (100,000)        (100,000)
                                            ===================== ================== ================
Common stock in treasury (amount)
Balance, beginning of year                            ($493,819)         ($493,819)       ($392,750)
Purchase of treasury shares                          (3,955,494)          -                (101,069)
                                            --------------------- ------------------ ----------------
Balance, end of year                                ($4,449,313)         ($493,819)       ($493,819)
                                            ===================== ================== ================
Total Stockholders' Equity                           $10,400,002        $21,533,883      $14,692,083
                                            ===================== ================== ================


See independent auditors' report and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Years Ended March 31,
                                                      -------------------------------------------------
                                                             1999            1998            1997
                                                      ------------------ -------------- ---------------
Cash flows from operating activities:
  Net income (loss)                                        ($7,639,725)     $5,619,823      $2,284,867
                                                      ------------------ -------------- ---------------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                            5,148,370      3,758,213       2,619,981
     Provision for bad debt                                   2,288,580        910,675         733,119
     Deferred revenues                                       30,640,470     21,447,327      20,501,768
     Deferred income taxes                                  (2,398,183)      (657,828)     (1,441,811)
     Gain on sale of investment in joint venture              -                -           (1,876,480)
     Other                                                       14,074         81,900        (79,049)
     Increase (decrease) in cash flows as a result of
     changes in asset and liability balances:
        Deferred direct costs                              (20,753,355)   (20,198,990)    (15,188,907)
        Accounts receivable                                (11,767,393)    (5,511,145)     (7,862,945)
        Other receivables                                   (5,645,183)      1,677,046       4,736,468
        Income taxes                                        (3,220,608)      1,928,886     (1,868,208)
        Prepaid expenses and other current assets               237,683      (141,617)       (644,763)
        Split dollar life insurance policies                  (315,965)      (188,503)       (181,649)
        Other assets                                           (58,365)         52,312          24,431
        Insurance premiums payable                           14,316,331      2,667,299       3,355,043
        Accounts and commissions payable                        825,092      2,437,081         452,340
        Legal settlements payable                             (100,000)    (1,435,000)       1,635,000
        Accrued expenses and other current liabilities        2,334,868      1,879,459       2,409,568
        Deferred rent payable                                 (131,846)       (93,497)         167,613
                                                      ------------------ -------------- ---------------
  Total adjustments                                          11,414,570      8,613,618       7,491,519
                                                      ------------------ -------------- ---------------
Net cash provided by operating activities                     3,774,845     14,233,441       9,776,386
Cash flows from investing activities:
  Property and equipment purchased                          (4,870,260)    (4,609,623)     (3,379,104)
  Net cash paid for acquired business                         -              (888,541)         -
  Purchase of marketable securities                         (3,307,886)      (360,324)     (1,313,356)
  Proceeds from sales of marketable securities                1,542,586        184,225       1,055,934
                                                      ------------------ -------------- ---------------
Net cash (used in) investing activities                     (6,635,560)    (5,674,263)     (3,636,526)
                                                      ------------------ -------------- ---------------
Cash flows from financing activities:
    (Increase) decrease in notes receivable                     176,301      (611,992)          45,684
    Exercise of unrestricted common stock options
      and grants                                                289,960      1,094,750         822,080
    Purchase treasury stock                                 (3,955,494)        -             (101,069)
    Repayments, notes and capital leases                    (2,679,631)    (2,011,809)     (1,734,117)
                                                      ------------------ -------------- ---------------
Net cash (used in) financing activities                     (6,168,864)    (1,529,051)       (967,422)
                                                      ------------------ -------------- ---------------
Net increase (decrease) in cash and cash equivalents        (9,029,579)      7,030,127       5,172,438

Cash and cash equivalents at beginning of year               24,062,052     17,031,925      11,859,487
                                                      ------------------ -------------- ---------------
Cash and cash equivalents at end of year                    $15,032,473    $24,062,052     $17,031,925
                                                      ------------------ -------------- ---------------

Supplemental Cash Flow Information:
Cash payments for: Interest                                    $458,598       $378,812        $410,109
                                                      ------------------ -------------- ---------------
                          : Income taxes                     $1,109,616     $2,428,590      $4,879,377
                                                      ------------------ -------------- ---------------

Non-Cash Investing and financing activities:
    Purchase of preferred stock                               -                -            $6,420,363
    Note issued in connection with purchase of
      preferred stock                                         -                -            $2,395,960
    Property and equipment financed through
      capital leases                                         $2,134,097     $2,047,136      $1,989,136
    Exercise of restricted common stock options               9,335,588        -               -
    Increase in loans to officers and directors             (9,006,699)        -               -



See independent auditors' report and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature Of Business - Warrantech, through its wholly owned subsidiaries, markets and administers service contracts and extended warranties. The Company is a third party administrator for a variety of dealer/clients in selected industries and offers call center and technical computer services. The Company assists dealer/clients in obtaining insurance policies from highly rated independent insurance companies for all contracts and programs offered. The insurance company is then responsible for the cost of repairs or replacements for the contracts administered by Warrantech.

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

     The predominant terms of the service contracts and extended warranties range from twelve (12) to eighty-four (84) months. The Company acts solely as a third party administrator on behalf of the dealer/clients and insurance companies. The actual repairs and replacements required under the service contract agreements are performed by independent third party authorized repair facilities. The cost of these repairs is borne by the insurance companies which have the ultimate responsibility for the claims. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

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

     Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

     Risks and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Revenue Recognition Policy - The Company's revenue recognition policy is segregated into two distinct methods depending on whether the Company or the retailer/dealer is designated as the obligor on the service contract sale. In either case, a highly rated independent insurance company assumes all claims liabilities of the service contracts administered by the Company.

     Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Sales of dealer obligor service contracts are reflected in gross revenues net of premiums paid to insurance companies.

     Administrator obligor service contracts are sales in which Warrantech is designated as the obligor. For these service contract sales, the Company recognizes revenues in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ("TB 90-1"), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and Statement of Financial Accounting Standards No. 60 ("SFAS 60"), Accounting and Reporting by Insurance Enterprises. These accounting standards require the recognition of revenue over the life of the contract on a straight-line basis, unless sufficient, company-specific, historical evidence indicates that the cost of performing services under these contracts are incurred on other than a straight-line basis. The Company is recognizing revenue on administrative obligor contracts based on company specific historical claims experience over the life of the contract.

     The financial statements for the fiscal years ended March 31, 1998 and 1997 have been restated to retroactively reflect the adoption of a change in accounting policy. (See note 2.)

     Direct Costs - Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts for administrative obligor service contracts. For administrative obligor service contracts, the Company recognizes direct cost according to Statement of Financial Accounting Standards No. 113 ("SFAS 113"), Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts. This requires that insurance premium costs be ratably expensed over the life of the service contract.

     Profit Sharing Arrangement - Pursuant to certain agreements with its insurers, the Company may be eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined based upon the residual value of the premiums set aside by the insurer to pay losses (the "Loss Fund"). The residual value is comprised of underwriting profits and investment income earned on the monies in the Loss Fund. Subsequent adjustments to original estimates are solely changes in estimates based upon current information, affording the Company better determination of ultimate profit sharing revenues and are reflected in income when known. The Company did not accrue or receive any profit sharing amounts in the fiscal years ended March 31, 1999, 1998 or 1997.

     Provision for Bad Debt Expense - The Company's policy is to establish an allowance for doubtful accounts when receivables are determined to be uncollectible.

     Earnings Per Share -During the fiscal year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which modified the calculation of earnings per share ("EPS"). This Statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

     Cash and Cash Equivalents - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no other cash equivalents at March 31, 1999 and 1998.

     The Company had on deposit $12,521,188 and $22,245,565 of cash in excess of federally insured limits at March 31, 1999 and 1998, respectively.

     Investments in Marketable Securities - All investments in marketable securities have been classified as available-for-sale and are carried at fair value with changes in unrealized gains and losses being reflected as a separate component of accumulated other comprehensive income, net of tax.

     Property and Equipment - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging between 3 and 7 years.

     Advertising Costs -The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 1999, 1998 and 1997 were $790,070, $780,945 and $696,398, respectively.

     Excess of Cost Over Fair Value of Assets Acquired - The excess of cost over fair value of the assets acquired is a result of the purchases of Dealer Based Services, Inc. in 1989 , Home Guarantee Corporation, PLC in July 1995, and certain assets of Distributors & Dealers Service Co., Inc. in October 1997 and is being amortized on a straight-line basis over 15, 10 and 4.5 years, respectively. Amortization expense charged to operations for the years ended March 31, 1999, 1998 and 1997 amounted to $669,053, $594,364 and $467,144, respectively.

     Stock Based Compensation -The Company applies Accounting Principles Board Opinion statement No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, compensation expense for stock option and award plans is recognized as the difference between the fair value of the stock at the date of the grant less the amount, if any, the employee or director is required to pay. Certain operating officers have been issued shares of the Company's common stock as part of their compensation under their employment agreements. Such compensation is to be earned by the officers and charged to operations over five years, the term of the employment agreements. In addition, certain employees have been issued restricted shares of the Company's common stock as compensation. Such compensation is amortized over the restriction period which is generally two years. Certain non-employees have been issued options to purchase stock in lieu of compensation. The intrinsic value of these options at the time of grant has been charged to expense.

     Income Taxes - Deferred taxes are determined under the liability method whereby deferred tax assets and liabilities are recognized for the expected tax effect of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities using presently enacted tax rates in effect for the years in which the differences are expected to reverse.

     Foreign Currency Translation - Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". The functional currency for the Company's United Kingdom operations is the British pound. Transaction gains and losses are reflected in operations, while translation gains and losses are reflected as a separate component of accumulated other comprehensive income, net of tax.

     Comprehensive Income - On April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. FAS No. 130 requires unrealized gains or losses to be recorded on the Company's available for sale securities and foreign currency translation adjustments, which prior to the adoption were reported separately in the stockholders' equity, to be included in other comprehensive income. Prior years financial statements have been reclassified to conform to the requirements of FAS No. 130.

     New Accounting Pronouncements - In March of 1998, The American Institute of Certified Public Accountants issued a Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use which includes:

               -  Definition of computer software costs
               -  Accounting for various stages of development
               -  Accounting for internal and external costs
               -  Need to assess impairment under SFAS 121
               -  Amortization method and period to be utilized

     This SOP is effective for fiscal years beginning after December 15, 1998 and restatement of previously incurred costs is not permitted.

     The Company believes its current accounting policies are consistent with those prescribed by SOP 98-1 and does not believe the adoption of this SOP will have any impact on its results of operations, financial condition or liquidity.

     Reclassification   -  Certain  amounts  from  the  prior  years  have  been
     reclassified to conform with the current year's presentation.


2.      CHANGE IN ACCOUNTING POLICY

     Effective with the fiscal year ended March 31, 1999, the Company changed its accounting policy with respect to the recognition of revenue for service contracts sold where Warrantech is named as the obligor. Revenue for administrative obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ("TB 90-1"), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and Statement of Financial Accounting Standards No. 60 ( SFAS 60"), Accounting and Reporting by Insurance Enterprises. These accounting standards require the recognition of revenue over the life of the contract on a straight-line basis, unless sufficient, company-specific, historical evidence indicates that the cost of performing services under these contracts are incurred on other than a straight-line basis. The Company is recognizing revenue on administrative obligor contracts based on company specific historical claims experience over the life of the contract. In addition, the Company has adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113"), Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts. This requires that insurance premium costs be ratably expensed over the life of the service contract. The financial statements for the years ended March 31, 1998 and 1997 were previously prepared based on the proportional performance method which recognized all revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon were deferred.


     Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Effective with the fiscal year ended March 31, 1999, the Company changed its accounting policy with respect to the presentation of revenue for dealer obligor service contracts sold. Sales of dealer obligor service contracts are now reflected in gross revenues net of premiums paid to insurance companies. Previously, premiums paid to insurance companies were included in gross revenue and the corresponding amount in direct costs.


     The Company has given retroactive effect to this new accounting policy by restating previously reported financial statements for the fiscal years ended March 31, 1998 and 1997. In addition, retained earnings at April 1, 1996 reflects the cumulative $8,080,010 effect of the restatement through March 31, 1996.

     The impact of the restatement for the fiscal year ended March 31, 1998 and 1997 is as follows:

                                                          FOR THE YEARS ENDED MARCH 31,
                                  -----------------------------------------------------------------------------
                                        1998             1998                1997                 1997
                                    As Restated       As Previously       As Restated         As Previously
                                                          Reported                                Reported
                                  ----------------- ----------------- --------------------- -------------------
Gross revenues                       $132,797,006       $201,724,332        $106,775,745          $161,044,135
Net (increase) in deferred revenue   (21,447,327)        (1,985,798)        (20,501,768)           (1,381,271)
                                  ----------------- ----------------- --------------------- -------------------
Net revenues                          111,349,679        199,738,534          86,273,977           159,662,864
                                  ----------------- ----------------- --------------------- -------------------
Net income                             $5,619,823         $5,261,037          $2,284,867            $4,794,715
                                  ================= ================= ===================== ===================

Basic earnings per common share             $0.42              $0.40               $0.18                 $0.37
                                  ================= ================= ===================== ===================
Diluted earnings per common share           $0.36              $0.34               $0.15                 $0.31
                                  ================= ================= ===================== ===================
Cash dividend declared                  NONE               NONE                NONE                   NONE
                                  ================= ================= ===================== ===================
Total assets                         $152,811,266        $81,917,288        $117,120,031           $66,124,255
                                  ================= ================= ===================== ===================
Long-term debt and
   Capital lease obligations           $2,153,286         $2,153,286          $2,491,786            $2,491,786
                                  ================= ================= ===================== ===================

Common stockholders' equity           $21,533,883        $31,764,955         $14,692,083           $25,281,941
                                  ================= ================= ===================== ===================
Working capital                       $16,329,259        $16,551,543         $13,342,706           $13,602,168
                                  ================= ================= ===================== ===================

3.      RESTRICTED CASH

     At March 31, 1999 and 1998 cash in the amount of $800,000 is on deposit with a Florida regulatory agency to comply with its state insurance laws.

4.      INVESTMENTS IN MARKETABLE SECURITIES

     At March 31, 1999, investments in marketable securities are comprised of the following:

                                                                   Aggregate
                            Amortized       Gross Unrealized          Fair          Carrying Amount
                              Cost         Gains     (Losses)        Value      Short Term   Long Term
                          -------------------------------------- -------------------------------------------
Municipal Bonds             $4,264,244      $18,513      ($136)     $4,282,621    $2,961,602     $1,321,019
Total Investments in
                          -------------------------------------- -------------------------------------------
Marketable Securities       $4,264,244      $18,513      ($136)     $4,282,621    $2,961,602     $1,321,019
                          ====================================== ===========================================

     At March 31, 1998, investments in marketable securities are comprised of the following:

                                                                   Aggregate
                            Amortized       Gross Unrealized          Fair            Carrying Amount
                              Cost         Gains     (Losses)        Value      Short Term   Long Term
                          -------------------------------------- -------------------------------------------
Municipal Bonds             $2,156,472      $13,919    ($1,816)     $2,168,575      $200,758     $1,967,817
Money Market                   337,166       -           -             337,166       337,166       -
Total Investments in
                          -------------------------------------- -------------------------------------------
Marketable Securities       $2,493,638      $13,919    ($1,816)     $2,505,741      $537,924     $1,967,817
                          ====================================== ===========================================


     All of the above investments are considered "available for sale". The resultant differences between amortized cost and fair value, net of taxes, have been reflected as a separate component of accumulated other comprehensive income.

     The amortized cost and estimated fair value of marketable securities, by contractual maturity date as of March 31, 1999, are listed below. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                    Aggregate
                                                     Amortized         Fair
                                                        Cost          Value
                                                   -------------- --------------
           Investments available for sale:
              Due in one year or less                $2,958,087     $2,961,602
              Due after one year through five years   1,306,157      1,321,019
                                                   -------------- --------------
                                                     $4,264,244     $4,282,621
                                                   ============== ==============

5.  OTHER RECEIVABLES, NET

     The nature and amounts of other receivables, net as of March 31, 1999 and 1998 are as follows:

                                                        March 31,
                                         ---------------------------------------
                                                1999                 1998
                                         ---------------------------------------
Due from Insurance companies                    $4,337,277           $1,540,895
Due From Dealers                                 2,103,012                 -
Employee/Agent Advances                            530,910              305,945
Other                                              871,389              350,565
                                         ------------------   ------------------
                                                 7,842,588            2,197,405
Allowance for doubtful accounts                (1,918,256)            -
                                         ------------------   ------------------
                                                $5,924,332           $2,197,405
                                         ==================   ==================

6.      PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:
                                                        March 31,
                                     -------------------------------------------
                                             1999                   1998
                                     --------------------   --------------------
Automobiles                                     $277,304               $304,693
Equipment, furniture and fixtures              7,423,893              7,618,978
Leasehold improvements                         1,290,543                978,557
Software development costs                    11,281,344              7,604,440
                                     --------------------   --------------------
                                              20,273,084             16,506,668
Less:  Accumulated depreciation
  and amortization                             8,474,162              6,792,809
                                     --------------------   --------------------
                                              11,798,922              9,713,859
                                     --------------------   --------------------
Assets under capital leases:
  Cost                                         8,980,018              7,408,056
  Less:  Accumulated amortization              4,501,467              3,481,994
                                     --------------------   --------------------
                                               4,478,551              3,926,062
                                     --------------------   --------------------

Total Property and equipment, net            $16,277,473            $13,639,921
                                     ====================   ====================


     Amortization expense on assets under capital leases for the years ended March 31, 1999, 1998 and 1997 was $1,573,695, $1,188,173 and $764,263,
     respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 1999, 1998 and 1997 was $2,883,991, $1,939,858, and $1,361,559, respectively.

     The Company capitalized $3,676,904 and $2,380,879 for the fiscal years ended March 31, 1999 and 1998, respectively, of costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its proprietary relational database and interactive operating software. The Company is amortizing the cost of this software over its estimated useful life not to exceed five years.

7.      COLLATERAL SECURITY FUND

     At March 31, 1999 and 1998 an insurance carrier of the Company is holding $199,389 in escrow accounts as collateral for the performance of the administrative runoff of outstanding contracts. Such amounts are returnable to the Company when the contracts expire under this policy.

8.      SPLIT DOLLAR LIFE INSURANCE POLICIES

     As of March 31, 1999 and 1998, the Company made payments on split dollar insurance policies on the lives of ten and six officers of the Company, respectively. The cash surrender value of these policies is $1,370,010 and $1,054,045 as of March 31, 1999 and 1998, respectively. The Company will receive a refund of all split-dollar premiums advanced. The Company is the beneficiary of any proceeds of the policies up to the amount of premiums paid.

 9.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                                                    March 31,
                                                                  ---------------------------------------------
                                                                          1999                      1998
                                                                  ---------------------------------------------

Capital lease obligations - for property and
   equipment  payable monthly with interest
   rates ranging from 6.9% to 15.3% through 2005                            $3,979,414               $3,563,988
Installment note - AIG, effective interest rate of 8.25%                    -                           960,960
                                                                  ---------------------     --------------------
                                                                             3,979,414                4,524,948
Less: Current maturities                                                     1,558,447                2,371,662
                                                                  ---------------------     --------------------
Long-term portion                                                           $2,420,967               $2,153,286
                                                                  =====================     ====================



         The aggregate amounts of maturities at March 31, 1999 are as follows:

Fiscal Year                               Minimum Future
                                          Lease Payments
                                        -----------------------
2000                                      $1,866,555
2001                                       1,293,382
2002                                         659,727
2003                                         366,175
2004                                         250,682
Thereafter                                   187,110
                                        -----------------------
                                          $4,623,631
Less amount representing interest            644,217
                                        -----------------------
Net                                       $3,979,414
                                        =======================

     The capital lease obligations are collateralized by the property and equipment related to the underlying leases.

10.     INCOME TAXES

     A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                              For the Years Ended March 31,
                                     -------------------------------------------------------------------------------
                                           1999                        1998                      1997
                                     ---------------------------  ------------------------  ------------------------

Federal statutory rate                  ($3,804,232)     -34.0%       $3,212,327    34.0%       $1,299,905    34.0%

State tax effect                            (88,135)      -0.8%           83,597     0.9%          105,537     2.8%

Goodwill                                     178,919       1.6%          147,186     1.6%          110,269     2.9%

Other                                        164,250       1.5%          269,835     3.3%           22,567     0.5%

                                     ---------------------------  ------------------------  ------------------------
Provision for income taxes              ($3,549,198)     -31.7%       $3,712,945    39.8%       $1,538,278    40.2%
                                     ===========================  ========================  ========================


       The components of tax expense are as follows:

                                                                                               Provision
For the Year Ended March 31, 1999:       Current                     Deferred                  (Benefit)
                                     ----------------             ---------------           ---------------
Federal                                 ($1,495,460)                ($2,408,382)              ($3,903,842)
State                                        303,795                   (351,636)                  (47,841)
Foreign                                                                  402,485                   402,485
                                     ----------------             ---------------           ---------------
Total                                   ($1,191,665)                ($2,357,533)              ($3,549,198)
                                     ================             ===============           ===============


For the Year Ended March 31, 1998:       Current                     Deferred                  Provision
                                     ----------------             ---------------           ---------------
Federal                                   $4,059,160                ($1,071,248)                $2,987,912
State                                        312,934                     276,451                   589,385
Foreign                                                                  135,648                   135,648
                                     ----------------             ---------------           ---------------
Total                                     $4,372,094                  ($659,149)                $3,712,945
                                     ================             ===============           ===============


For the Year Ended March 31, 1997:       Current                     Deferred                  Provision
                                     ----------------             ---------------           ---------------
Federal                                   $2,709,821                ($1,318,684)                $1,391,137
State                                        236,486                     133,882                   370,368
Foreign                                                                (223,227)                 (223,227)
                                     ----------------             ---------------           ---------------
Total                                     $2,946,307                ($1,408,029)                $1,538,278
                                     ================             ===============           ===============


Deferred income tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the deferred tax asset are as follows:



                                                                  March 31,
                                                    ------------------ ----------------
                                                          1999             1998
                                                    ------------------ ----------------
Deferred Tax Assets
     Deferred revenue                                   $41,912,394        $31,463,274
     Deferred rent                                          166,525            215,652
     Provision for doubtful accounts                      1,076,093            431,876
     Reserve for customer refunds                            99,435             70,049
     Accrued bonus                                          194,796          -
     Litigation Reserve                                      39,940          -
     Depreciation                                                               63,418
     Foreign loss benefit                                   136,662            466,503
     Net state operating loss C/F benefit                   332,367
     Other                                                   42,642             76,475
                                                    ------------------ ----------------
          Total assets                                   44,000,854         32,787,247
Deferred Tax Liabilities
     Deferred direct costs                             (30,465,376)       (23,444,669)
     Depreciation                                         (415,302)          -
     Section 174 expense                                (1,892,630)          (717,630)

                                                    ------------------ ----------------
          Total liabilities                            (32,773,308)       (24,162,299)

                                                    ------------------ ----------------
Net deferred tax asset                                   11,227,546          8,624,948
  Less:  Valuation allowance                              (204,415)
                                                    ------------------ ----------------
     Net deferred tax asset                             $11,023,131         $8,624,948
                                                    ================== ================


Management believes that it is more likely than not that the net deferred tax asset will be realized and therefore only a minimal valuation allowance is considered necessary. Section 174 expense represents research and experimental expenses related to the development of a proprietary relational database and interactive software.

11.     COMMITMENTS AND CONTINGENCIES

     Operating Lease Commitments - The Company leases office and warehouse space under noncancellable operating leases. These leases include scheduled rent increases over their respective terms. In some cases, the accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense charged to operations for the years ended March 31, 1999, 1998 and 1997 was $2,305,598, $2,187,174, and $1,907,694,
     respectively.

     Future minimum lease commitments as at March 31, 1999 are as follows:

2000                                            $2,086,979
2001                                             2,041,584
2002                                             2,012,033
2003                                             2,023,227
2004                                             1,699,670
2005 and thereafter                                965,942
                                           ----------------
                                               $10,829,435
                                           ================

     Employment Contracts - Employment contracts exist between the Company and its officers and certain key employees which provide for annual base compensation of $2,564,225. Certain agreements call for (i) annual increases (ii) cost of living increases, and (iii) additional compensation, but only if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and/or Company common stock.

     Bank Line of Credit - The Company has a revolving credit agreement with a bank which originally provided for maximum aggregate borrowing up to $10,000,000 with interest at the bank's prevailing prime rate or LIBOR plus 2%. Subsequent to March 31, 1999, the line of credit was adjusted to $1,500,000 and currently expires on December 31, 1999. The Company is currently in negotiations to increase and/or replace the current line of credit. Although it is anticipated that this will be completed by February 2000, no assurances can be given that this will be accomplished. During the fiscal years ended March 31, 1998, 1999 and through December 21, 1999, the Company did not have any borrowings under this line of credit.

     Litigation -

     The Company is from time to time involved in litigation incidental to the conduct of its business. As of December 21, 1999, the Company is not aware of any material existing litigation to which it is a party.

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

12.     STOCK OPTION PLAN

     At March 31, 1999, Warrantech has one stock option plan, which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan, except for stock options granted to non-employees. The compensation cost that has been charged against income for non-employees awarded stock options, was $0 for fiscal 1999, $92,400 for fiscal 1998 and $64,000 for fiscal 1997. If Warrantech had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                 For the Years Ended March 31,
                                       -----------------------------------------
                                             1999          1998         1997
                                       -----------------------------------------
    Net Income (loss) as reported         ($7,639,725)   $5,619,823   $2,284,867
    Pro Forma net income (loss)            (8,663,980)    5,280,271    1,914,836

    Basic Earnings Per Share as reported       ($0.51)        $0.42        $0.18
    Basic Pro Forma EPS                        ($0.57)        $0.40        $0.15


     The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997: expected dividends of 0%; expected volatility of 50%; a risk free interest rate of 6.5%; and expected life of 5 years.

     Stock Options and Stock Option Plan - Under the Employee Incentive Stock Option Plan (the "Plan"), there are options for up to 1,200,000 shares of the Company's common stock reserved for issuance to employees (including officers). On October 27, 1998 the stockholders authorized for issuance an increase of 600,000 shares, to the current aggregate of 1,200,000 shares. The options are to be granted at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option by the Company's Board of Directors. The Plan will terminate in August 2008 unless sooner terminated by the Board of Directors.

     On April 16, 1992 the Company's Board of Directors and subsequently on October 22, 1992 the stockholders of the Company at the annual meeting voted to approve stock options to three directors (two of whom are officers and one is a former officer of the Company). The stock options entitle the three Directors to purchase an aggregate of 3,000,000 shares of the Company's common stock at an exercise price of $2.6875 per share, the market price at the date of grant. The term of the options is five (5) years from the date on which they become exercisable or thirty days after termination of employment, whichever occurs earlier. Of the total options granted, fifty percent (50%) may be exercised beginning one year following October 22, 1992 in increments of 10% per year for a five-year period. The portions of the options that are based upon the Company's earnings, consisting of fifty percent (50%) of the total options granted, became exercisable on October 22, 1995.

     On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of the Warrantech's Board of Directors, exercised 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual interest rate of 6%. The promissory notes, which are with recourse and secured by the stock certificates issued, mature July 5, 2001. An additional promissory note was signed by Joel San Antonio for $595,634 on March 22, 1999 which represents the amounts funded by the Company with respect to his payroll taxes for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represent approximately $10 million. These amounts have been recorded as a contra-equity account, which is a reduction of stockholders' equity. The Company is currently in discussions with the Messrs. San Antonio, Tweed and White to renegotiate the payment terms of the notes. The payment of interest, which was due July 6, 1999, has been deferred until January 6, 2000.

     Presented below is a summary of the status of the stock options and the related transactions for the years ended March 31, 1999, 1998 and 1997.


                                                    1999                             1998                           1997
                                      ------------------------------- -------------------------------- -----------------------------
                                                         Weighted                        Weighted                        Weighted
                                                         Average                          Average                         Average
                                                         Exercise                        Exercise                        Exercise
                                           Shares         Price            Shares          Price            Shares         Price
                                      ----------------------------------------------------------------------------------------------
Options outstanding at beginning of year    3,295,534          $2.95        3,484,553           $3.01        3,218,024         $2.89
Granted                                       996,837           4.54           92,147            7.27          369,129          5.06
Canceled                                    (197,615)         (5.93)        (138,904)          (5.40)          (7,600)        (6.70)
Exercised                                 (3,010,000)         (2.70)        (142,262)          (4.91)         (95,000)        (6.55)
Forfeited                                    (70,531)         (7.59)
                                      ----------------------------------------------------------------------------------------------
Options outstanding at end of year          1,014,225              $4.36    3,295,534           $2.95        3,484,553         $3.01
                                      ==============================================================================================

                                      ----------------------------------------------------------------------------------------------
Options exercisable at end of year            114,587          $4.47        3,132,374           $2.84        3,193,024         $2.89
                                      ==============================================================================================


     The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the years ended March 31, 1999, 1998 and 1997 is $2.82, $3.08, and $2.08
     respectively.

     The Company recognized costs of $21,631, $56,599 and $39,082 for the years ended March 31, 1999, 1998 and 1997, respectively, for stock-based compensation to employees.

     The following table summarizes the status of Warrantech's stock options outstanding and exercisable at March 31, 1999.

                                                                  Stock Options                          Stock Options
                                                                   Outstanding                            Exercisable
                                                 -------------------------------------------------------------------------------
                                                                        Weighted       Weighted                        Weighted
                                                                        Average         Average                         Average
                                                                       Remaining       Exercise                        Exercise
    Range of exercise prices                           Shares          Life(Yrs)         Price          Shares           Price
                                                 -------------------------------------------------------------------------------
    $3.25 to $3.50                                        592,794            6.1          $3.35             -               -
    $4.31 to $5.25                                        116,491            6.6           4.48          114,587          $4.47
    $6.13 to $6.50                                        304,940            9.1           6.28             -               -
                                                 -------------------------------------------------------------------------------
    Total                                               1,014,225            7.0          $4.36          114,587          $4.47
                                                 ===============================================================================


13.      OTHER INCOME (EXPENSE)


                                                                Year Ended March 31,
                                           1999                       1998                    1997
                              ------------------------------   -------------------    --------------------
Interest and dividend income                     $1,303,410            $1,120,701                $722,560
Interest expense                                  (458,598)             (378,812)               (433,990)
Gain on sale of assets                              103,988             -                      -
Miscellaneous                                        94,401                77,843                  36,015
                              ------------------------------   -------------------    --------------------
                                                 $1,043,201              $819,732                $324,585
                              ==============================   ===================    ====================


14.      JOINT VENTURE AGREEMENT AND SALE

In July 1993, the Company and American International Group Inc. ("AIG") formed a corporate joint venture, Techmark Services Ltd. ("Techmark" or the "Joint Venture") owned fifty-one percent (51%) by AIG and forty-nine percent (49%) by the Company.

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

On April 18, 1996, the Company and AIG consummated an agreement for the termination of the Techmark Joint Venture (the "Agreement"). Under the terms of the Agreement, AIG agreed to purchase the Company's forty-nine percent (49%) interest in the joint venture for approximately $3.8 million and for the Company to repurchase the 3,234,697 shares of convertible preferred stock held by AIG for its original redemption value of $6,430,000 and further relinquish their rights to other options under the original agreement. As a result of this transaction, the Company no longer has any investment in or liability to the Joint Venture and will no longer record any equity in the operations of the Joint Venture. The redemption value was offset by the amount due the Company from the sale of its investment, with the net amount due AIG of $2,395,960 resulting in a three year, non-interest bearing note payable in 11 equal quarterly installments of $205,000 commencing June 30, 1996 with a final installment of $140,960 due March 1999. All amounts relating to this note were paid in full prior to March 31, 1999. The effective interest rate of this note is 8.25%. In the event of default by the Company under the note payable, the Company would be required to reissue to AIG preferred stock for the remaining amount due at the default date.

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

15.      ACQUISITION

In July 1995, Warrantech International, Inc., acquired Home Guarantee Corporation Plc (subsequently renamed Warrantech Europe Plc.) a British Company, which markets home warranty products as well as other warranty products similar to those marketed by the Company in the United States. The acquisition was accounted for as a purchase and the resultant goodwill amounting to $695,800 is being amortized over a 10 year period. In October 1997, the Company acquired certain assets of Distributors & Dealers Service Co., Inc. for $888,541 and the resulting goodwill is being amortized over 4.5 years.

16. SIGNIFICANT CUSTOMERS

The Company has one significant customer, CompUSA, which accounted for approximately 34%, 34% and 32%, respectively, of consolidated gross revenues for the years ended March 31, 1999, 1998 and 1997. The Company notified CompUSA in May 1999 of price increases resulting from premium increases imposed by CIGNA Insurance Company . On June 24, 1999, CompUSA publicly announced as part of a major corporate restructuring their intentions to leverage their internal call center capabilities by taking over customer contact regarding extended warranty repair calls. On June 28, 1999 Warrantech received formal notification of termination from CompUSA effective July 28, 1999. The loss of CompUSA will have an adverse impact on future revenues.

17. EARNINGS PER SHARE

The computations of earnings per share for the years ended March 31, 1999, 1998 and 1997 are as follows:

                                                        For the Years Ended March 31,
                                                    1999             1998             1997
                                                ---------------- --------------  ---------------
Numerator:
   Net income (loss) applicable to common stock   ($7,639,725)      $5,619,823       $2,284,867
                                                ================ ==============  ===============
Denominator:
    Average outstanding shares used in the
    computation of per share earnings:
      Common Stock issued-Basic shares              15,098,242      13,259,964       13,054,611
      Stock Options (treasury method)                 -              2,357,386        2,340,258
                                                ---------------- --------------  ---------------
      Diluted shares                                15,098,242      15,617,350       15,394,869
                                                ================ ==============  ===============
Earnings Per Common Share:
   Basic                                               ($0.51)           $0.42            $0.18
                                                ================ ==============  ===============
   Diluted                                             ($0.51)           $0.36            $0.15
                                                ================ ==============  ===============

18. COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of related tax, for the years ended March 31, 1999, 1998 and 1997 are as follows:

                                                                          For the Years Ended March 31,
                                                            -----------------   -----------------    ----------------
                                                                  1999                1998                 1997
                                                            -------------------------------------    ----------------
              Unrealized gain/(loss) on investments                   $7,452              $7,055            ($1,563)
              Accumulated translation adjustments                  (100,986)              78,553              16,544
                                                            -----------------   -----------------    ----------------
              Accumulated other comprehensive income               ($93,534)             $85,608             $14,981
                                                            =================   =================    ================


19. SEGMENT INFORMATION

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


                                                    Consumer                      Reportable
Year ended                           Automotive     Products     International     Segments         Other           Total
                                   --------------  -------------  -------------- --------------  -------------  --------------
March 31,1999
Revenues                             $47,298,852    $90,623,968     $17,746,685   $155,669,505    ($6,800,714)   $148,868,791
Segment Profit (Loss) from
   operations                          2,966,588    (3,422,670)         692,245        236,163    (12,468,287)   (12,232,124)
Pretax Income (Loss)                     493,193   (10,626,187)        (95,157)   (10,228,151)       (960,772)   (11,188,923)
Net Interest Income                       37,063        102,633          25,978        165,674         679,138        844,812
Depreciation/Amortization                717,677      1,343,881         482,245      2,543,803       2,604,567      5,148,370
Total Assets                          63,002,934     96,477,403       9,962,523    169,442,860      17,467,410    186,910,270

March 31,1998
Revenues                             $47,787,563    $77,481,210     $12,593,301   $137,862,074    ($5,065,068)   $132,797,006
Segment Profit (Loss) from
    operations                        13,509,718      7,991,812         785,111     22,286,641    (13,773,605)      8,513,036
Pretax Income (Loss)                  11,249,911        474,285     (2,175,507)      9,548,689       (215,921)      9,332,768
Net Interest Income                       32,276         98,567          53,561        184,404         557,486        741,890
Depreciation/Amortization                685,308        879,167         297,696      1,862,171       1,896,042      3,758,213
Total Assets                          51,564,970     69,345,686      12,537,080    133,447,736      19,363,530    152,811,266

March 31,1997
Revenues                             $32,255,790    $80,191,560      $3,446,457   $115,893,807    ($9,118,062)   $106,775,745
Segment Profit (Loss) from
   operations                          2,302,259     10,521,992       (235,379)     12,588,872     (8,692,622)      3,896,250
Pretax Income (Loss)                   (956,885)      5,145,008       (728,070)      3,460,053         363,092      3,823,145
Net Interest Income                       29,069        146,964           7,163        183,196         105,374        288,570
Depreciation/Amortization                584,236        822,415         175,873      1,582,524       1,037,457      2,619,981
Total Assets                          46,951,209     61,064,870       4,128,074    112,144,153       4,975,878    117,120,031


NOTE: Other includes intersegment eliminations of revenues and receivables and net unallocated Corporate expenses.

20.   Quarterly Financial Data (Unaudited)

The following fiscal 1999 and 1998 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 1998 and 1997 and March 31, 1999 and 1998 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods, have been made for a fair presentation of the results shown.

                             Quarter Ended             Quarter Ended              Quarter Ended                 Quarter Ended
                                June 30,               September 30,              December 31,                    March 31,
                           1998        1997         1998         1997          1998          1997           1999            1998

Net revenues            $24,134,146  $31,849,146 $31,529,664   $26,993,458  $30,272,681    $28,684,296     $32,291,830   $23,822,778

Income from operations  (3,943,437)    2,496,348 (1,331,354)     2,784,080  (1,814,579)      1,622,037     (5,142,754)     1,610,571

Income (loss)
before provision for
income taxes            (3,773,477)    2,693,727   (984,093)     2,982,612  (1,503,362)      1,875,892     (4,927,991)     1,780,537


Net income (loss)       (1,790,040)    1,782,200 (1,081,041)     1,857,662  (1,239,524)      1,165,879     (3,529,120)       814,082

Earnings (loss) per Share

Basic                       ($0.13)        $0.14     ($0.07)         $0.14      ($0.08)          $0.09         ($0.23)         $0.05
Diluted                     ($0.13)        $0.11     ($0.07)         $0.12      ($0.08)          $0.07         ($0.23)         $0.05


Amounts restated to reflect the effect of the reversal of $2,600,000 of net revenue on the portfolio transfer of Computer City by CompUSA. The effect on net income was $1,529,000 or $.10 per share.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------------------------------------------
                 Column                    Column              Column              Column          Column
                   A                          B                  C                    D              E
----------------------------------------------------------------------------------------------------------------
                                         Balance at          Additions           Deductions-
                                                    ----------------------------
Description                              Beginning   Charged to  Charged to Other                  Balance at
                                                     Costs and   Accounts -                         End of
                                         of Year     Expense     Describe)        Describe(b)        Year
----------------------------------------------------------------------------------------------------------------
Year Ended March 31, 1999
        Allowance for doubtful accounts:
              Trade A/R                   $1,223,173     $370,324       -            $478,212        $1,115,285
              Other A/R                       -         1,918,256       -             -               1,918,256
              Profit Sharing                  -           -             -             -              -

Year Ended March 31, 1998
        Allowance for doubtful accounts:
              Trade A/R                      300,328    1,035,675       -             112,830         1,223,173
              Other A/R                       -           -             -             -              -
              Profit Sharing                  -           -             -             -              -

Year Ended March 31, 1997
        Allowance for doubtful accounts:
             Trade A/R                       450,092       28,000       -             177,764           300,328
             Other A/R                       242,112      -             -             242,112        -
             Profit Sharing                1,720,000      -             -           1,720,000        -


(a) Bad debt expense charged directly to operations pertaining to accounts receivable was $705,119 for the fiscal year ended March 31, 1997.

(b)  Amount of receivables charged to the allowance during the year.

See independent auditors's report and accompanying notes to consolidated financial statements

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

                                                                                                              Director
Name                                           Age        Positions with Company                               Since

Joel San Antonio                               47         Chairman of the Board, Chief Executive Officer
                                                          and Director                                          1983

William Tweed                                  59         Director                                              1983

Jeff J. White                                  48         Director                                              1983

Lawrence Richenstein                           46         Director                                              1993

Gordon A. Paris                                46         Director                                              1998


     No family relationships exist among any of the Company's executive officers or directors, except that Randall San Antonio, President of Warrantech Direct, Inc., a subsidiary of the Company, is the brother of Joel San Antonio.

     The business experience of each of the Company's directors and nominees for election to the Board of Directors is as follows:

     Joel San Antonio, 47, one of the Company's founders, was a director, Chief Executive Officer and President of the Company from incorporation through February 1988. Since February 1988 Mr. San Antonio has been a director, Chief Executive Officer and Chairman of the Board of Directors and since October 1989, he has also been Chairman and Chief Executive Officer of the Company's principal operating subsidiaries. In 1975, Mr. San Antonio founded and, thereafter through August 1982, served as President of Little Lorraine, Ltd., a company engaged in the manufacturing of women's apparel. Mr. San Antonio is currently a member of the Southwestern Connecticut Area Commerce & Industry Association, the World Forum, the Connecticut Business and Industry Association, the Metropolitan Museum of Art, and the Young Presidents' Organization, Inc. Mr. San Antonio was a director of Corniche Group Incorporated, a company in the insurance and/or insurance-related businesses based in Euless, Texas from May 1998 until September 1999.

     William Tweed, 59, one of the Company's founders, was a director, Vice President and Secretary of the Company from incorporation through February 1988. From February 1988 until April 1996, Mr. Tweed was a director and President of the Company. From April 1996 to March 1998, Mr. Tweed was Executive Vice President of European Operations and director for the Company. Mr. Tweed relinquished his title of Vice President on April 1, 1998. From July 1976 through August 1982, he was Vice President of Little Lorraine, Ltd. Mr.Tweed served as a director of Nationwide Extended Warranty Service, Inc. from on or about October 1981 through on or about January 1983.

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

     Lawrence Richenstein, 46, has been a director of the Company since 1993. In early 1997, Mr. Richenstein formed Laral Group LLC. Laral Group manufacturers a line of wireless audio/video and computer accessories under its Unwired brand. It is also an OEM supplier of wireless multimedia products to the automotive market. Mr. Richenstein has been President and Chief Executive Officer of Peak Ventures, Inc., since May 1996. Peak Ventures, Inc., located in Farmingdale, New York, provides services to the consumer electronics industry. Mr. Richenstein also has been a managing member of Long Hall Technologies, L.L.C. since 1994. Long Hall Technologies, L.L.C. is a consumer electronics company located in Farmingdale, New York. Long Hall Technologies manufactures products under the Nickelodeon brand under license from MTV Networks. From 1985 until July 1996, Mr. Richenstein was President and Chief Executive Officer of Lodestar Technologies, Ltd., a consumer electronics company located in Hicksville, New York. Lonestar Technologies, Ltd. filed for Chapter 11 bankruptcy protection on January 22, 1996. The proceeding was subsequently converted to a Chapter 7 bankruptcy liquidation effective July 2, 1996. In addition to having sales and marketing experience, Mr. Richenstein is involved in product development. Mr. Richenstein is an attorney admitted to practice in New York and has, in the past, served as a director of two public companies, both of which were involved in the electronics industry.

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

     Desiree Kim Caban, 34, has been Secretary of the Company since July 1993 and Senior Vice President of Human Resources since April 1998. From October 1996 to March 1998, Ms. Caban was the Vice President of Human Resources. Prior to October 1996 and since 1989, Ms. Caban served as the Director of Human Resources, Executive Assistant to the Chairman and the Office Services Manager for the Company. She has been employed by the Company since May 1986. Ms. Caban is currently a member of the National Association for Female Executives and a member of the Society for Human Resource Professionals. Ms. Caban resigned from the company effective December 1999.

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

     Richard F. Gavino, 52, has been Executive Vice President, Chief Financial Officer and Treasurer since April 1998. From 1995 to March 1998, Mr. Gavino was Chief Financial Officer at Maxon Auto Group, one of the largest automobile retailers in New Jersey. From 1993 to 1995, Mr. Gavino was a turnaround consultant. From 1984 to 1993, Mr. Gavino was Senior Vice President and Chief Financial Officer of Tops Appliance City, a publicly traded consumer electronics and appliance superstore chain.

     Ronald Glime, 54, has been President of U.S. and Canadian Operations since March 1999. From October 1992 to March 1999 Mr. Glime was President of Warrantech Automotive, Inc., a wholly owned subsidiary of the Company. Prior thereto he was Regional Sales Manager for Warrantech Automotive, Inc. (then known as Warrantech Dealer Based Services, Inc.) from February 1991 through October 1992. From 1983 through February 1991, Mr. Glime was an independent insurance agent for various insurance companies. From 1978 through 1982, Mr.
Glime was employed by American Warranty Corp., a company in the warranty administration business. He resigned as its President in 1982. Mr. Glime was a director of Corniche Group Incorporated, a company in the insurance and/or insurance-related businesses based in Euless, Texas, from May 1998 until September 1999.

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

     Andrew Impavido, 57, has been Senior Vice President of Warrantech Motivation a Corporate Division which consists of Training and Development, Multimedia Services, and Corporate Communications since April 1998. Mr. Impavido joined the Company in 1991 as Director of Training and has held the position of Vice President of Training and Development prior to his present position. Prior thereto, Mr. Impavido had spent over 25 years in the retail industry and has held various management and training positions, with industry leaders such as Sears, Montgomery Ward, and the 350 store Belk Chain.

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

     Judith M. Thomas, 45, has been President of Warrantech Help Desk, Inc., a wholly owned subsidiary of the Company, since April 1997. Ms. Thomas has been President of Unlimited Business Services, Inc., a consulting company that specializes in the improvement of operational, financial and revenue streams of major retailers, including the development and implementation of service contract programs since 1993. From 1970 until 1993 Ms. Thomas was employed by Highland Superstores, holding various positions during her tenure, ending her employment with that Company as Corporate Vice President-Operations. Ms. Thomas resigned from the company effective November 1999.

Information Concerning Meetings of the Board of Directors

     During the fiscal year ended March 31, 1999, the Board of Directors held seven meetings. All such meetings were fully attended. The Company has an Audit Committee consisting of Messrs. Paris, Richenstein and White. Such committee met 3 times during the 1999 fiscal year. The Company has a Compensation Committee consisting of Messrs. Paris, Richenstein and White. This committee met 1 time during the 1999 fiscal year.

Item 11.  Executive Compensation

Summary Compensation Table

     The following table provides information for the years ended March 31, 1999, 1998 and 1997, concerning the annual and long-term compensation of the Chief Executive Officer and the next four highest paid executive officers of the Company for the fiscal year ended March 31, 1999.

                                                                                    Long Term Compensation
                                            Annual Compensation                             Awards (1)
                                 ----------------------------------------------  --------------------------------

                                                                Other Annual    Restricted Stock  Stock Option      All Other
Name of Principal Positions      Year       Salary      Bonus    Compensation(2) (Shares) Awards   (Shares) Awards   Compensation(3)

Joel San Antonio                 1999       $590,430      $1,600     $29,750         $ -                400,000      $2,245
Chairman of the Board            1998        557,865     211,941      28,104           -                     -        1,070
and Chief Executive Officer      1997        507,150     193,089      26,525           -                     -           -

Ronald Glime                     1999       $200,000     $52,951      $9,523         $ -                 70,816      $1,547
President of U.S. and Canadian   1998        160,385     110,903       7,837           -                     -        1,972
Operations                       1997        137,404      60,500       4,034           -                 24,749          -

Richard F. Gavino                1999       $182,308     $25,000      $9,587      $25,000                92,308        $ -
Executive Vice President, Chief  1998             -           -           -            -                     -           -
Financial Officer and Treasurer  1997             -           -           -            -                     -           -

Judith M. Thomas(4)              1999       $171,154      $2,999     $15,985      $50,000                24,490        $702
President of Warrantech Help     1998        150,000      45,050      30,230           -                     -          455
Desk, Inc.                       1997             -           -           -            -                     -           -

Michael A. Basone                1999       $193,269        $400     $12,677         $ -                 32,653      $1,106
Executive Vice President, Chief  1998        158,939      43,277      12,318           -                     -        2,341
Information Officer and          1997        159,940      25,100      15,343           -                 11,600          -
Chief Operating Officer


(1)  (The 1998 Stock Option Plan is the Company's only long-term incentive plan.

(2) Included in Other Annual Compensation are auto allowances given to each officer in fiscal 1997, 1998 and 1999, life insurance premiums for the years 1997, 1998 and 1999, and relocation expenses paid Mr. Basone in fiscal 1997 and Ms. Thomas in fiscal 1998.

(3) Represents amounts contributed by the Company in accordance with the Company's 401(K) Plan.

(4) Ms. Thomas is also President of Unlimited Business Services, Inc., which was paid $328,690 in 1999 pursuant to a representative agreement.

Option Grants in Last Fiscal Year


     The following table sets forth certain information with respect to options to purchase Common Stock granted during the fiscal year ended March 31, 1999 to each of the named executive officers.

                                                                                           Potential Realizable Value
                                                                                           At Assumed Annual Rates
                                                                                           Of Stock Price Appreciation
__________________________________Individual Grants__________________________              ___For Option Term_(1)_

                            Number of            % of Total
                            Securities           Options/SARs
                            Underlying           granted to     Exercise or
                            Options/SARs         Employee in    Base Price   Expiration
                            Granted              Fiscal Year    Per Share    Date          5%($)             10%($)

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



(1) Based upon the Company's price per share of $3.188, as reported on NASDAQ National Market System on March 31, 1999.

     Note: The closing bid price for the Company's common stock as reported on the OTC was $1.38 as of December 21, 1999.

Options Exercised and Holdings


     The following table sets forth information with respect to the individuals listed in the Summary Compensation Table above, concerning unexercised options held as of the end of the 1999 fiscal year.

                     Shares Acquired                  Number of Unexercised Options        Value of Unexercised In-the-Money Options
          Name       On Exercise      Value Realized  at Fiscal Year-End (#)                at Fiscal Year-End ($)(1)
------------------------------------------------------------------------------------------------------------------------------------
                                                      Exercisable      Unexercisable        Exercisable              Unexercisable
                                                     -------------------------------------------------------------------------------

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


(1) Based upon the Company's price per share of $3.188, as reported on the NASDAQ National Market System on March 31, 1999.

Note: The closing bid price for the Company's common stock as reported on the OTC was $1.38 as of December 21, 1999.

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

     Effective January 1, 1998 the Company entered into an employment agreement with Michael Basone to serve as the Company's Executive Vice President, Chief Information Officer and Chief Operating Officer. Under the terms of such
Agreement, Mr. Basone's current salary is $225,000, subject to automatic increases of 5% after the first fifteen months and annually thereafter during the term of the Agreement. Mr. Basone was granted stock options in April 1998, pursuant to the Agreement, to purchase $200,000 of the Company's stock which vest equally over a three year period. In addition he will be entitled to receive cash bonuses based upon the Company and its subsidiaries achieving certain revenue and operating goals. The Company provides Mr. Basone with medical and dental insurance, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives.

     Effective January 1, 1998 Warrantech Automotive, Inc. entered into a five-year employment agreement with Ronald Glime, its President. Under the terms of such Agreement Mr. Glime is entitled to an initial annual base salary of $200,000 subject to automatic increases of 5% after the first fifteen months and annually thereafter during the term of the Agreement. Mr. Glime's annual base salary, in conjunction with his new role as President of U.S. and Canadian Operations, is $295,000. Mr. Glime was granted stock options in April 1998, pursuant to the Agreement, to purchase $250,000 of the Company's stock which vest equally over a five year period. Mr. Glime was also granted stock options in August 1999 to purchase an aggregate of 50,000 shares of the Company's common stock which vest over a three year period. Mr. Glime is entitled to receive a cash bonus based upon a percentage of the Company's operating performance. The Company provides Mr. Glime with medical and dental insurance, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives.

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

     Effective April 1, 1997, the Company entered into a five year employment agreement with Judith Thomas, its President. Under the terms of such Agreement Ms. Thomas is entitled to an initial annual base salary of $150,000 subject to automatic increases of 5% annually. Effective April 1, 1998, Ms Thomas' annual base salary was adjusted to $175,000. Ms. Thomas received a $50,000 stock bonus upon signing of the employment agreement. The stock was granted in April 1998. Ms. Thomas is entitled to receive a cash bonus equal to a percentage of her current base salary upon the attainment of certain operating goals established for Warrantech Help Desk, Inc. The Company provides Ms. Thomas with medical and dental insurance, relocation benefits, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives. Ms. Thomas resigned from the Company in November 1999.

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


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission (the
"Commission"). Officers, directors and greater than 10% stockholders are required by Commission regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based on a review of the reports, during the fiscal year ended March 31, 1999, all Section 16 filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of July 6, 1999 concerning shares of Common Stock, par value $.007 per share, the Company's only voting securities, owned beneficially by each of the Company's directors and nominees for the Board of Directors, by each person who is known by the Company to own beneficially more than 5% of the outstanding voting securities of the Company and by the Company's executive officers and directors as a group.

                                                       Amount and Nature of                        Percent
Name and Addess of Beneficial Owner                    Beneficial Ownership                         of Class

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

__________________

(1) Includes 5,000 shares held by Mr. San Antonio as custodian for two minor children. Includes 10,800 shares owned by Mr.San Antonio's wife as to which he disclaims beneficial ownership. Does not include 13,354 shares owned by Mr. San Antonio's brother and sister-in-law and 5,000 shares owned by his mother as to which he disclaims any beneficial interest. Includes an aggregate of 200,000 shares held in trusts for his children, of which Mr. San Antonio's wife is a trustee as to which Mr. San Antonio disclaims beneficial ownership.

(2) Includes 23,000 shares held by Mr.Tweed as custodian for one child. Does not include an aggregate of 7,500 shares held by Mr.Tweed's mother and sister. Includes 1,500 shares held by Mr. Tweed's wife, and 25,000 shares held in trust for the benefit of Mr. Tweed's granddaughter, of which Mr. Tweed's wife is the trustee, as to which he disclaims any beneficial interest.

(3) Does not include an aggregate of 90,000 shares owned by Mr.White's mother and sister as to which he disclaims any beneficial interest.

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

     On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of the Warrantech's Board of Directors, exercised 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual interest rate of 6%. The promissory notes, which are with recourse and secured by the stock certificates issued, mature July 5, 2001. An additional promissory note was signed by Joel San Antonio for $595,634 on March 22, 1999 which represents the amounts funded by the Company with respect to his payroll taxes for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction total approximately $10 million. These amounts have been recorded as a contra-equity account, which is a reduction of stockholders' equity. The Company is currently in discussions with the Messrs. San Antonio, Tweed and White to renegotiate the payment terms of the notes. The payment of interest, which was due July 6, 1999, has been deferred until January 6, 2000.

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

(f) - Employment Agreement dated April 1, 1995 between the Company and Joel San Antonio.

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

                                                WARRANTECH CORPORATION

Dated: December 23, 1999                        By: /s/ Joel San Antonio
                                                    _________________________
                                                    Joel San Antonio
                                                    Chairman of the Board and
                                                    Chief Executive Officer


Dated: December 23, 1999                        By: /s/ Richard F. Gavino
                                                    ___________________________
                                                    Richard F. Gavino,
                                                    Chief Financial Officer

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

(f) - Employment Agreement dated April 1, 1995 between the Company and Joel San Antonio.

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