Form 10-Q/A
period 1998-12-31
WARRANTECH CORP
filed 2000-01-05
CIK 735571

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  _X_ *       No ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at December 31, 1998
Common stock, par value $.007 per share            15,125,611 shares


___________________

* Registrant has filed all reports through the date of this report, however, Registrant intends to file amendments to the Form 10-Qs for the periods ended June 30, 1999 and September 30, 1999 to include information concerning Registrant's financial results for those periods which was omitted from the reports that were previously filed.

                    WARRANTECH CORPORATION AND SUBSIDIARIES


                                  I N D E X

                                                                                                     Page No.
PART I  -  Financial Information:



              Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets at December 31, 1998
                (Unaudited) and March 31, 1998...................................................            3


                Condensed Consolidated Statements of Operations
                   For the Three and Nine Months Ended December 31, 1998
                   and 1997 (Unaudited) .........................................................            4


                Condensed Consolidated Statements of Cash Flows
                   For the Nine Months Ended December 31, 1998
                   and 1997 (Unaudited) .........................................................            5


                Notes to Condensed Consolidated Financial Statements
                (Unaudited) .....................................................................            6

                Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ........................           11



PART II  - Other Information  ...................................................................           13

Signatures ......................................................................................           14


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   A S S E T S
                                                                          (Unaudited)
                                                                         December 31,           March 31,
                                                                      ------------------ -----------------------
                                                                             1998                 1998
                                                                      ------------------ -----------------------
Current assets:
Cash and cash equivalents                                                    $3,832,312             $24,062,052

Investments in marketable securities                                          2,012,841                 537,924

Accounts receivable (net of allowances of
  ($894,041 and  $1,223,173, respectively)                                   48,776,784              27,878,335

Other receivables, net                                                        4,849,038               2,197,405
Deferred income taxes                                                         -                         503,282
Prepaid expenses and other current assets                                     2,051,588               1,775,316
                                                                      ------------------ -----------------------
   Total current assets                                                      61,522,563              56,954,314
                                                                      ------------------ -----------------------






Property and equipment, net                                                  15,620,829              13,639,921


Other assets:
Excess of cost over fair value of assets acquired (net of
  accumulated amortization of $4,714,796 and  $4,212,956,
  respectively)                                                               3,443,737               3,945,577
Deferred income taxes                                                        11,090,054               8,121,666
Deferred direct costs                                                        80,566,917              65,354,341
Investments in marketable securities                                          2,166,384               1,967,817
Restricted cash                                                                 800,000                 800,000
Split dollar life insurance policies                                          1,352,109               1,054,045
Notes receivable                                                                543,849                 654,068
Collateral security fund                                                        199,389                 199,389
Other assets                                                                    138,116                 120,128
                                                                      ------------------ -----------------------
          Total other assets                                                100,300,555              82,217,031
                                                                      ------------------ -----------------------

                    Total assets                                           $177,443,947            $152,811,266
                                                                      ================== =======================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                          (Unaudited)
                                                                         December 31,           March 31,
                                                                             1998                 1998
                                                                      ------------------ -----------------------
Current liabilities:
Current maturities of long-term debt and capital lease obligations           $1,983,832              $2,371,662
Insurance premiums payable                                                   31,819,483              22,269,589
Income taxes payable                                                            247,880               2,073,284
Accounts and commissions payable                                              8,525,919               7,698,948
Legal settlements payable                                                     -                         200,000
Accrued expenses and other current liabilities                                6,555,114               6,011,572
                                                                      ------------------ -----------------------
   Total current liabilities                                                 49,132,228              40,625,055
                                                                      ------------------ -----------------------


Deferred revenues                                                           110,418,767              87,890,306

Long-term debt and capital lease obligations                                  2,050,036               2,153,286

Deferred rent payable                                                           515,257                 608,736
                                                                      ------------------ -----------------------
   Total liabilities                                                        162,116,288             131,277,383
                                                                      ------------------ -----------------------

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.0007 par value authorized - 15,000,000
Shares issued- none at December 31, 1998 and March 31, 1998                        -                     -

Common stock - $.007 par value: authorized - 30,000,000
Shares issued; - 16,498,333  shares at December 31,1998 and
13,449,382 shares at March 31, 1998                                             115,488                  94,146
   Additional paid-in capital                                                23,518,341              14,124,700
    Loans to directors and officers                                         (8,291,784)             -
   Accumulated  other comprehensive income, net of taxes                       (24,164)                  85,608
   Retained earnings                                                          3,634,273               7,744,879
                                                                      ------------------ -----------------------
                                                                             18,952,154              22,049,333
Less:  Deferred compensation                                                    (3,933)                (21,631)
Treasury stock - at cost, 1,025,300 shares at December 31,1998
   and 100,000 at March 31, 1998                                            (3,620,562)               (493,819)
                                                                      ------------------ -----------------------
        Total Stockholders' Equity                                           15,327,659              21,533,883
                                                                      ------------------ -----------------------

        Total Liabilities and Stockholders' Equity                         $177,443,947            $152,811,266
                                                                      ================== =======================

See accompanying notes to condensed consolidated financial statements.

                                                For the Three Months Ended      For the Nine Months Ended
                                                       December 31,                   December 31,
                                              -------------- -------------- ----------------- ---------------
                                                   1998           1997            1998             1997
Gross revenues                                  $37,865,775    $34,447,899      $108,529,304    $104,088,151
Net (increase) in deferred revenues             (7,593,094)    (5,763,603)      (22,592,813)    (16,561,250)
                                              -------------- -------------- ----------------- ---------------
Net revenues                                     30,272,681     28,684,296        85,936,491      87,526,901

Costs and expenses:
   Direct costs                                  16,994,480     12,453,595        48,108,692      42,382,185
   Service, selling, and general and
      administrative                             13,756,606     13,673,500        41,169,354      35,806,136
   Depreciation and amortization                  1,336,174        935,164         3,747,815       2,436,115
                                              -------------- -------------- ----------------- ---------------
Total costs and expenses                         32,087,260     27,062,259        93,025,861      80,624,436
                                              -------------- -------------- ----------------- ---------------

Income (loss) from operations                   (1,814,579)      1,622,037       (7,089,370)       6,902,465

Other income                                        311,217        253,855           828,438         649,766
                                              -------------- -------------- ----------------- ---------------

Income (loss) before provision for income
  taxes                                         (1,503,362)      1,875,892       (6,260,932)       7,552,231
Provision (benefit) for income taxes              (263,838)        710,013       (2,150,327)       2,746,490
                                              -------------- -------------- ----------------- ---------------

Net income (loss)                              ($1,239,524)     $1,165,879      ($4,110,605)      $4,805,741
                                              ============== ============== ================= ===============

Earnings per share:
    Basic                                           ($0.08)          $0.09           ($0.27)           $0.36
                                              ============== ============== ================= ===============
    Diluted                                         ($0.08)          $0.07           ($0.27)           $0.30
                                              ============== ============== ================= ===============

Weighted average number of shares outstanding:
    Basic                                        15,520,411     13,284,760        14,981,328      13,228,056
                                              ============== ============== ================= ===============
    Diluted                                      15,520,411     15,786,572        14,981,328      13,785,414
                                              ============== ============== ================= ===============


See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Nine Months Ended December 31,
                                                              --------------------  ----------------
                                                                     1998               1997
                                                              --------------------  ----------------
Net cash provided by operating activities                          ($10,166,006)         $7,339,879
Cash flows from investing activities:
  Property and equipment purchased                                   (3,813,415)        (3,062,217)
  Net cash paid for acquired business                                  -                (1,301,999)
  Purchase of marketable securities                                  (2,205,420)          (447,253)
  Proceeds from sales of marketable securities                           542,586            383,368
                                                              --------------------  ----------------
Net cash (used in) investing activities                              (5,476,249)        (4,428,101)
                                                              --------------------  ----------------

Cash flows from financing activities:
    (Increase) decrease in notes receivable                              110,219          (666,705)
    Exercise of common stock options and stock grants                    268,733            840,214
    Purchase treasury stock                                          (3,126,743)          -
    Repayments, notes and capital leases                             (1,839,694)        (1,651,085)
                                                              --------------------  ----------------
Net cash (used in) financing activities                              (4,587,485)        (1,477,576)
                                                              --------------------  ----------------

Net increase (decrease) in cash and cash equivalents                (20,229,740)          1,434,202

Cash and cash equivalents at beginning of period                      24,062,052         17,031,925
                                                              --------------------  ----------------
Cash and cash equivalents at end of period                            $3,832,312        $18,466,127
                                                              --------------------  ----------------

Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                             $346,967           $262,878
                                                              --------------------  ----------------
   Income taxes                                                       $1,033,436         $2,132,175
                                                              --------------------  ----------------

Non-Cash Investing and financing activities:
    Purchase of preferred stock                                        -                 $6,420,363
    Note issued in connection with purchase of preferred stock         -                  2,395,960
    Property and equipment financed through capital leases            $1,348,614          1,373,450
    Exercise of restricted common stock options                        9,146,250          -
    Increase in loans to officers and directors                      (8,291,784)          -



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

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K/A for the year ended March 31, 1999.

Certain prior periods amounts may have been reclassified to conform to current periods presentation.

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

The financial statements for the fiscal years ended March 31, 1998 and 1997 have been restated to retroactively reflect the adoption of this change in accounting policy. The financial statements for the period ending December 31, 1998 are also restated to reflect the adoption of this accounting change and the effect of the reversal of $2,600,000 of net revenue on the portfolio transfer of Computer City by CompUSA. Previously the Company's Form 10-Q for the quarter ended December 31, 1998 had recognized $2,600,000 of net revenue on the portfolio transfer of Computer City by CompUSA. This recognition has now been reversed due to the termination of Warrantech's administrative agreement with CompUSA. The net effect on income was $1,529,000 or $.10 per share.

3.   CHANGE IN ACCOUNTING POLICY

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

The Company has given retroactive effect to this new accounting policy by restating previously reported financial statements for the fiscal years ended March 31, 1998 and 1997. In addition, retained earnings at April 1, 1996 reflects the cumulative $8,080,010 effect of the restatement through March 31, 1996. The aggregate reduction in net income of $10,948,664 represents deferred revenues net of deferred direct costs which will be recognized in future operating periods. The restatement of the 1998 and 1997 financial statements did not adversely affect the Company's liquidity or cash flows.


The impact of the restatement for the fiscal year ended March 31, 1998 and 1997 is as follows:


                                                             FOR THE YEARS ENDED MARCH 31,
                                        ---------------------------------- -------------------------------------
                                              1998              1998              1997               1997
                                           As Restated     As Previously       As Restated      As Previously
                                                             Reported                              Reported
                                        ----------------- ---------------- ------------------ ------------------
Gross revenues                              $132,797,006     $201,724,332       $106,775,745       $161,044,135
Net (increase) in deferred revenue          (21,447,327)      (1,985,798)       (20,501,768)        (1,381,271)
                                        ----------------- ---------------- ------------------ ------------------
Net revenues                                 111,349,679      199,738,534         86,273,977        159,662,864
                                        ----------------- ---------------- ------------------ ------------------
Net income                                    $5,619,823       $5,261,037         $2,284,867         $4,794,715
                                        ================= ================ ================== ==================

Basic earnings per common share                    $0.42            $0.40              $0.18              $0.37
                                        ================= ================ ================== ==================
Diluted earnings per common share                  $0.36            $0.34              $0.15              $0.31
                                        ================= ================ ================== ==================
Cash dividend declared                        NONE              NONE              NONE               NONE
                                        ================= ================ ================== ==================
Total assets                                $152,811,266      $81,917,288       $117,120,031        $66,124,255
                                        ================= ================ ================== ==================
Long-term debt and
   Capital lease obligations                  $2,153,286       $2,153,286         $2,491,786         $2,491,786
                                        ================= ================ ================== ==================

Common stockholders' equity                  $21,533,883      $31,764,955        $14,692,083        $25,281,941
                                        ================= ================ ================== ==================
Working capital                              $16,329,259      $16,551,543        $13,342,706        $13,602,168
                                        ================= ================ ================== ==================


The impact of the restatement for the Three and Nine Months ended December 31, 1998 is as follows:

                                                 FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                     DECEMBER 31, 1998                  DECEMBER 31, 1998
                                          ----------------------------------  --------------------------------------
                                              As Restated     As Previously     As Restated        As Previously
                                                                Reported                               Reported
                                          -----------------  ---------------  ----------------  --------------------
Gross revenues                                  $37,865,775     $59,578,186      $108,529,304          $170,983,832
Net (increase) in deferred revenue              (7,593,094)       (786,474)      (22,592,813)           (1,928,052)
                                          -----------------  ---------------  ----------------  --------------------
Net revenues                                     30,272,681      58,791,712        85,936,491           169,055,780
                                          -----------------  ---------------  ----------------  --------------------
Net income (loss)                              ($1,239,524)      $1,817,062      ($4,110,605)            $1,183,367
                                          =================  ===============  ================  ====================

Basic earnings per common share                     ($0.08)           $0.12           ($0.27)                 $0.08
                                          =================  ===============  ================  ====================
Diluted earnings per common share                   ($0.08)           $0.12           ($0.27)                 $0.08
                                          =================  ===============  ================  ====================
Cash dividend declared                           NONE             NONE              NONE               NONE
                                          =================  ===============  ================  ====================
Total assets                                   $177,443,947     $92,250,482      $177,443,947           $92,250,482
                                          =================  ===============  ================  ====================
Long-term debt and
   Capital lease obligations                     $2,050,036      $2,050,036        $2,050,036            $2,050,036
                                          =================  ===============  ================  ====================

Common stockholders' equity                     $15,327,659     $30,852,704       $15,327,659           $30,852,704
                                          =================  ===============  ================  ====================
Working capital                                 $12,390,335     $14,391,980       $12,390,335           $14,391,980
                                          =================  ===============  ================  ====================


4.   COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, for the three and nine month periods ended December 31, 1998 and 1997 are as follows:

                                                    For the Three Months Ended               For the Nine Months Ended
                                                           December 31,                            December 31,
                                               -------------------------------------   -------------------------------------
                                                     1998                1997                 1998                1997
                                               -----------------   -----------------   ------------------   ----------------
Net income(loss)                                   ($1,239,524)          $1,165,879         ($4,110,605)         $4,805,741

Other Comprehensive Income (loss), net of tax
   Foreign currency translation adjustments           (100,464)              41,577            (107,860)             20,641
   Unrealized gain(loss) on investments                     643               3,265              (1,912)              8,311

                                               -----------------   -----------------   ------------------   ----------------
Comprehensive Income(loss)                         ($1,339,345)          $1,210,721         ($4,220,377)         $4,834,693
                                               =================   =================   ==================   ================


The components of accumulated other comprehensive income, net of related tax, at December 31, 1998 and March 31, 1998 are as follows:

                                                 December 31,          March 31,
                                                     1998                1998
                                               -----------------   -------------
Unrealized gain on investments                           $5,143          $7,055
Foreign currency translation adjustments               (29,307)          78,553
                                               -----------------   -------------
Accumulated other comprehensive income(loss)          ($24,164)         $85,608
                                               =================   =============

5.   EARNINGS PER SHARE

The computation of earnings per share at December 31, 1998 and December 31, 1997 was as follows:

                                                         For The Three Months Ended          For The Nine Months Ended
                                                                December 31,                        December 31,
                                                          1998               1997              1998               1997
                                                   ------------------------------------  -----------------------------------
Numerator:
   Net income applicable to common stock                 ($1,239,524)       $1,165,879       ($4,110,605)        $4,805,741
                                                   =================== ================  =================  ================

Denominator:
    Average outstanding shares  used in the
    computation of per share earnings:
      Common Stock issued-Basic shares                     15,520,411       13,284,760         14,981,328        13,228,056
      Stock Options (treasury method)                       -                2,501,812          -                 2,557,358
                                                   ------------------- ----------------  -----------------  ----------------
      Diluted shares                                       15,520,411       15,786,572         14,981,328        15,785,414
                                                   =================== ================  =================  ================
Earnings Per Common Share:
   Basic                                                      ($0.08)            $0.09            ($0.27)             $0.36
                                                   =================== ================  =================  ================
   Diluted                                                    ($0.08)            $0.07            ($0.27)             $0.30
                                                   =================== ================  =================  ================


6.   NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS 131 will have no impact on the Company's results of operations, financial condition or liquidity.

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

Three Months Ended December 31, 1998 Compared to the Three Months ended
     December 31, 1997

Gross revenues for the three month period ended December 31, 1998 increased $3.4 million or 9.9% to $37,865,775 as compared with $34,447,899 for the same period last year. This increase is directly attributable to increased revenue with new and existing customers resulting from continued market penetration in the Consumer Products and International markets.

The net increase in deferred revenues for the three month period ended December 31, 1998 amounted to $7,593,094 as compared with a net increase of $5,763,603 for the three month period ended December 31, 1997. These increases are directly attributable to the increased number of service contracts sold with a service period greater than one year during the current year offset in part by the amounts earned on expiring contracts during the same periods.

Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs were $16,994,480 for the three month period ended December 31, 1998 as compared with $12,453,595 for the comparable period last year. The increases in direct costs are primarily the result of volume increases in contracts sold and the amortization of previously deferred direct costs being recognized in the current year. Direct costs as a percentage of gross revenues increased to 44.9% from 36.2% compared to last year. This increase is due in part to increased volume of lower margined Home service contracts, as well as higher premium costs.

Service, selling and general and administrative expenses (SG&A) for the three months ended December 31, 1998 were $13,756,606 as compared to $13,673,500 for the three months ended December 31, 1997. This increase is primarily due to the increase in sales. SG&A as a percentage of sales improved to 36.3% for the third quarter 1998 compared to 39.7% for the third quarter 1997. This decrease is the result of the continued re-engineering of the Company's call center processes and other cost cutting initiatives which began in the second quarter of the current fiscal year.

Depreciation and amortization increased $401,010 to $1,336,174 for the three months ended December 31, 1998 compared to $935,164 for the same period last year primarily as the result of capital additions related to the Company's ongoing upgrade of its computer systems.

Net loss for the three months ended December 31, 1998 amounted to ($1,239,524) or ($0.08) per diluted share as compared to net income of $1,165,879 or $0.07 per diluted share for the comparable period last year. This change in net income
(loss) is the result of the factors listed above.

Nine Months Ended  December 31, 1998 Compared to the Nine Months Ended
  December 31, 1997

Gross revenues for the nine months ended December 31, 1998 increased $4.4 million or 4.3% to $108,529,304 as compared with $104,088,151 for the same period last year. This increase is directly attributable to increased revenue with new and existing customers resulting from continued market penetration in the Consumer Products and International markets.

Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs were
$48,108,692 for the nine months ended December 31, 1998, as compared with $42,382,185 for the nine months ended December 31, 1997. The increases in direct costs are primarily the result of volume increases in contracts sold and the amortization of previously deferred direct costs being recognized in the current year. Direct costs as a percentage of gross revenues increased to 44.3% from 40.7% compared to last year. This increase is due in part to increased volume of lower margined Home service contracts, higher premium costs and a partial refund of prior year insurance payments which reduced premium costs in the period ended December 31, 1997.

Service, selling and general and administrative expenses (SG&A) for the nine months ended December 31, 1998 were $41,169,354, an increase of $5.4 million or 15.0% compared to $35,806,136 for the nine months ended December 31, 1997. The increase is primarily related to the increased revenue and higher payroll and payroll related costs. As a percentage of sales SG&A increased to 37.9% for the nine months ended December 31, 1998 as compared to 34.4% for the nine months ended December 31, 1997.

Depreciation and amortization increased $1,311,700 to $3,747,815 for the nine months ended December 31, 1998 compared to $2,436,115 for the same period last year primarily as the result of capital additions related to the Company's ongoing upgrade of its computer systems.

Net loss for the nine months ended December 31, 1998 amounted to ($4,110,605) or ($0.27) per diluted share, compared to net income of $4,805,741 or $0.30 per diluted share for the comparable period last year. This change in net income
(loss) is the result of the factors listed above.

Liquidity and Financial Resources

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the nine month period ended December 31, 1998 amounted to $1,348,614. In addition, the Company has a revolving credit agreement with a bank which originally provided for maximum aggregate borrowings up to $10,000,000 with interest at the bank's prevailing prime rate or LIBOR plus 2%. Subsequent to March 31, 1999, the line of credit was adjusted to $1,500,000 and currently expired on December 31, 1999. The Company is presently in negotiations to increase and/or replace this line of credit. Although it is anticipated that this will be completed by February 2000, no assurances can be given this will be accomplished. During the fiscal years ended March 31, 1998 and 1999 the Company did not have any borrowings under this line of credit.

Cash used by operations during the nine months ended December 31, 1998 amounted to $10,166,006 which is directly attributable to the temporary increase in accounts receivable offset in part by increases in insurance premiums payable. During the nine months ended December 31, 1998, the Company's cash position decreased from $24,062,052 to $3,832,312, while its accounts receivable increased from $27,878,335 to $48,776,784 resulting from the temporary delay in receipt of payments for contracts closed prior to December 31, 1998. During the nine months ended December 31, 1998, the Company's investments in marketable securities increased by $1,673,484 to $4,179,225. As of March 31, 1999, the Company's cash and cash equivalents returned to a normal level of approximately $15,000,000. The reduction of cash and cash equivalents also reflects expenditures to purchase an aggregate of 925,300 shares of the Company's common stock for treasury purposes during the nine months ended December 31, 1998. The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months.

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

              In addition, the shareholders approved the 1998 Stock Option Plan by a vote of 12,208,562 for, 345,281 against, and 50,704 withheld.


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

                                      WARRANTECH CORPORATION



                                      By:  /s/ Joel San Antonio
                                          ------------------------------------
                                          Joel San Antonio - Chairman of the
                                          Board and Chief Executive Officer
Date:  January 5, 2000



                                       By:  /s/ Richard F. Gavino
                                          ------------------------------------
                                          Richard F. Gavino - Executive Vice
                                          President and Chief Financial Officer

Date:  January 5, 2000