Form 10-Q/A
period 1999-06-30
WARRANTECH CORP
filed 2000-01-18
CIK 735571

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

                   Yes  _X_        No ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at January 10, 2000
Common stock, par value $.007 per share            15,176,986 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X

                                                                                                       Page No.
PART I  -  Financial Information:


              Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets at June 30, 1999
                (Unaudited) and March 31, 1999...................................................            3


                Condensed Consolidated Statements of Operations
                   For the Three Months Ended June 30, 1999
                   and 1998 (Unaudited) .........................................................            4

                 Condensed Consolidated Statements of Cash Flows
                   For the Three Months Ended June 30, 1999
                   and 1998 (Unaudited)..........................................................            5


                 Notes to Condensed Consolidated Financial Statements                                        6

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                     9


PART II  - Other Information.....................................................................           11


Signatures ......................................................................................           12



                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S
                                   (Unaudited)

                                                                                          June 30,       March 31,
                                                                                            1999           1999
                                                                                      ---------------- -------------
Current assets:
Cash and cash equivalents                                                                 $17,977,327   $15,032,473

Investments in marketable securities                                                        3,947,482     2,961,602


Accounts receivable (net of allowances of
 $1,103,068 and $1,115,285, respectively)                                                  29,711,388    39,275,404
Other receivables, net                                                                      8,395,263     5,924,332
Income tax receivable                                                                       1,271,518     1,147,324
Deferred income taxes                                                                       1,465,375     1,419,854
Prepaid expenses and other current assets                                                   1,493,020     1,537,633
                                                                                      ---------------- -------------
   Total current assets                                                                    64,261,373    67,298,622
                                                                                      ---------------- -------------




Property and equipment, net                                                                16,024,620    16,277,473

Other assets:
Excess of cost over fair value of assets acquired
(net of accumulated amortization of $5,049,222
and  $4,882,009, respectively)                                                              3,109,311     3,276,524
Deferred income taxes                                                                      10,766,000     9,603,277
Deferred direct costs                                                                      89,787,563    86,107,696
Investments in marketable securities                                                        1,384,389     1,321,019
Restricted cash                                                                               800,000       800,000
Split dollar life insurance policies                                                        1,450,010     1,370,010
Notes receivable                                                                              435,008       477,767
Collateral security fund                                                                      199,389       199,389
Other assets                                                                                  178,493       178,493
                                                                                      ---------------- -------------
          Total other assets                                                              108,110,163   103,334,175
                                                                                      ---------------- -------------


                    Total assets                                                         $188,396,156   $186,910,270
                                                                                      ================ =============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         (Unaudited)
                                                                                          June 30,       March 31,
                                                                                            1999           1999
                                                                                      ---------------- -------------
Current liabilities:
Current maturities of long-term debt and capital lease obligations                         $1,575,886    $1,558,447
Insurance premiums payable                                                                 36,774,102    36,585,920
Accounts and commissions payable                                                            7,754,639     8,524,040
Legal settlements payable                                                                     100,000       100,000
Accrued expenses and other current liabilities                                              8,089,458     8,346,440
                                                                                      ---------------- -------------
   Total current liabilities                                                               54,294,085    55,114,847
                                                                                      ---------------- -------------



Deferred revenues                                                                         124,532,747   118,497,564

Long-term debt and capital lease obligations                                                2,325,359     2,420,967

Deferred rent payable                                                                         466,611       476,890
                                                                                      ---------------- -------------
   Total liabilities                                                                      181,618,802   176,510,268
                                                                                      ---------------- -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.0007 par value authorized - 15,000,000 issued  - none at June 30, 1999 and March 31, 1999
   Common stock - $.007 par value: authorized - 30,000,000
     Shares issued;  - 16,503,161  shares at June 30, 1999
     and 16,501,786 shares at March 31, 1999                                                  115,522       115,513
   Additional paid-in capital                                                              23,733,298    23,728,881
   Loans to directors and officers                                                        (9,150,076)   (9,006,699)
   Accumulated  other comprehensive income, net of taxes                                    (144,967)      (93,534)
   Retained earnings                                                                      (3,327,110)       105,154
                                                                                      ---------------- -------------
                                                                                           11,226,667    14,849,315
Treasury stock - at cost, 1,280,300 shares at June 30,1999
   and March 31, 1999                                                                     (4,449,313)   (4,449,313)
                                                                                      ---------------- -------------
        Total Stockholders' Equity                                                          6,777,354    10,400,002
                                                                                      ---------------- -------------

        Total Liabilities and Stockholders' Equity                                       $188,396,156   $186,910,270
                                                                                      ================ =============

See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                                June 30,
                                                                                         1999             1998
                                                                                   ---------------- ----------------
Gross revenues                                                                         $29,279,883      $30,876,772
Net increase in deferred revenues                                                      (6,025,930)      (6,742,626)
                                                                                   ---------------- ----------------
Net revenues                                                                            23,253,953       24,134,146

Costs and expenses:
   Direct costs                                                                         13,789,628       12,626,122
   Service, selling, and general and administrative                                     12,999,952       14,176,847
   Depreciation and amortization                                                         1,413,347        1,274,614
                                                                                   ---------------- ----------------
Total costs and expenses                                                                28,202,927       28,077,583

                                                                                   ---------------- ----------------
(Loss) from operations                                                                 (4,948,974)      (3,943,437)

Other income                                                                               253,095          169,960
                                                                                   ---------------- ----------------

(Loss) before provision for income taxes                                               (4,695,879)      (3,773,477)
Provision (benefit) for income taxes                                                   (1,263,615)      (1,983,437)
                                                                                   ---------------- ----------------

Net (loss)                                                                            ($3,432,264)     ($1,790,040)
                                                                                   ================ ================

Earnings per share:
Basic                                                                                      ($0.23)          ($0.13)
                                                                                   ================ ================
Diluted                                                                                    ($0.23)          ($0.13)
                                                                                   ================ ================

Weighted average number of shares outstanding:
Basic                                                                                   15,222,861       13,362,303
                                                                                   ================ ================
Diluted                                                                                 15,222,861       13,362,303
                                                                                   ================ ================

See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Three Months Ended
                                                                                             June 30,
                                                                                    1999                1998
                                                                             ------------------ --------------------

Net cash flows from (used in ) operating activities                                 $5,033,186         ($2,904,060)
                                                                             ------------------ --------------------
Cash flows from investing activities:
   Property and equipment purchased                                                  (635,602)          (1,065,906)
   Purchase of marketable securities                                               (1,300,000)            (205,420)
   Proceeds from sales of marketable securities                                        235,000              540,045

                                                                             ------------------ --------------------
Net cash (used in) investing activities                                            (1,700,602)            (731,281)
                                                                             ------------------ --------------------
Cash flows from financing activities:
    Decrease in notes receivable                                                        42,759               22,611
    Exercise of common stock options and stock grants                                    4,426              205,343
    Purchase treasury stock                                                          -                    (327,641)
    Repayments, notes and capital leases                                             (434,915)            (846,149)

                                                                             ------------------ --------------------
Net cash (used in) financing activities                                              (387,730)            (945,836)
                                                                             ------------------ --------------------

Net increase (decrease) in cash and cash equivalents                                 2,944,854          (4,581,177)

Cash and cash equivalents at beginning of period                                    15,032,473           24,062,052
                                                                             ------------------ --------------------
Cash and cash equivalents at end of period                                         $17,977,327          $19,480,875
                                                                             ================== ====================


Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                                           $105,534             $135,574
                                                                             ================== ====================
   Income taxes                                                                        $43,324             $903,668
                                                                             ================== ====================

Non-Cash Investing and financing activities:
   Property and equipment financed through capital leases                             $356,746             $156,293
    Increase in loans to officers and directors                                      (143,377)            -



See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)

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

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K/A for the year ended March 31, 1999.

Certain prior year amounts may have been reclassified to conform to current year presentation.

Revenue Recognition Policy - The Company's revenue recognition policy is segregated into two distinct categories depending on whether the Company or the retailer/dealer is designated as the obligor on the service contract sale. In either case, a highly rated independent insurance company assumes all claims liabilities of the service contracts administered by the Company.

Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Sales of dealer obligor service contracts are reflected in gross revenues net of premiums paid to insurance companies as well as related sales commissions associated with the contracts.

Administrator obligor service contracts are sales in which Warrantech is designated as the obligor. For these service contract sales, the Company recognizes revenues in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ("TB 90-1"), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and Statement of Financial Accounting Standards No. 60 ("SFAS 60"), Accounting and Reporting by Insurance Enterprises. These accounting standards require the recognition of revenue over the life of the contract on a straight-line basis, unless sufficient, company-specific, historical evidence indicates that the costs of performing services under these contracts are incurred on other than a straight-line basis. The Company is recognizing revenue on administrative obligor contracts based on company specific historical claims experience over the life of the contract.

COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                 For the Three Months Ended

                                                                          June 30,
                                                            ------------------------------------
                                                                  1999               1998
                                                            ------------------------------------
              Net (loss)                                        ($3,432,264)       ($1,790,040)
              Other Comprehensive Income, net of tax:
                 Foreign currency translation adjustments           (42,502)           (20,361)
                 Unrealized gain(loss) on investments                (8,931)            (1,133)
                                                            -----------------  -----------------
              Comprehensive Income/(loss)                       ($3,483,697)       ($1,811,534)
                                                            =================  =================

              The components of accumulated other comprehensive income, net of related tax are as follows:


                                                                June 30,           March 31,
                                                                  1999               1999
                                                            -----------------  -----------------
              Accumulated translation adjustments                 ($143,488)         ($100,986)
              Unrealized gain/(loss) on investments                  (1,479)              7,452
                                                            -----------------  -----------------
              Accumulated other comprehensive income/(loss)       ($144,967)          ($93,534)
                                                            =================  =================


4.   EARNINGS PER SHARE

  The computation of earnings per share was as follows:


                                                                      For the Three Months Ended
                                                                               June 30,
                                                                       1999                1998
                                                                 -----------------   ----------------
              Numerator:
                 Net (loss) applicable to common stock               ($3,432,264)       ($1,790,040)
                                                                 =================   ================
              Denominator:
                  Average outstanding shares used in the
                  computation of per share earnings:
                    Common Stock issued-Basic shares                   15,222,861         13,362,303
                    Stock Options (treasury method)                      -                  -
                                                                 -----------------   ----------------
                    Diluted shares                                     15,222,861         13,362,303
                                                                 =================   ================
              Earnings Per Common Share:
                 Basic                                                    ($0.23)            ($0.13)
                                                                 =================   ================
                 Diluted                                                  ($0.23)            ($0.13)
                                                                 =================   ================

In a net loss position options are anti-dilutive.

5.   SEGMENTS

The Company defines its operations into three business segments: Automotive, Consumer Products and International operations. All Other includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to the three business segments.


                                                  Consumer                    Reportable
Three Months Ended                Automotive      Products    International    Segments       All Other       Total
June 30, 1999
Revenues                           $11,655,790   $15,166,654     $3,061,141    $29,883,585     ($603,702)   $29,279,883
Pretax Income (Loss)                   369,596   (4,488,606)      (921,538)    (5,040,548)        344,669   (4,695,879)
Net Interest Income                      7,970           511        (1,291)          7,190        210,660       217,850
Depreciation/Amortization              181,917       353,594        216,074        751,585        661,762     1,413,347

June 30, 1998
Revenues                           $12,760,550   $16,632,828     $3,192,393    $32,585,771   ($1,708,999)   $30,876,772
Pretax Income (Loss)                 (134,913)   (3,430,809)      (160,089)    (3,725,811)       (47,666)   (3,773,477)
Net Interest Income                     14,229        30,918          7,477         52,624        100,956       153,580
Depreciation/Amortization              180,967       385,809        114,844        681,620        592,994     1,274,614


6.  SIGNIFICANT CUSTOMERS

The Company had one significant customer, CompUSA, which accounted for approximately 34%, 34% and 32%, respectively, of consolidated gross revenues for the years ended March 31, 1999, 1998 and 1997. The Company notified CompUSA in May 1999 of price increases resulting from premium increases imposed by CIGNA Insurance Company. On June 28, 1999, Warrantech received formal notification of termination from CompUSA effective July 28, 1999. The loss of CompUSA had and will have a significant impact on current and future revenues.

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


Results of Operations

Gross revenues for the three months ended June 30, 1999 were $29,279,883, a decrease of $1,596,889 as compared with $30,876,772 for the three months ended June 30, 1998. This decrease is directly attributable to decreased revenue in the Automotive and Consumer Products business segments. In the Automotive segment, the decrease in revenue was primarily the result of a sales mix change created by an increase in dealer obligor business. In the Consumer Products segment, the decrease in revenue occurred from decreased sales in computer related extended warranties as a result of the termination of the Company's relationship with its most significant customer, CompUSA. This decrease was partially offset by an increase in sales of home warranty service contracts. During the fiscal year March 31, 1999, CompUSA accounted for approximately 34% of consolidated gross revenues.

The net increase in deferred revenues for the three months ended June 30, 1999 was $6,025,930 as compared to a net increase of $6,742,626 for the same period last year. These increases are directly attributable to the sales of service contracts in the current period with a service duration over one year being greater than the amortization of revenues from previous periods being recognized in the current year. The year to year change is also the result of the increase in deferred revenue for dealer obligor service contracts necessary to meet future administrative costs to service these contracts. Lastly, the net change in deferred revenue is significantly impacted by the decreased revenues resulting from the termination of the Company's agreement with CompUSA.

Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs for the three months ended June 30, 1999 were $13,789,628 as compared with $12,626,122 for the comparable period last year. The increase in direct costs are primarily the result of prior period amortization costs being greater than the current period costs being deferred to future periods offset by the reduced revenues due to the termination of the Company's administrative agreement with CompUSA.

Service, selling and general and administrative expenses (SG&A) for the three months ended June 30, 1999 were $12,999,952 as compared with $14,176,847 for the same period last year. The decrease in SG&A expenses reflects the Company's operational efficiency initiatives which include the reengineering of its call center process and consolidation of certain operating and administrative functions. These initiatives resulted in lower payroll and payroll related expenses which were offset slightly by higher telephone costs.

Depreciation and amortization was $1,413,347 for the three months ended June 30, 1999 compared to $1,274,614 for the same period last year. The increase was due primarily to capital additions related to the Company's ongoing upgrade of its computer systems.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year.

Net loss for the three months ended June 30, 1999 was $3,432,264 or $0.23 per diluted share compared to a net loss of $1,790,040 or $0.13 per diluted share for the comparable period last year. This change is the result of the termination of the Company's relationship with its most significant customer during the period and the other factors listed above.


Liquidity and Financial Resources

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the three month period ended June 30, 1999 was $356,746. In addition, the Company had a revolving credit agreement with a bank which originally provided for maximum aggregate borrowings up to $10,000,000 with interest at the bank's prevailing prime rate or LIBOR plus 2%. Subsequent to March 31, 1999, the line of credit was adjusted to $1,500,000 and expired on December 31, 1999. The Company is presently in negotiations to replace this line of credit. Although it is anticipated that this will be completed by February 2000, no assurances can be given this will be accomplished. During the fiscal years ended March 31, 1998 and 1999 the Company did not have any borrowings under this line of credit.

The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. Cash provided by operations during the three months ended June 30, 1999 was $5,033,186, which is principally attributable to a reduction in the amount of accounts receivable outstanding.

On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of the Warrantech's Board of Directors, exercised 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual interest rate of 6%. The promissory notes, which are with recourse and secured by the stock certificates issued, mature July 5, 2001. An additional promissory note was signed by Joel San Antonio for $595,634 on March 22, 1999 which represents the amounts funded by the Company with respect to his payroll taxes for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction total approximately $10 million. These amounts have been recorded as a contra-equity account, which is a reduction of stockholders' equity. The Company is currently in discussions with the Messrs. San Antonio, Tweed and White to renegotiate the payment terms of the notes. The payment of interest, which was due July 6, 1999, has been deferred pending finalization of such discussions.

The effect of inflation has not been significant to the Company since its formation.

Year 2000

The Company has addressed the business, financial, technical, legal and other implications that related to the various Year 2000 date issues. A comprehensive Year 2000 program was put into place during fiscal 1998 and executed through December 31, 1999. The primary goal of the Year 2000 program was to implement the changes needed to answer functionality in the Year 2000, as cost effectively and expeditiously as possible. As of January 10, 2000, the Company experienced no significant interruptions from any computer hardware, software or other business operations.

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

                                      WARRANTECH CORPORATION



                                      By:  /s/ Joel San Antonio
                                          ------------------------------------
                                          Joel San Antonio - Chairman of the
                                          Board and Chief Executive Officer
Date:  January 14, 2000



                                       By:  /s/ Richard F. Gavino
                                          ------------------------------------
                                          Richard F. Gavino - Executive Vice
                                          President and Chief Financial Officer

Date:  January 14, 2000