Form 10-Q/A
period 1999-09-30
WARRANTECH CORP
filed 2000-01-18
CIK 735571

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q/A

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended September 30, 1999

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

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X

                                                                                                         Page No.
PART I  -  Financial Information:


              Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets at September 30, 1999
                (Unaudited) and March 31, 1999...................................................             3


                Condensed Consolidated Statements of Operations
                   For the Three and Six Months Ended September 30, 1999
                   and 1998 (Unaudited) .........................................................             4

                 Condensed Consolidated Statements of Cash Flows
                   For the Six Months Ended September 30, 1999
                          and 1998 (Unaudited)...................................................             5


                 Notes to Condensed Consolidated Financial Statements                                         6

                   Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                     10



PART II  - Other Information.....................................................................            13

Signatures ......................................................................................            14

                                   2

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    A S S E T S

                                                                                     (Unaudited)
                                                                                     September 30,       March 31,
                                                                                         1999              1999
                                                                                   ----------------- ----------------
Current assets:
Cash and cash equivalents                                                               $11,867,978      $15,032,473

Investments in marketable securities                                                      3,613,896        2,961,602

Accounts receivable (net of allowances of
 $1,244,440 and $1,115,285, respectively)                                                22,691,978       39,275,404

Other receivables, net                                                                    4,494,618        5,924,332
Income tax receivable                                                                     2,844,556        1,147,324
Deferred income taxes                                                                     1,420,053        1,419,854
Prepaid expenses and other current assets                                                 1,727,447        1,537,633
                                                                                   ----------------- ----------------
   Total current assets                                                                  48,660,526       67,298,622


Property and equipment, net                                                              16,078,638       16,277,473

Other assets:
Excess of cost over fair value of assets acquired
(net of accumulated amortization of $5,216,435
and  $4,212,956, respectively)                                                            2,942,098        3,276,524
Deferred income taxes                                                                    10,325,747        9,603,277
Deferred direct costs                                                                    87,898,761       86,107,696
Investments in marketable securities                                                      1,515,081        1,321,019
Restricted cash                                                                             800,000          800,000
Split dollar life insurance policies                                                      1,433,504        1,370,010
Notes receivable                                                                          1,558,760          477,767
Collateral security fund                                                                    199,389          199,389
Other assets                                                                                178,518          178,493
                                                                                   ----------------- ----------------
          Total other assets                                                            106,851,858      103,334,175


                                                                                   ----------------- ----------------
                    Total Assets                                                       $171,591,022     $186,910,270
                                                                                   ================= ================
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                       (Unaudited)
                                                                                      September 30,     March 31,
                                                                                         1999              1999
                                                                                   ----------------- ----------------
Current liabilities:
Current maturities of long-term debt and capital lease obligations                       $1,578,100       $1,558,447
Insurance premiums payable                                                               26,247,967       36,585,920
Accounts and commissions payable                                                         10,028,110        8,524,040
Legal settlements payable                                                                  -                 100,000
Accrued expenses and other current liabilities                                            6,919,636        8,346,440
                                                                                   ----------------- ----------------
   Total current liabilities                                                             44,773,813       55,114,847

Deferred revenues                                                                       120,318,281      118,497,564

Long-term debt and capital lease obligations                                              1,915,447        2,420,967

Deferred rent payable                                                                       450,693          476,890
                                                                                   ----------------- ----------------
   Total liabilities                                                                    167,458,234      176,510,268

Commitments and contingencies


Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000 issued  - none at September 30, 1999 and March 31, 1999
   Common stock - $.007 par value: authorized - 30,000,000 Shares issued;  - 16,504,536  shares at September 30, 1999
     and 16,501,783 shares at March 31, 1999                                                115,532          115,513
   Additional paid-in capital                                                            23,736,470       23,728,881
   Loans to directors and officers                                                      (9,279,064)      (9,006,699)
   Accumulated  other comprehensive income, net of taxes                                   (79,654)         (93,534)
   Retained earnings                                                                    (5,911,183)          105,154
                                                                                   ----------------- ----------------
                                                                                          8,582,101       14,849,315
Treasury stock - at cost, 1,280,300 shares at September 30,1999 and March 31, 1999      (4,449,313)      (4,449,313)
                                                                                   ----------------- ----------------
        Total Stockholders' Equity                                                        4,132,788       10,400,002

                                                                                   ----------------- ----------------
        Total Liabilities and Stockholders' Equity                                     $171,591,022     $186,910,270
                                                                                   ================= ================


See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months Ended            For the Six Months Ended
                                                              September 30,                          September 30,
                                                  ------------------  -----------------  ------------------  -----------------
                                                         1999               1998                1999               1998
                                                  ------------------  -----------------  ------------------  -----------------
Gross revenues                                          $22,753,974        $39,786,757         $52,033,857        $70,663,529
Net decrease (increase) in deferred revenues              4,223,678        (8,257,093)         (1,802,252)       (14,999,719)
                                                  ------------------  -----------------  ------------------  -----------------
Net revenues                                             26,977,652         31,529,664          50,231,605         55,663,810

Costs and expenses:
   Direct costs                                          16,878,789         18,488,090          30,668,417         31,114,212
   Service, selling, and general and administrative      12,557,798         13,235,901          25,557,750         27,412,748
   Depreciation and amortization                          1,457,331          1,137,027           2,870,678          2,411,641
                                                  ------------------  -----------------  ------------------  -----------------
Total costs and expenses                                 30,893,918         32,861,018          59,096,895         60,938,601

                                                  ------------------  -----------------  ------------------  -----------------
(Loss) from operations                                  (3,916,266)        (1,331,354)         (8,865,240)        (5,274,791)

Other income                                                257,352            347,261             510,447            517,221
                                                  ------------------  -----------------  ------------------  -----------------

(Loss) before provision for income taxes                (3,658,914)          (984,093)         (8,354,793)        (4,757,570)
Provision (benefit) for income taxes                    (1,074,841)             96,948         (2,338,456)        (1,886,489)
                                                  ------------------  -----------------  ------------------  -----------------

Net (loss)                                             ($2,584,073)       ($1,081,041)        ($6,016,337)       ($2,871,081)
                                                  ==================  =================  ==================  =================

Earnings per share:
Basic                                                       ($0.17)            ($0.07)             ($0.40)            ($0.20)
                                                  ==================  =================  ==================  =================
Diluted                                                     ($0.17)            ($0.07)             ($0.40)            ($0.20)
                                                  ==================  =================  ==================  =================

Weighted average number of shares outstanding:
Basic                                                    15,224,236         16,043,736          15,223,554         14,710,342
                                                  ==================  =================  ==================  =================
Diluted                                                  15,224,236         16,043,736          15,223,554         14,710,342
                                                  ==================  =================  ==================  =================


See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           For the Six Months Ended
                                                                                                 September 30,
                                                                                      ----------------------------------
                                                                                            1999             1998
                                                                                      ---------------- -----------------

Net cash flows from operating activities                                                   $1,628,972        $2,077,053
                                                                                      ---------------- -----------------
Cash flows from investing activities:
   Property and equipment purchased                                                       (2,012,469)       (2,568,331)
   Purchase of marketable securities                                                      (2,500,000)         (205,420)
   Proceeds from sales of marketable securities                                             1,635,000           542,586

                                                                                      ---------------- -----------------
Net cash (used in) investing activities                                                   (2,877,469)       (2,231,165)
                                                                                      ---------------- -----------------
Cash flows from financing activities:
    (Increase) decrease in notes receivable                                               (1,080,993)            86,253
    Exercise of common stock options and stock grants                                           7,608           268,733
    Purchase treasury stock                                                                                 (1,732,217)
    Repayments, notes and capital leases                                                    (842,613)       (1,417,251)
                                                                                      ---------------- -----------------
Net cash (used in) financing activities                                                   (1,915,998)       (2,794,482)
                                                                                      ---------------- -----------------

Net increase (decrease) in cash and cash equivalents                                      (3,164,495)       (2,948,594)

Cash and cash equivalents at beginning of period                                           15,032,473        24,062,052
                                                                                      ---------------- -----------------
Cash and cash equivalents at end of period                                                $11,867,978       $21,113,458
                                                                                      ================ =================


Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                                                  $191,673          $237,720
                                                                                      ================ =================
   Income taxes                                                                               $88,414          $980,536
                                                                                      ================ =================

Non-Cash Investing and financing activities:
    Property and equipment financed through capital leases                                   $356,746          $391,157
    Exercise of restricted common stock options                                              -                9,146,250
    Increase in loans to officers and directors                                             (272,365)        (8,169,853)





See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)

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

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K/A for the year ended March 31, 1999.

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

3. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:


                                                                   For the Three Months Ended           For the Six Months Ended

                                                                         September 30,                       September 30,
                                                            ------------------------------------   ---------------------------------
                                                                  1999               1998                1999              1998
                                                            ------------------------------------   ---------------------------------
              Net (loss)                                        ($2,584,073)       ($1,081,041)       ($6,016,337)      ($2,871,081)
              Other Comprehensive Income, net of tax
                 Foreign currency translation adjustments             75,933             12,965             33,431           (7,396)
                 Unrealized gain/(loss) on investments              (10,620)            (1,422)           (19,551)           (2,555)
                                                            -----------------  -----------------   ----------------  ---------------
              Comprehensive Income (loss)                       ($2,518,760)       ($1,069,498)       ($6,002,457)      ($2,881,032)
                                                            =================  =================   ================  ===============

              The components of accumulated other comprehensive income, net of related tax, are as follows:

                                                              September 30,        March 31,
                                                                  1999               1999
                                                            ------------------------------------
              Accumulated translation adjustments                  ($67,555)         ($100,986)
              Unrealized gain/(loss) on investments                 (12,099)              7,452
                                                            -----------------  -----------------
              Accumulated other comprehensive income(loss)         ($79,654)          ($93,534)
                                                            =================  =================


4.  EARNINGS PER SHARE

         The computation of earnings per share was as follows:


                                                                For the Three Months Ended            For the Six Months Ended
                                                                         September 30,                     September 30,
                                                            -----------------  ----------------  -----------------  ---------------
                                                                  1999               1998              1999              1998
                                                            -----------------  ----------------  -----------------  ---------------
              Numerator:
                 Net (loss) applicable to common stock          ($2,584,073)      ($1,081,041)       ($6,016,337)     ($2,871,081)
                                                            =================  ================  =================  ===============
              Denominator:
                  Average outstanding shares used in the
                  computation of per share earnings:
                    Common Stock issued-Basic shares              15,224,236        16,043,736         15,223,554       14,710,342
                    Stock Options (treasury method)                 -                 -                  -                 -
                                                            -----------------  ----------------  -----------------  ---------------
                    Diluted shares                                15,224,236        16,043,736         15,223,554       14,710,342
                                                            =================  ================  =================  ===============
              Earnings Per Common Share:
                 Basic                                               ($0.17)           ($0.07)            ($0.40)          ($0.20)
                                                            =================  ================  =================  ===============
                 Diluted                                             ($0.17)           ($0.07)            ($0.40)          ($0.20)
                                                            =================  ================  =================  ===============


In a net loss position options are anti-dilutive.

5.   SEGMENTS

The Company defines its operations into three business segments: Automotive, Consumer Products and International operations. All Other includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to the three business segments.


                                                      Consumer                    Reportable
Three Months Ended                    Automotive      Products    International    Segments       All Other        Total
September 30, 1999
Revenues                               $10,740,731   $10,222,037      $2,314,243   $23,277,011     ($523,037)    $22,753,974
Pretax Income (Loss)                   (1,353,053)   (1,232,652)     (1,238,997)   (3,824,702)        165,788    (3,658,914)
Net Interest Income                         10,506        22,802           1,791        35,099        215,735        250,834
Depreciation/Amortization                  188,348       376,888         221,811       787,047        670,284      1,457,331
September 30, 1998
Revenues                               $13,064,206   $24,256,160      $4,462,994   $41,783,360   ($1,996,603)    $39,786,757
Pretax Income (Loss)                      (21,609)   (1,309,726)       (163,005)   (1,494,340)        510,247      (984,093)
Net Interest Income                          1,918        17,214          64,262        83,394        205,309        288,703
Depreciation/Amortization                  179,942       232,694         119,601       532,237        604,790      1,137,027

                                                      Consumer                    Reportable
Six Months Ended                      Automotive      Products    International    Segments       All Other        Total
September 30, 1999
Revenues                               $22,396,520   $25,388,690      $5,375,385   $53,160,595   ($1,126,737)    $52,033,857
Pretax Income (Loss)                     (983,456)   (5,721,259)     (2,160,535)   (8,865,250)        510,457    (8,354,793)
Net Interest Income                         18,477        23,313             500        42,290        426,394        468,684
Depreciation/Amortization                  370,265       730,482         437,885     1,538,632      1,332,046      2,870,678
September 30, 1998
Revenues                               $25,824,756   $40,888,988      $7,655,387   $74,369,131   ($3,705,602)    $70,663,529
Pretax Income (Loss)                     (156,522)   (4,740,535)       (323,094)   (5,220,151)        462,581    (4,757,570)
Net Interest Income                         16,147        48,132          71,739       136,018        306,265        442,283
Depreciation/Amortization                  360,909       618,503         234,445     1,213,857      1,197,784      2,411,641


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

Results of Operations

Three Months Ended September 30, 1999 Compared to the Three Months ended September 30, 1998

Gross revenues for the three month period ended September 30, 1999 decreased $17,032,783 or 42.8% to $22,753,974 as compared with $39,786,757 for the same period last year. This decrease is directly attributable to decreased revenue in the Automotive, Consumer Products and International business segments. In the Automotive segment, the decrease in revenue was primarily the result of a decline in the Company's private label business resulting from the termination of a high volume/low margin account. In the Consumer Products and International business segments, the decrease in revenue for the three months ended September 30, 1999 occurred from decreased sales in computer related extended warranties as a result of the termination of the Company's relationship with its most significant customer, CompUSA. This decrease was partially offset by an increase in sales of home warranty service contracts. During the fiscal year March 31, 1999, CompUSA accounted for approximately 34% of consolidated gross revenues.

The net decrease in deferred revenues for the three months ended September 30, 1999 was $4,223,678 as compared with a net increase of $8,257,093 for the same period last year. This current quarter decrease is directly attributable to the sales of service contracts in the current period with a service duration over one year being less than the amortization of revenues from previous periods being recognized in the current year. The year to year change is also the result of the increase in deferred revenue for dealer obligor service contracts necessary to meet future administrative costs to service these contracts. Lastly, the net change in deferred revenue is significantly impacted by the decreased revenues resulting from the termination of the Company's agreement with CompUSA.

Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs were $16,878,789 for the three month period ended September 30, 1999 as compared with $18,488,090 for the comparable period last year. The decrease in direct costs are primarily attributable to the termination of the Company's administrative agreement with CompUSA and the amortization of current period deferred direct costs which were lower as a result of reduced revenues. This decrease was offset slightly by a premium increase in the Automotive business segment in the current period.

Service, selling and general and administrative expenses (SG&A) for the three months ended September 30, 1999 were $12,557,798 as compared to $13,235,901 for the three months ended September 30, 1998. The decrease in SG&A expenses reflects the Company's operational efficiency initiatives which include the reengineering of its call center process and consolidation of certain operating and administrative functions. These initiatives resulted in lower payroll and payroll related expenses which were offset slightly by higher telephone costs.

Depreciation and amortization was $1,457,331 for the three months ended September 30, 1999 compared to $1,137,027 for the same period last year due primarily to capital additions related to the Company's ongoing upgrade of its computer systems.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year.

Net loss for the three months ended September 30, 1999 was $2,584,073 or $0.17 per diluted share compared to a net loss of $1,081,041 or $0.07 per diluted share for the comparable period last year. This change is the result of the termination of the Company's relationship with its most significant customer during the period and the other factors listed above.

Six Months Ended September 30, 1999 Compared to the Six Months ended September 30, 1998

Gross revenues for the six months ended September 30, 1999 decreased $18,629,672 or 26.4% to $52,033,857 as compared with $70,663,529 for the same period last year. This decrease is directly attributable to decreased revenue in the
Automotive, Consumer Products and International business segments. In the Automotive segment, the decrease in revenue was primarily the result of a sales mix change created by an increase in dealer obligor business and a decline in the Company's private label business resulting from the termination of a high volume/low margin account. In the Consumer Products and International business segments, the decrease in revenue for the six months ended September 30, 1999 occurred from decreased sales in computer related extended warranties as a result of the termination of the Company's relationship with its most significant customer, CompUSA. This decrease was partially offset by an increase in sales of home warranty service contracts. During the fiscal year March 31, 1999, CompUSA accounted for approximately 34% of consolidated gross revenues.

The net increase in deferred revenues for the six months ended September 30, 1999 was $1,802,252 as compared with a net increase of $14,999,719 for the same period last year. These increases are directly attributable to the sales of service contracts in the current period with a service duration over one year being greater than the amortization of revenues from previous periods being recognized in the current year. The year to year change is also the result of the increase in deferred revenue for dealer obligor service contracts necessary to meet future administrative costs to service these contracts. Lastly, the net change in deferred revenue is significantly impacted by the decreased revenues resulting from the termination of the Company's agreement with CompUSA.

Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs were $30,668,417 for the six months ended September 30, 1999, as compared with $31,114,212 for the six months ended September 30, 1998. The decrease in direct costs are primarily attributable to the termination of the Company's administrative agreement with CompUSA and the amortization of current period deferred direct costs which were lower as a result of reduced revenues. This decrease was offset slightly by a premium increase in the Automotive business segment in the current period.

Service, selling and general and administrative expenses (SG&A) for the six months ended September 30, 1999 were $25,557,750, compared to $27,412,748 for the six months ended September 30, 1998. The decrease in SG&A expenses reflects the Company's operational efficiency initiatives which included the reengineering of its call center process and consolidation of certain operating and administrative functions. These initiatives resulted in lower payroll and payroll related expenses which were offset slightly by higher telephone costs.

Depreciation and amortization was $2,870,678 for the six months ended September 30, 1999 compared to $2,411,641 for the same period last year primarily as the result of capital additions related to the Company's ongoing upgrade of its computer systems.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year.

Net loss for the six months ended September 30, 1999 was $6,016,337 or $0.40 per diluted share compared to a net loss of $2,871,081 or $0.20 per diluted share for the comparable period last year. This change is the result of the termination of the Company's relationship with its most significant customer during the period and the other factors listed above.


Liquidity and Financial Resources

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. In addition, the Company had a revolving credit agreement with a bank which originally provided for maximum aggregate borrowings up to $1,500,000 with interest at the bank's prevailing prime rate or LIBOR plus 2% that expired on December 31, 1999. The Company is presently in negotiations to replace this line of credit. Although it is anticipated that this will be completed by February 2000, no assurances can be given this will be accomplished. During the fiscal years ended March 31, 1998 and 1999 the Company did not have any borrowings under this line of credit.

Cash provided by operating activities during the six months ended September 30, 1999 was $1.6 million as compared to $2.1 million during 1998. For the six months ended September 30, 1999 and September 30, 1998 these amounts were not sufficient for the Company to fund its regular operating needs primarily as a result of capital expenditures and the repayments on capital leases which amounted to $2.8 million in 1999 and $4.0 million in 1998. The Company has now substantially completed its investment in information and telecommunications technology. Capital spending is continuously reviewed and subject to change, however the Company does not expect to continue these levels of expenditures.

Cash flow from current operations and its equipment financing arrangements are expected to be sufficient to meet its foreseeable liquidity and capital resource needs.

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

Year 2000

The Company has addressed the business, financial, technical, legal and other implications related to the various Year 2000 date issues. A comprehensive Year 2000 program was put into place during fiscal 1998 and executed through December 31, 1999. The primary goal of the Year 2000 program was to implement the changes needed to answer functionality in the Year 2000, as cost effectively and expeditiously as possible. As of January 10, 2000, the Company experienced no significant interruptions from any computer hardware, software or other business operations.

PART II. Other Information

Item 1.       Legal Proceedings

              Not applicable

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Not applicable.

Item 6 (a)                 Exhibits

               (27)        Financial Data Schedule

Item 6 (b)                 Reports on 8-K

          Report on Form 8-K reporting item 5 dated July 15, 1999 filed July 30, 1999

          Report on Form 8-K reporting item 5 dated August 25, 1999 filed August 27, 1999

          Report on Form 8-K reporting item 5 dated September 9 1999 filed September 10, 1999

          Report on Form 8-K/A reporting item 5 dated September 8, 1999 filed September 10, 1999

          Report on Form 8-K/A reporting item 5 dated August 25, 1999 filed September 14, 1999

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