Form 10-Q
period 1999-12-31
WARRANTECH CORP
filed 2000-02-14
CIK 735571

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     (X)              OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended December 31, 1999

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

             Class                          Outstanding at February 11, 2000
Common stock, par value $.007 per share            15,176,986 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X



                                                                                                        Page No.
PART I  -  Financial Information:


              Item 1.  Financial Statements

                Condensed Consolidated Balance Sheets at December 31, 1999
                (Unaudited) and March 31, 1999...................................................             3


                Condensed Consolidated Statements of Operations
                   For the Three and Nine Months Ended December 31, 1999
                   and 1998 (Unaudited) .........................................................             4

                 Condensed Consolidated Statements of Cash Flows
                   For the Nine Months Ended December 31, 1999
                          and 1998 (Unaudited)...................................................             5


                 Notes to Condensed Consolidated Financial Statements ...........................             6

                   Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ........................            10



PART II  - Other Information.....................................................................            13

Signatures ......................................................................................            15



                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     AS S E T S
                                                                                 (unaudited)
                                                                                 December 31,          March 31,
                                                                             -------------------- --------------------
                                                                                     1999                 1999
                                                                             -------------------- --------------------
Current assets:
Cash and cash equivalents                                                             $9,601,744          $15,032,473

Investments in marketable securities                                                   3,446,994            2,961,602

Accounts receivable (net of allowances of
 $1,201,357 and $1,115,285, respectively)                                             19,469,625           39,275,404

Other receivables, net                                                                 2,795,371            5,924,332
Income tax receivable                                                                  3,962,405            1,147,324
Deferred income taxes                                                                  1,123,776            1,419,854
Prepaid expenses and other current assets                                              1,632,130            1,537,633
                                                                             -------------------- --------------------
   Total current assets                                                               42,032,045           67,298,622


Property and equipment, net                                                           16,387,549           16,277,473

Other assets:
Excess of cost over fair value of assets acquired
(net of accumulated amortization of $5,383,648
and  $4,212,956 respectively)                                                          2,774,885            3,276,524
Deferred income taxes                                                                  9,689,436            9,603,277
Deferred Direct Costs                                                                 86,041,468           86,107,696
Investments in marketable securities                                                   1,602,803            1,321,019
Restricted cash                                                                          800,000              800,000
Split dollar life insurance policies                                                   1,435,756            1,370,010
Notes receivable                                                                       1,507,733              477,767
Collateral security fund                                                                 199,389              199,389
Other assets                                                                             165,151              178,493
                                                                             -------------------- --------------------
          Total other assets                                                         104,216,621          103,334,175


                                                                             -------------------- --------------------
                    Total Assets                                                    $162,636,215         $186,910,270
                                                                             ==================== ====================


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                  (unaudited)
                                                                                 December 31,          March 31,
                                                                             -------------------- --------------------
                                                                                     1999                 1999
                                                                             -------------------- --------------------
Current liabilities:
Current maturities of long-term debt and capital lease obligations                    $1,415,678           $1,558,447
Insurance premiums payable                                                            23,809,449           36,585,920
Accounts and commissions payable                                                       9,087,705            8,524,040
Legal settlements payable                                                             -                       100,000
Accrued expenses and other current liabilities                                         7,337,538            8,346,440
                                                                             -------------------- --------------------
   Total current liabilities                                                          41,650,370           55,114,847

Deferred revenues                                                                    116,402,565          118,497,564

Long-term debt and capital lease obligations                                           1,927,869            2,420,967

Deferred rent payable                                                                    392,404              476,890
                                                                             -------------------- --------------------
   Total liabilities                                                                 160,373,208          176,510,268

Commitments and contingencies


Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000 issued  - none at December 31, 1999 and March 31, 1999
   Common stock - $.007 par value: authorized - 30,000,000
    Shares  issued;  - 16,505,911  shares at December 31,1999
     and 16,501,786 shares at March 31, 1999                                             115,541              115,513
   Additional paid-in capital                                                         23,737,835           23,728,881
   Loans to directors and officers                                                   (9,408,052)          (9,006,699)
   Accumulated  other comprehensive income, net of taxes                               (132,418)             (93,534)
   Retained earnings                                                                 (7,563,395)              105,154
                                                                             -------------------- --------------------
                                                                                       6,749,511           14,849,315
Treasury stock - at cost, 1,330,300 shares at December 31, 1999 and
1,280,300 shares at March 31, 1999                                                   (4,486,504)          (4,449,313)
                                                                             -------------------- --------------------
        Total Stockholders' Equity                                                     2,263,007           10,400,002

                                                                             -------------------- --------------------
        Total Liabilities and Stockholders' Equity                                  $162,636,215         $186,910,270
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


                                  WARRANTECH CORPORATION AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                      For the Three Months Ended        For the Nine Months Ended
                                                             December 31,                      December 31,
                                                  ---------------- ---------------- ----------------- ---------------
                                                        1999             1998             1999             1998
                                                  ---------------- ---------------- ----------------- ---------------
Gross revenues                                        $26,830,325      $37,865,775       $78,864,182    $108,529,304
Net decrease(increase) in deferred revenues             3,914,525      (7,593,094)         2,112,273    (22,592,813)
                                                  ---------------- ---------------- ----------------- ---------------
Net revenues                                           30,744,850       30,272,681        80,976,455      85,936,491

Costs and expenses:
   Direct costs                                        20,028,836       16,994,480        50,697,253      48,108,692
   Service, selling, and general and administrative    11,311,378       13,756,606        36,869,128      41,169,354
   Depreciation and amortization                        1,504,709        1,336,174         4,375,387       3,747,815
                                                  ---------------- ---------------- ----------------- ---------------
Total costs and expenses                               32,844,923       32,087,260        91,941,768      93,025,861

                                                  ---------------- ---------------- ----------------- ---------------
(Loss) from operations                                (2,100,073)      (1,814,579)      (10,965,313)     (7,089,370)

Other income                                              275,742          311,217           786,189         828,438
                                                  ---------------- ---------------- ----------------- ---------------

(Loss) before benefit for income taxes                (1,824,331)      (1,503,362)      (10,179,124)     (6,260,932)
(Benefit) for income taxes                              (172,119)        (263,838)       (2,510,575)     (2,150,327)
                                                  ---------------- ---------------- ----------------- ---------------

Net (loss)                                           ($1,652,212)     ($1,239,524)      ($7,668,549)    ($4,110,605)
                                                  ================ ================ ================= ===============

Earnings per share:
Basic                                                     ($0.11)          ($0.08)           ($0.50)         ($0.27)
                                                  ================ ================ ================= ===============
Diluted                                                   ($0.11)          ($0.08)           ($0.50)         ($0.27)
                                                  ================ ================ ================= ===============

Weighted average number of shares outstanding:
Basic                                                  15,196,263       15,520,411        15,214,422      14,981,328
                                                  ================ ================ ================= ===============
Diluted                                                15,196,263       15,520,411        15,214,422      14,981,328
                                                  ================ ================ ================= ===============



See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        For the Nine Months Ended
                                                                               December 31,
                                                                  -----------------  ------------------
                                                                        1999                1998

Cash flows from (used in) operating activities                            $925,322       ($10,166,006)
                                                                  -----------------  ------------------
Cash flows from investing activities:
   Property and equipment purchased                                    (3,280,179)         (3,813,415)
   Purchase of marketable securities                                   (3,600,000)         (2,205,420)
   Proceeds from sales of marketable securities                          2,835,000             542,586

                                                                  -----------------  ------------------
Net cash (used in) investing activities                                (4,045,179)         (5,476,249)
                                                                  -----------------  ------------------
Cash flows from financing activities:
    (Increase) decrease in notes receivable                            (1,029,966)             110,219
    Exercise of common stock options and stock grants                        8,982             268,733
    Issue treasury stock                                                  (37,191)           -
    Purchase treasury stock                                               -                (3,126,743)
    Repayments, notes and capital leases                               (1,252,697)         (1,839,694)
                                                                  -----------------  ------------------
Net cash (used in) financing activities                                (2,310,872)         (4,587,485)
                                                                  -----------------  ------------------

Net increase (decrease) in cash and cash equivalents                   (5,430,729)        (20,229,740)

Cash and cash equivalents at beginning of period                        15,032,473          24,062,052
                                                                  -----------------  ------------------
Cash and cash equivalents at end of period                              $9,601,744          $3,832,312
                                                                  =================  ==================


Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                               $276,663            $346,967
                                                                  =================
                                                                                     ==================
   Income taxes                                                            $95,238          $1,033,436
                                                                  =================  ==================

Non-Cash Investing and financing activities:
    Property and equipment financed through capital leases                $616,830          $1,348,614
    Exercise of restricted common stock options                           -                  9,335,588
    Increase in loans to officers and directors                          (401,353)         (8,291,784)



See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (Unaudited)

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

2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine Months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K/A for the year ended March 31, 1999.

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



3. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:


                                                                   For the Three Months Ended          For the Nine Months Ended

                                                                          December 31,                        December 31,
                                                            ------------------------------------   ---------------------------------
                                                                  1999               1998                1999              1998
                                                            ------------------------------------   ---------------------------------
              Net (loss)                                        ($1,652,212)       ($1,239,524)       ($7,668,549)      ($4,110,605)
              Other Comprehensive Income, net of tax
                 Foreign currency translation adjustments           (40,825)          (100,464)            (7,394)         (107,860)
                 Unrealized gain(loss) on investments               (11,939)                643           (31,490)           (1,912)
                                                            -----------------  -----------------   ----------------  ---------------
              Comprehensive Income (loss)                       ($1,704,976)       ($1,339,345)       ($7,707,433)      ($4,220,377)
                                                            =================  =================   ================  ===============

              The components of accumulated other comprehensive income, net of related tax, are as follows

                                                              December 31,         March 31,
                                                                  1999               1999
                                                            ------------------------------------
              Accumulated translation adjustments                 ($108,380)         ($100,986)
              Unrealized gain/(loss) on investments                 (24,038)              7,452
                                                            -----------------  -----------------
              Accumulated other comprehensive income              ($132,418)          ($93,534)
                                                            =================  =================




4.  EARNINGS PER SHARE

         The computation of earnings per share was as follows:

                                                                For the Three Months Ended           For the Nine Months Ended
                                                                         December 31,                       December 31,
                                                                            ----              -----              ----
                                                            -----------------  ----------------  -----------------  ---------------
                                                                  1999               1998              1999              1998
                                                            -----------------  ----------------  -----------------  ---------------
              Numerator:
                 Net (loss) applicable to common stock          ($1,652,212)      ($1,239,524)       ($7,668,549)     ($4,110,605)
                                                            =================  ================  =================  ===============
              Denominator:
                  Average outstanding shares used in the
                  computation of per share earnings:
                    Common Stock issued-Basic shares              15,196,263        15,520,411         15,214,422       14,981,328
                    Stock Options (treasury method)                 -                 -                  -                 -
                                                            -----------------  ----------------  -----------------  ---------------
                    Diluted shares                                15,196,263        15,520,411         15,214,422       14,981,328
                                                            =================  ================  =================  ===============
              Earnings Per Common Share:
                 Basic                                               ($0.11)           ($0.08)            ($0.50)          ($0.27)
                                                            =================  ================  =================  ===============
                 Diluted                                             ($0.11)           ($0.08)            ($0.50)          ($0.27)
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


                                                 Consumer                    Reportable        All
Three Months Ended               Automotive      Products    International    Segments        Other         Total
December 31, 1999
Revenues                          $10,483,139   $12,862,372     $3,580,484   $26,925,995      ($95,670)    $26,830,325
Pretax Income (Loss)                (627,999)       629,235    (2,632,118)   (2,630,882)        806,551    (1,824,331)
Net Interest Income                    12,782        31,179          (162)        43,799        291,418        335,217
Depreciation/Amortization             183,593       409,495        230,614       823,702        681,007      1,504,709

December 31, 1998
Revenues                          $10,139,724   $25,144,519     $4,645,930   $39,930,173   ($2,064,398)    $37,865,775
Pretax Income (Loss)                (938,716)     (273,686)       (39,173)   (1,251,575)      (251,787)    (1,503,362)
Net Interest Income                    17,154        54,120         19,548        90,822        202,217        293,039
Depreciation/Amortization             178,582       300,207        216,225       695,014        641,160      1,336,174

                                                 Consumer                    Reportable        All
Nine Months Ended                Automotive      Products    International    Segments        Other         Total
December 31, 1999
Revenues                          $32,879,659   $38,251,062     $8,955,869   $80,086,590   ($1,222,408)    $78,864,182
Pretax Income (Loss)              (1,611,456)   (5,092,023)    (4,792,653)  (11,496,132)      1,317,008   (10,179,124)
Net Interest Income                    31,259        54,492            338        86,089        717,812        803,901
Depreciation/Amortization             553,858     1,139,977        668,499     2,362,334      2,013,053      4,375,387

December 31, 1998
Revenues                          $35,964,480   $66,033,507    $12,301,317  $114,299,304   ($5,770,000)   $108,529,304
Pretax Income (Loss)              (1,095,238)   (5,014,221)      (362,267)   (6,471,726)        210,794    (6,260,932)
Net Interest Income                    33,301       102,252         91,287       226,840        508,482        735,322
Depreciation/Amortization             539,491       918,710        450,670     1,908,871      1,838,944      3,747,815


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

Results of Operations

Three Months Ended December 31, 1999 Compared to the Three Months ended December 31, 1998

Gross revenues for the three month period ended December 31, 1999 decreased $11,035,450 or 29.1% to $26,830,325 as compared with $37,865,775 for the same period last year. This decrease is directly attributable to decreased sales in the Consumer Products and International business segments. In the Consumer Products and International business segments, the decrease in revenue for the three months ended December 31, 1999 occurred from decreased sales in computer related extended warranties as a result of the termination of the Company's relationship in July 1999 with its most significant customer, CompUSA. This decrease was partially offset by an increase in sales of home warranty service contracts. During the fiscal year March 31, 1999, CompUSA accounted for approximately 34% of consolidated gross revenues.

The net decrease in deferred revenues for the three months ended December 31, 1999 was $3,914,525 as compared with a net increase of $7,593,094 for the same period last year. This current quarter decrease is directly attributable to the sales of service contracts in the current period with a service duration over one year being less than the amortization of revenues from previous periods being recognized in the current year. The year to year change is also the result of the increase in deferred revenue for dealer obligor service contracts necessary to meet future administrative costs to service these contracts. Lastly, the net change in deferred revenue is significantly impacted by the decreased revenues resulting from the termination of the Company's agreement with CompUSA.

Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs were $20,028,836 for the three month period ended December 31, 1999 as compared with $16,994,480 for the comparable period last year. The increase in direct costs are primarily the result of prior period amortization costs being greater than the current period costs being deferred to future periods offset by the reduced revenues due to the termination of the Company's administrative agreement with CompUSA. This increase is also the result of a premium increase in the Automotive business segment in the current period.

Service, selling and general and administrative expenses (SG&A) for the three months ended December 31, 1999 were reduced by $2,445,228 or 17.8% to $11,311,378 as compared to $13,756,606 for the three months ended December 31, 1998. The decrease in SG&A expenses reflects the Company's operational efficiency initiatives which include the reengineering of its call center process and consolidation of certain operating and administrative functions. These initiatives resulted in lower payroll and payroll related expenses, telephone and other miscellaneous operating costs.

Depreciation and amortization was $1,504,709 for the three months ended December 31, 1999 compared to $1,336,174 for the same period last year due primarily to capital additions related to the Company's ongoing upgrade of its computer systems.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year.

Net loss for the three months ended December 31, 1999 was $1,652,212 or $0.11 per diluted share compared to a net loss of $1,239,524 or $0.08 per diluted share for the comparable period last year. This change is the result of losses incurred in the International segment, the termination of the Company's relationship with its most significant customer during the period and the other factors listed above.

Nine Months Ended December 31, 1999 Compared to the Nine Months ended December 31, 1998

Gross revenues for the nine months ended December 31, 1999 decreased $29,665,122 or 27.3% to $78,864,182 as compared with $108,529,304 for the same period last year. This decrease is directly attributable to decreased revenue in the Automotive, Consumer Products and International business segments. In the Automotive segment, the decrease in revenue was primarily the result of a sales mix change created by an increase in dealer obligor business and a decline in the Company's private label business resulting from the termination of a high volume/low margin account. In the Consumer Products and International business segments, the decrease in revenue for the nine months ended December 31, 1999 occurred primarily from decreased sales in computer related extended warranties as a result of the termination of the Company's relationship with its most significant customer, CompUSA. This decrease was partially offset by an increase in sales of home warranty service contracts. During the fiscal year March 31, 1999, CompUSA accounted for approximately 34% of consolidated gross revenues.

The net decrease in deferred revenues for the nine months ended December 31, 1999 was $2,112,273 as compared with a net increase of $22,592,813 for the same period last year. These decreases are directly attributable to the sales of service contracts in the current period with a service duration over one year being less than the amortization of revenues from previous periods being recognized in the current year. The year to year change is also the result of the increase in deferred revenue for dealer obligor service contracts necessary to meet future administrative costs to service these contracts. Lastly, the net change in deferred revenue is significantly impacted by the decreased revenues resulting from the termination of the Company's agreement with CompUSA.

Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs were
$50,697,253 for the nine months ended December 31, 1999, as compared with $48,108,692 for the nine months ended December 31, 1998. The increase in direct costs are primarily the result of prior period amortization costs being greater than the current period costs being deferred to future periods offset by the reduced revenues due to the termination of the Company's administrative agreement with CompUSA. This increase is also the result of a premium increase in the Automotive business segment in the current period.

Service, selling and general and administrative expenses (SG&A) for the nine months ended December 31, 1999 were reduced by $4,300,226 or 10.4% to $36,869,128, compared to $41,169,354 for the nine months ended December 31, 1998. The decrease in SG&A expenses reflects the Company's operational efficiency initiatives which included the reengineering of its call center process and consolidation of certain operating and administrative functions. These initiatives resulted in lower payroll and payroll related expenses and other miscellaneous operating costs.

Depreciation and amortization was $4,375,387 for the nine months ended December 31, 1999 compared to $3,747,815 for the same period last year primarily as the result of capital additions related to the Company's ongoing upgrade of its computer systems.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year.

Net loss for the nine months ended December 31, 1999 was $7,668,549 or $0.50 per diluted share compared to a net loss of $4,110,605 or $0.27 per diluted share for the comparable period last year. This change is the result of losses incurred in the International segment, the termination of the Company's relationship with its most significant customer during the period and the other factors listed above.

Liquidity and Financial Resources

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. In addition, the Company had a revolving credit agreement with a bank which originally provided for maximum aggregate borrowings up to $1,500,000 with interest at the bank's prevailing prime rate or LIBOR plus 2% that expired on December 31, 1999. The Company is presently in negotiations to replace this line of credit. Although it is anticipated that this will be completed by March 2000, no assurances can be given this will be accomplished. During the nine months ended December 31, 1999 and the fiscal years ended March 31, 1998 and 1999 the Company did not have any borrowings under this line of credit.

Cash provided by operating activities during the nine months ended December 31, 1999 was $.9 million as compared to cash used by operating activities of $10.2 million during 1998. For the nine months ended December 31, 1999 and December 31, 1998, these amounts were not sufficient for the Company to fund its regular operating needs primarily as a result of capital expenditures and the repayments on capital leases which amounted to $1.3 million in 1999 and $1.8 million in 1998. The Company has now substantially completed its investment in information and telecommunications technology. Capital spending is continuously reviewed and subject to change, however the Company does not expect to continue these levels of expenditures.

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

Year 2000

The Company has addressed the business, financial, technical, legal and other implications related to the various Year 2000 date issues. A comprehensive Year 2000 program was put into place during fiscal 1998 and executed through December 31, 1999. The primary goal of the Year 2000 program was to implement the changes needed to answer functionality in the Year 2000, as cost effectively and expeditiously as possible. As of February 11, 2000, the Company experienced no significant interruptions from any computer hardware, software or other business operations.

PART II. Other Information

Item 1.       Legal Proceedings

     Effective with the business written August 1, 1999, Warrantech began placing its automotive service contract business with Reliance Insurance Company. On December 18, 1999, American International Group (AIG), who was the previous insurance carrier for the Automotive business for substantially all contracts sold from March 1, 1993 through July 31, 1999, assumed the administration of these service contracts.

     On December 9, 1999, a complaint and order to show cause were filed against Warrantech in the Supreme Court of the State of New York by American Home Assurance Company, Illinois National Insurance Company, National Union Insurance Company of Louisiana and The New Hampshire Insurance Company (collectively, "AIG") in which AIG sought to inspect and copy certain books and records kept by Warrantech in the course of the business it conducted under a General Agency Agreement ("GAA") with AIG. On December 14, 1999, this action was removed by Warrantech to the United States District Court for the Southern District of New York. American Home Assurance Co. et al,
     v. Warrantech Automotive, Inc., 99 Civ. 12040 (BSJ). At a December 16, 1999 hearing, Warrantech agreed to make the books and records at issue available to AIG for copying. On January 24, 2000 AIG made a motion to amend its complaint to add claims for replevin and a declaratory judgment seeking possession of the originals of the books and records and to add claims for breach of contract, breach of fiduciary duty, negligence and gross negligence based on allegations that Warrantech mishandled claims under the GAA. AIG seeks damages in excess of $20 million. AIG also moved for summary judgment on its claims seeking possession of the books and records.
     Warrantech believes all of these claims are without merit and intends to defend them vigorously. On February 7, 2000, Warrantech filed papers opposing AIG's motion to amend its complaint insofar as it seeks to add a claim for replevin and a declaratory judgment and opposing its motion for summary judgment. Warrantech intends to bring a claim against AIG.

     Service Guard Insurance Agency, Inc. v. Warrantech Automotive, Inc., New Hampshire Insurance Company, Ronald Glime and Christopher Ford, Cause No. 99-12650, pending in the 126th Judicial District Court of Travis County, Texas. Service Guard filed suit against Warrantech Automotive and New Hampshire Insurance Company on October 28, 1999, seeking an injunction to transfer claims-handling administration over automobile warranty claims to a third-party, and seeking an unspecified amount of damages attributed to alleged improper claims handling and tortious interference with contract. Service Guard never pursued its original request for injunctive relief. On January 27, 2000, Service Guard amended its petition to add AIG Warranty Services as a defendant, again seeking to recover an unspecified amount of damages from all defendants. On February 2, 2000, Service Guard filed an application for a temporary restraining order against New Hampshire Insurance Company and AIG Warranty Services, and at a hearing conducted on February 8, 2000, the Court ordered Service Guard, New Hampshire Insurance Company and AIG Warranty Services to mediate within twenty-one days the disputes that form the basis for the requested injunctive relief. Warrantech, Ford and Glime believe Service Guard's claims against them are wholly without merit and intend to vigorously defend against those claims.

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Not applicable.

Item 6 (a)                 Exhibits

 (27)         Financial Data Schedule

Item 6 (b)                 Reports on 8-K

     Report on Form 8-K reporting item 5 dated October 1, 1999 filed October 18, 1999

     Report on Form 8-K reporting item 5 dated November 19, 1999 filed November 23, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WARRANTECH CORPORATION



                                      By:  /s/ Joel San Antonio
                                          ------------------------------------
                                          Joel San Antonio - Chairman of the
                                          Board and Chief Executive Officer
Date:  February 14, 2000



                                       By:  /s/ Richard F. Gavino
                                          ------------------------------------
                                          Richard F. Gavino - Executive Vice
                                          President and Chief Financial Officer

Date:  February 14, 2000