Form 10-K
period 2000-03-31
WARRANTECH CORP
filed 2000-06-28
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X]                                  FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended March 31, 2000
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from _______ to _______

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

     Indicate by checkmark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes _X_    No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [X].

     The number of shares outstanding of the Registrant's common stock is 15,304,579 as of June 21, 2000.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant is $8,032,088 as of June 21, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended are incorporated by reference in
Part III.

Index to Exhibits is on page 43
Document contains 48 pages

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

     The predominant terms of the service contracts and extended warranties range from twelve (12) to eighty-four (84) months. The Company acts as a third party administrator on behalf of the dealer/clients and insurance companies. The actual repairs and replacements required under the service contract agreements are performed by independent third party authorized repair facilities. The cost of these repairs is borne by the insurance companies, which have the ultimate responsibility for the claims. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

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

     The VSC is a contract between the dealer/lessor or Warrantech Automotive and the vehicle purchaser/lessee that offers coverages, which run from twelve
(12) to eighty-four (84) months and/or 1,000 to 100,000 miles. Coverage is afforded in the event of the failure of a broad range of mechanical components that occurs during the term of the VSC, exclusive of failures covered by a manufacturers warranty.

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

     With respect to the VSC programs that Warrantech Automotive markets and administers, liability is borne by insurers who have issued insurance policies to assume this risk in exchange for the payment of agreed upon premiums and fees. The Company has an agreement with Reliance Insurance Group (Reliance) pursuant to which Reliance insures effective January 1, 1999, a portion of the new Warrantech Automotive VSC programs. As of November 1, 1999, all new Warrantech Automotive programs are insured by Reliance. Effective from March 1, 1993 until July 31, 1999 (except with respect to certain minor reinsurance contracts), insurance for the Warrantech Automotive VSC programs was provided by the New Hampshire Insurance Company and other American International Group, Inc. ("AIG") member companies.

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

Warrantech Consumer Products Segment

     The Company's Consumer Product segment develops, markets and administers consumer product extended warranties on household appliances, electronics and homes and offers call center and technical computer services. These products include home appliances, consumer electronics, televisions, computers, home office equipment and homes. These products are sold principally through retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also direct markets these products to the ultimate consumer through telemarketing and direct mail campaigns. The extended warranties are service contracts between the retailer/dealer or Warrantech Consumer Products and the purchaser that offers coverages, which run predominantly from twelve (12) to sixty (60) months.

     The Warrantech Consumer Product segment has developed a niche market by specializing in the personal computer industry. This segment has expanded to include some of the premier retailers and distributors of computer and computer related products. Technical service representatives with extensive training in computers and related peripherals staff the call center.

     The Consumer Products segment had one significant customer, CompUSA Inc. ("CompUSA"), which accounted for approximately 58% of revenue of this business segment for fiscal year ended March 31, 1999 and prior. The Company notified CompUSA in May 1999 of price increases resulting from premium increases imposed by CIGNA Insurance Company. On June 28, 1999, Warrantech received formal notification of termination from CompUSA effective July 28, 1999. The loss of CompUSA had an adverse impact on current operating results.

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

     The Company entered into an agreement with Great American Insurance Company
(GAIC) pursuant to which GAIC insures, effective February 12, 2000, any new service contracts issued. Effective from August 1, 1997 until February 12, 2000, insurance for these service contracts was previously covered by Cigna Insurance Company.

     It is essential to the success of Warrantech Consumer Products that it be able to capture, maintain, and analyze all relevant information about its service contracts. To support this function, Warrantech has internally developed application programs that allow the tracking of a database for millions of service contracts. This also allows for the development of current and historical statistical data, which is used to monitor its service, contract program's performance, and the support of significant growth of Warrantech's Consumer Product business.

Warrantech International Segment

     In July 1995, Warrantech International, Inc. (WII) acquired Home Guarantee Corporation Plc (subsequently renamed Warrantech Europe Plc.), a British company which markets home warranty products in the United Kingdom covering mechanical breakdowns of the working systems and components in homes (e.g., furnaces, electrical and plumbing systems, and major appliances). In addition to home warranty products, Warrantech Europe's business has expanded to include extended warranties on a wide range of products including automobiles, business equipment, office and home computers, mobile telephones, and major appliances as well as credit card enhancement programs similar to those marketed in the United States. This subsidiary also provides database management, marketing, training, brokerage services, and customer care service for clients in the automotive, financial, manufacturing, retail and service sectors, including other segments of the Company. In light of Warrantech Europe's recent results, the United Kingdom operation is under review.

     Warrantech International also conducts its efforts on a direct basis and has developed relationships with retailers and distributors throughout the Caribbean, Central and South America. The Company is currently doing business in Puerto Rico, Guatemala, Chile and Peru.

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

     Sales training and motivational programs are a primary form of specialized assistance provided by the Company to retailers/dealers, distributors and manufacturers to assist them in increasing the effectiveness and profitability of their service contract program sales efforts. The Company also develops materials and conducts educational seminars. These seminars are conducted either at the client's place of business, an offsite facility or at the Company's state-of-the-art training facility at its Euless, Texas administrative offices. This facility features the latest in audio/video technology that enhances the training and learning experience.

     Warrantech also direct markets to the ultimate consumer through telemarketing and direct mail campaigns. The direct marketing campaigns generate sales through renewals of expiring contracts and second-effort sales to customers who did not buy at the time of purchase.

Significant Customers

     The Company has one significant customer, Staples, which accounted for approximately 10%, 6% and 3%, respectively, of consolidated gross revenues for the years ended March 31, 2000, 1999 and 1998. CompUSA accounted for approximately 34% and 34%, respectively, of consolidated gross revenues for the years ended March 31, 1999 and 1998. The Company notified CompUSA in May 1999 of price increases resulting from premium increases imposed by CIGNA Insurance Company. On June 28, 1999 Warrantech received formal notification of termination from CompUSA effective July 28, 1999. The loss of CompUSA had an adverse impact on current operating results.

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

     The insurance protection is provided by highly rated independent insurance companies. This includes Great American Insurance Company which is rated A - (Excellent), CIGNA Insurance Company which is rated A - (Excellent) by A.M. Best Company and Reliance Insurance Group which is currently rated B++ (Very Good) but has secured a reinsurance agreement with a subsidiary insurance company which is rated A - (Excellent) by A.M. Best Company. Other programs have been or are currently insured by New Hampshire Insurance Company, and other AIG member companies and Tokio Marine & Fire Insurance Company each of which is rated A++ (Superior) by the A.M. Best Company and by Zurich American Insurance Company, which is rated A+ (Superior) by A.M. Best Company.

     In accordance with the arrangements with these insurers, a fixed amount is remitted for each service contract or limited warranty sold. The amount is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. The insured or the Company are not obligated to the insurer if claims exceed the premium remitted.

     Additionally, agreements between the Company and the insurers may contain profit-sharing features that permit the Company to share in underwriting profits earned by the service contract programs. The amounts to be received, if any, are determined in accordance with certain specified formulae by the type of program and by policy year. Certain of these agreements require interim calculations and distributions for various programs, with final calculations being made as contracts expire by term. The Company did not accrue or receive any profit sharing amounts during the 2000, 1999 or 1998 fiscal years.

Federal and State Regulation

     The service contract programs developed and marketed by the Company's subsidiaries and their related operations with regard to service contracts and limited warranties are regulated by federal law and the statutes of a significant number of states. The Company continually reviews all existing and proposed statutes and regulations to ascertain their applicability to its existing operations, as well as new programs that are developed by the Company.

     Generally speaking, these statutes apply to the scope of service contract coverage and content of the service contract or limited warranty document. In such instances, the state statute will require that specific wording be included in the service contract or limited warranty expressly stating the consumer's rights in the event of a claim, how the service contract may be canceled and identification of the insurance company that indemnifies the dealers, distributors or manufacturers against loss for performance under the terms of the service contract. As discussed in the financial statements of Part II of this report, Warrantech's obligor status has an effect on its method of revenue recognition.

     Insurance departments in some states have sought to interpret the consumer product service contract, or certain items covered under the contract, as a form of insurance requiring that the issuer be a duly licensed and chartered insurance company. The Company and its subsidiaries do not believe that they are insurers and have no intention of filing the documents and meeting the capital and surplus requirements that are necessary to obtain such a license.

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

     If the Company's right to operate in any state is challenged successfully, the Company may be required to cease operations in the state and the state might also impose financial sanctions against the Company. These actions, should they occur, could have material adverse consequences and could affect the Company's ability to continue operating. However, within the framework of currently known statutes, the Company does not feel that this is a present concern.

Trademarks

     The Company holds numerous registered United States trademarks, the most important of which are the "Warrantech" and its stylized "W" logo service marks. The Company and its trademark counsel keep the registration for all service marks current. Additional service marks are registered covering subsidiary names and product names and descriptions.

Employees

     The Company and its subsidiaries employed approximately 575 individuals as of March 31, 2000, a decrease of approximately 175 over the preceding fiscal year. The decrease is attributable to the consolidation and cost reduction initiatives instituted by the Company. As of May 26, 2000 the Company had approximately 507 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Item 2. Properties

     The Company's executive offices are located in leased premises at 300 Atlantic Street, Stamford, Connecticut. The premises, which are leased pursuant to a lease agreement (the "Lease"), consist of approximately 13,729 square feet for space A and 6,683 square feet for space B. The Lease, which was renewed effective on April 1, 1998 and expires on March 31, 2005, provides for remaining annual base rent payments ranging from $651,000 to $693,000 respectively. The Company initiated the termination of the lease for space B as part of its recent cost reduction initiatives. The termination was effective November 30, 1999 at no cost to the Company. The remaining annual base rental payments for space A effective November 30, 1999 range from $437,751 to $453,057.

     The original operating facilities are located in leased premises at 150 Westpark Way, Euless, Texas. The premises, consisting of approximately 29,531 square feet, are leased pursuant to 3 separate lease agreements. These leases expire through July 31, 2003 and provide for remaining annual base rent payments ranging from $381,340 to $426,544.

     Effective beginning April 15, 1996, the Company signed leases for an additional 48,053 square feet at 1441 West Airport Freeway, Euless, Texas to accommodate the expanding operations. These premises are being leased pursuant to lease agreements that expire March 31, 2004. These leases provide for annual base rent payments ranging from $522,132 to $570,185.

     Additional facilities that supported the direct marketing operation were located at 2701/2705 Brown Trail, Bedford, Texas (4,915 square feet). These premises were leased under the terms of leases (the "Other Leases") that were effective on December 1, 1994, March 1, 1996 and December 1, 1997, respectively, expiring March 31, 2004, February 28, 2001 and November 30, 1998 respectively. The Other Leases provided for annual base rent payments ranging from $255,651 to $177,162. The lease, which expired November 30, 1998, was being utilized on a month to month basis. Effective November 1999, these leases were terminated at no cost to the Company as part of its recent cost reduction initiatives. The direct marketing operations were moved to the 150 Westpark Way facilities.

     The operating facilities of Warrantech Europe, Plc were located in leased premises at 248A Marylebone Road, London. These premises, which totaled 6,000 square feet, were leased pursuant to a lease agreement, which was to expire June 23, 2010 and provided for remaining annual base rent payments ranging from (pound) 94,050 to (pound) 108,450 (approximately $150,480 to $173,520) through
June 2000. Effective June 2000, this lease was to adjust to fair market value, which the Company estimated at approximately (pound) 200,000 (approximately $320,000) per year. Effective October 1999, the lease for the Marylebone Road premises was terminated and the operating facilities were relocated to Watford, Hertfordshire. The new lease provides for 16,300 square feet and an annual base rent of (pound) 300,995 (approximately $481,592) through December 31, 2009. The Company has sublet a portion of the new premises for approximately (pound) 100,000 (approximately $160,000) per year. The approximate exchange rate is (pound) 1 equals $1.60.

     Warrantech International's Puerto Rico operations are located in leased premises at 1225 Ponce de Leon Avenue, Santurce, Puerto Rico pursuant to a lease agreement that expires March 31, 2003. The remaining annual base rent payments range from $52,353 to $54,928.

Item 3.Legal Proceedings

     The Company is from time to time involved in litigation incidental to the conduct of its business.

     On December 9, 1999, a complaint and order to show cause were filed against Warrantech Automotive, Inc. in the Supreme Court of the State of New York by American Home Assurance Company, Illinois National Insurance Company, National Union Insurance Company of Louisiana and the New Hampshire Insurance Company (collectively, "AIG") in which AIG sought to inspect and copy certain books and records kept by Warrantech in the course of the business it conducted under a General Agency Agreement ("GAA") with AIG. On December 14, 1999, this action was removed by Warrantech to the United States District Court for the Southern District of New York. The action is entitled "American Home Assurance Co., et al, v. Warrantech Automotive, Inc., 99 Civ. 12040 (BSG)." At a December 16, 1999 hearing, Warrantech agreed to make the books and records at issue available to AIG for copying. On January 24, 2000 AIG made a motion (the "Motion to Amend") to amend its complaint to add claims for replevin and a declaratory judgment seeking possession of the originals of the books and records and to add claims for breach of contract, breach of fiduciary duty, negligence and gross negligence based on allegations that Warrantech mishandled claims under the GAA. AIG seeks damages in excess of $20 million. AIG also moved for summary judgment (the "Motion for Summary Judgment") on its claims seeking possession of the books and records. Warrantech believes all of these claims are without merit and intends to defend them vigorously. On February 7, 2000, Warrantech filed papers opposing AIG's motion to amend its complaint insofar as it seeks to add a claim for replevin and a declaratory judgment and opposing the motion for summary judgment. Warrantech believes the claims in AIG's proposed amended pleading are entirely without merit and intends to vigorously defend against such claims if the Court grants AIG's motion to amend. The Motion to Amend and the Motion for Summary Judgment are currently pending and the parties are awaiting the Court's decision on the motions.

     Service Guard Insurance Agency, Inc. ("Service Guard") v. Warrantech Automotive, Inc., New Hampshire Insurance Company, Ronald Glime and Christopher Ford, Cause No. 99-12650, pending in the 126th Judicial District Court of Travis County, Texas. Service Guard filed suit against Warrantech Automotive and New Hampshire Insurance Company on October 28, 1999, seeking an injunction to transfer claims-handling administration over automobile warranty claims to a third-party, and seeking an unspecified amount of damages attributed to alleged improper claims handling and tortious interference with contract. Service Guard never pursued its original request for injunctive relief. On January 27, 2000, Service Guard amended its petition to add AIG Warranty Services as a defendant, again seeking to recover an unspecified amount of damages from all defendants. On February 2, 2000, Service Guard filed an application for a temporary restraining order against New Hampshire Insurance Company and AIG Warranty Services to mediate within twenty-one days the disputes that form the basis for the requested injunctive relief. Warrantech, Ford and Glime believe Service Guard's claims against them are wholly without merit and intend to vigorously defend against those claims.

     Service Guard has amended its Complaint to limit its claims against Warrantech Automotive, Inc. Warrantech Automotive, Inc. has filed an answer denying Service Guard's allegations and has also filed a cross-claim against New Hampshire Insurance Company and AIG Warranty Services of Florida, Inc.

     Warrantech has filed a claim for coverage of the above mentioned claims under an errors and omissions policy issued by National Union fire Insurance Company of Pittsburgh, PA., a member of the AIG family of insurance companies ("National Union"). On June 7, 2000, National Union filed a complaint in the supreme court of the State of New York, County of New York, against Warrantech Automotive, Inc. and Warrantech Corporation. The complaint seeks a declaration from the court that National Union has no obligation under the policy to pay any of the claims submitted. Warrantech believes National Union's position is without merit and intends to contest the action vigorously.

     Warrantech is not able to estimate its potential liability in either of the above actions although Warrantech believes that these cases are without merit, and accordingly, no reserves for potential liabilities have been provided for either of these actions.

Item 4. Submission of Matters to Vote of Security Holders

     No matters were submitted to a vote of the Company's Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2000.

                                     PART II

Item 5. Market for Warrantech's Common Equity and Related Stockholder Matters

     The Company's common stock, $.007 par value (the "common stock") had been reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), and on NASDAQ's National Market System ("NMS"), under the trading symbol "WTEC". The Company was delisted on September 3, 1999. The Common Stock now trades Over-The-Counter ( "OTC "), an electronic quotation service for National Association of Securities Dealers Market Makers. It is the Company's intention to again seek to be listed on NASDAQ if and when the Company satisfies the requirements for listing.

As of June 21, 2000, there were 15,304,579 Common Shares outstanding. On that date, the closing bid price for the Company's common stock, as reported on the OTC was $.94.

Following is a summary of the price range of the Company's Common Stock during the current and 1999 fiscal years:

Common Stock


Quarter of Fiscal 2000

                                                   High & Low Bid
                                                   --------------
            First                                $ 3.81        $ 2.13
            Second                               $ 2.75        $  .63
            Third                                $ 1.97        $  .59
            Fourth                               $ 2.13        $  .59

Quarter of Fiscal 1999
                                                    High & Low Bid
                                                    --------------
            First                                $ 7.44        $ 3.94
            Second                               $ 4.31        $ 2.44
            Third                                $ 4.25        $ 2.44
            Fourth                               $ 5.00        $ 2.72

The number of stockholders of record of the Company's Common Stock as of June 21, 2000 was 929.

Dividends

     No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid.

Item 6 - Selected Financial Data.

The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes for the years ended March 31, 2000, 1999 and 1998.

                                                                            FOR THE YEARS ENDED MARCH 31,
                                                      -----------------------------------------------------------------------------
                                                           2000            1999             1998           1997            1996
                                                      -----------------------------------------------------------------------------
Gross revenues                                         $101,174,843     $148,868,791    $132,797,006    $106,775,745    $70,830,766
Net (increase) in deferred revenue                       13,469,139      (30,640,470)    (21,447,327)    (20,501,768)   (13,885,618)
                                                      -------------    -------------   -------------   -------------   ------------
Net revenues                                            114,643,982      118,228,321     111,349,679      86,273,977     56,945,148
                                                      -------------    -------------   -------------   -------------   ------------
Net income (loss)                                       ($8,206,183)     ($7,639,725)     $5,619,823      $2,284,867       $396,606
                                                      =============    =============   =============   =============   ============
Basic earnings (loss) per common share                       ($0.54)          ($0.51)          $0.42           $0.18          $0.03
                                                      =============    =============   =============   =============   ============
Diluted earnings (loss) per common share                     ($0.54)          ($0.51)          $0.36           $0.15          $0.02
                                                      =============    =============   =============   =============   ============
Cash dividend declared                                     NONE             NONE            NONE            NONE           NONE
                                                      =============    =============   =============   =============   ============
Total assets                                           $146,921,154     $186,910,270    $152,811,266    $117,120,031    $91,072,027
                                                      =============    =============   =============   =============   ============
Long-term debt and
   capital lease obligations                             $1,668,478       $2,420,967      $2,153,286      $2,491,786     $1,124,015
                                                      =============    =============   =============   =============   ============
Convertible exchangeable
   preferred stock                                             --               --              --              --       $6,420,363
                                                      =============    =============   =============   =============   ============
Common stockholders' equity                              $1,878,642      $10,400,002     $21,533,883     $14,692,083    $11,576,921
                                                      =============    =============   =============   =============   ============
Working capital                                         ($2,812,611)     $12,183,775     $16,329,259     $13,342,706    $13,003,624
                                                      =============    =============   =============   =============   ============

The financial information for the fiscal years ended March 31, 1998, 1997 and 1996 has been restated to effect the change in accounting policy adopted in the fiscal year ended March 31, 1999 for the recognition of revenue on service contracts.

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

     The predominant terms of the service contracts and extended warranties range from twelve (12) to eighty-four (84) months. The Company acts as a third party administrator on behalf of the dealer/clients and insurance companies. The actual repairs and replacements required under the service contract agreements are performed by independent third party authorized repair facilities. The cost of these repairs is borne by the insurance companies, which have the ultimate responsibility for the claims. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

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

     Effective with the fiscal year ended March 31, 1999, the Company changed its accounting policy with respect to the recognition of revenue for service contracts sold where Warrantech is named as the obligor. Revenue for administrative obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ("TB 90-1"), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and Statement of Financial Accounting Standards No. 60 ("SFAS 60"), Accounting and Reporting by Insurance Enterprises. These accounting standards require the recognition of revenue over the life of the contract on a straight-line basis, unless sufficient, company-specific, historical evidence indicates that the cost of performing services under these contracts are incurred on other than a straight-line basis. The Company is recognizing revenue on administrative obligor contracts based on company specific historical claims experience over the life of the contract. In addition, the Company has adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113"), Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts. This requires that insurance premium costs be ratably expensed over the life of the service contract. The financial statements for the year ended March 31, 1998 was previously prepared based on the proportional performance method which recognized revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon were deferred.

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

     The Company has given retroactive effect to this new accounting policy by restating previously issued financial statements for the fiscal year ended March 31, 1998. Net income for the fiscal year ended March 31, 1998 was restated from $5,261,037 as previously reported to $5,619,823. The aggregate cumulative reduction in net income of $10,948,664 through March 31, 1999, represents deferred revenues net of deferred direct costs that will be reflected in future operating results.

Results of Operations

Fiscal Year Ended March 31, 2000 Compared to the Fiscal Year Ended March 31,
1999

     Gross revenues for the fiscal year ended March 31, 2000 were $101,174,843, a decrease of 32% or $47,693,948 as compared to $148,868,791 for the fiscal year ended March 31, 1999. This decrease is directly attributable to the termination of the Company's relationship with its most significant customer, CompUSA, effective July 28, 1999. CompUSA accounted for approximately 34% of consolidated gross revenues for the year ended March 31, 1999. Gross revenues in the Consumer Products business segment decreased $43,368,064 to $47,255,904 from $90,623,968 for the comparable periods and is directly attributable to the termination of the Company's relationship with its most significant customer, CompUSA. Automotive gross revenues decreased $4,502,222 from $47,298,852 to $42,796,630 and was primarily the result of a sales mix change created by a decline in the Company's private label business resulting from the termination of a high volume/low margin account. Gross revenues in the International business segment decreased 34.8% or $6,183,737 to $11,562,947 from $17,746,685 for the comparable periods. This is primarily the result of the loss of laptop computer business attributable to the termination of the Company's relationship with its most significant customer, CompUSA and the Company's decision to consolidate its' brokerage and insurance services with US operations.

     The net decrease in deferred revenues for the fiscal year ended March 31, 2000 amounted to $13,469,139 as compared with a net increase of $30,640,470 for the fiscal year ended March 31, 1999. The decrease is directly attributable to prior period deferred revenues being recognized in the current year being greater than the amount being deferred to future periods from the current period revenue.

     Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs for the fiscal year ended March 31, 2000 were $71,324,201 as compared with $67,501,008 for the fiscal year ended March 31, 1999. The increases in direct costs as a percentage of gross revenues to 70.5% from 45.3% compared to last year are primarily the result of the amortization of previously deferred direct costs being recognized in the current year.

     Service, selling and general and administrative expenses ("SG&A") for the fiscal year ended March 31, 2000 were $49,164,944 as compared to $55,522,487 for the fiscal year ended March 31, 1999. This decrease is primarily related to decreases in the number of employees and payroll related costs. SG&A as a percentage of gross revenues increased to 48.6% from 37.3% for the comparable periods as a result of the year to year decline in gross revenues.

     Provision for bad debt expense decreased to $31,476 for the fiscal year ended March 31, 2000 as compared to $2,288,580 for the fiscal year ended March 31, 1999. This decrease was caused primarily by increased collection efforts to reduce the amount of estimated uncollectible accounts.

     Depreciation and amortization amounted to $5,997,648 for the fiscal year ended March 31, 2000 as compared to $5,148,370 for the fiscal year ended March 31, 1999. The increases compared to last year reflect a higher level of depreciation during the year resulting from additional assets being placed in service during the current and prior fiscal year. The increase in assets is directly attributable to (i) the continued development of the Company's information systems and (ii) the purchase of additional computer equipment to accommodate efficiency of operations.

     Other income decreased to $906,288 for the fiscal year ended March 31, 2000 as compared to $1,043,201 for the fiscal year ended March 31, 1999. Other income primarily reflects net interest. This is primarily the result of the interest earned on overnight investments, investments in marketable securities and the promissory notes reflecting the obligations resulting from the exercise of stock options by the Company's Chairman of the Board / Chief Executive Officer and two members of Warrantech's Board of Directors.

     The Automotive segment's pretax operating profit in fiscal 2000 was $1,017,789 lower than the prior year. This was as a result of lower gross margin dollars in the current fiscal year caused by a sales mix change from an increase in dealer obligor business and a decline in the Company's private label business. The Consumer Product segment's pretax operating profit in fiscal 2000 was $9,685,452 higher than the prior year. This increase is the combined result of (a) a greater amount of amortization of prior period net deferred revenue being recognized in the current period versus the amortization recognized in the prior year (b) substantially lower SG&A resulting primarily from decreases in the number of employees and payroll related costs and (c) lower bad debts in the current period caused primarily from increased collection efforts. The International segment's change from an operating profit of $692,245 last year versus an operating loss of ($5,719,376) this year was primarily caused by its UK operation. This decline was caused by lower revenues as a result of the loss of its laptop computer business attributable to the termination of the Company's relationship with CompUSA and the Company's decision to consolidate its UK brokerage and insurance services into its US operations. In light of Warrantech Europe's recent results the Company is reviewing it's operations in the United Kingdom.

     The Company's pretax net income (loss) for the fiscal year ended March 31, 2000 for the Automotive, Consumer Products, International reportable segments and Other, which includes corporate, was ($2,235,798), ($2,057,869), ($7,066,903) and $392,571 respectively.

     The income tax provisions for the fiscal years ended March 31, 2000 and 1999 differ from the statutory rate primarily due to state and local taxes and the non-deductibility of goodwill amortization. The net deferred tax asset as of March 31, 2000 and 1999 contains a benefit of $2,097,349 and $136,662, respectively, related to foreign losses. Management expects to realize this tax benefit, which has an indefinite carry-forward period, against future foreign income.

     Net (loss) for the fiscal year ended March 31, 2000 was ($8,206,183) or ($0.54) per basic share as compared to net (loss) of ($7,639,725) or ($0.51) per basic share for the fiscal year ended March 31, 1999. This change in net (loss) is the result of the factors listed above.

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

     Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts where Warrantech is named as the obligor. Direct costs for the fiscal year ended March 31, 1999 were $67,501,088 as compared with $48,663,577 for the fiscal year ended March 31, 1998. The increases in direct costs are primarily the result of volume increases in contracts sold and the amortization of previously deferred direct costs being recognized in the current year. Direct costs as a percentage of gross revenues increased to 45.3% from 36.6% compared to last year. This increase is due in part to higher premium costs and a $3.1 million refund of prior year insurance payments that reduced premium costs in the fiscal year ended March 31, 1998.

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

     Net (loss) for the fiscal year ended March 31, 1999 was ($7,639,725) or ($0.51) per basic share as compared to net income of $5,619,283 or $.42 per basic share for the fiscal year ended March 31, 1998. This change in net income
(loss) is the result of the factors listed above.

Liquidity and Capital Resources

     The primary source of liquidity during the current year was cash generated by operations. Funds were utilized for working capital expenditures and capital expenditures relating to the development of the Company's information systems.

     The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2000 amounted to $876,446. In addition, the Company has a revolving credit agreement with a bank, which originally provided for maximum aggregate borrowings up to $10,000,000 with interest at the bank's prevailing prime rate or LIBOR plus 2%. Subsequent to March 31, 1999, the line of credit was adjusted to $1,500,000 and currently expires on June 30, 2000. The Company is presently in negotiations to increase and/or replace this current line of credit. Although it is anticipated that this will be completed by that date, no assurances can be given that this will be accomplished.

     During the fiscal year ended March 31, 2000 the Company repurchased 100,000 shares of Warrantech Corporation common stock for treasury purposes. The aggregate amount of these purchases totaled $74,383. The Board of Directors has authorized the repurchase of up to $1,500,000 of additional shares of Warrantech Corporation common stock as part of its stock repurchase program.

     On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of the Warrantech's Board of Directors, exercised 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual interest rate of 6%. The promissory notes, which are with recourse and secured by the stock certificates issued, mature July 5, 2001. An additional promissory note was signed by Joel San Antonio for $595,634 on March 22, 1999, which represents the amounts funded by the Company with respect to his payroll taxes for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction total approximately $10 million. These amounts have been recorded as a contra-equity account, which is a reduction of stockholders' equity.

     The Company recently agreed to restructure these loans by capitalizing the interest due on the loans and making the loans payable over five (5) years, with respect to Mr. Tweed and Mr. White, and over one (1) year with respect to Mr. San Antonio. Interest on the new loans to Messrs. Tweed and White will accrue annually at the applicable federal rate (approximately 6.2%) but will first become payable on the third anniversary of the new loans and be payable annually thereafter. The new loan to Mr. San Antonio, which is payable in one year, is without interest. The specific terms of this new note agreement with Mr. San Antonio are still being negotiated. The total amount of the new loans, including the capitalized interest, which accrued on the prior loans through March 31, 2000, is $9,505,406.

     While working capital at March 31, 2000, was ($2,812,611), the Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. The Company is continuing its' restructuring plan to consolidate operations and reduce costs. This restructuring plan includes the reduction of operational and administrative personnel, consolidation of office space and an overall review of service, selling, general and administrative expenses.

     The effect of inflation has not been significant to the Company.

Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires that the Company recognizes and measures impairment losses of long-lived assets, certain identifiable intangibles, value long -lived assets to be disposed of and long-term liabilities. At March 31, 2000 and 1999, the carrying value of the Company's other assets and liabilities approximate their estimated fair value.

     Effective April 1, 1999, the Company adopted Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use which includes:

     o    Definition of computer software costs

     o Accounting for various stages of development o Accounting for internal and external costs

     o    Need to assess impairment under SFAS 121

     o    Amortization method and period to be utilized

     This SOP is effective for fiscal years beginning after December 15, 1998 and restatement of previously incurred costs is not permitted.

     The Company believes its current accounting policies are consistent with those prescribed by SOP 98-1 and does not believe the adoption of this SOP had a material impact on its results of operations, financial condition or liquidity.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     As of March 31, 2000, the Company does not have any derivatives, debt or hedges outstanding. In addition, the risk of foreign currency fluctuation is not material to the Company's financial position or results of operations. The Company's available line of credit requires interest on outstanding borrowings at various rates. Therefore, the Company is not subject to interest rate risk, but could be subject to fluctuating cash flows on outstanding borrowings.

Item 8. Financial Statements and Supplementary Data


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                        Page No

Report of Independent Auditors ...........................................    20

Consolidated Financial Statements:
       Balance Sheets as of March 31, 2000 and 1999 ......................    21

        Statements of Operations and Comprehensive Income
       For the Fiscal Years Ended March 31, 2000, 1999 and 1998 ..........    22

       Statements of Common Stockholders' Equity
       For the Fiscal Years Ended March 31, 2000, 1999 and 1998 ..........    23

       Statements of Cash Flows
       For the Fiscal Years Ended March 31, 2000, 1999 and 1998 ..........    24

Notes to Consolidated Financial Statements ............................... 25-39
Consolidated Financial Statement Schedules
            Schedule VIII - Valuation and Qualifying Accounts ............    40


All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or accompanying notes.

                                  [LETTERHEAD]
                      WEINICK SANDERS LEVENTHAL & CO., LLP
                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Warrantech Corporation


     We have audited the accompanying consolidated balance sheets of Warrantech Corporation and Subsidiaries as of March 31, 2000 and 1999 and its related consolidated statements of operations and comprehensive income, common stockholders' equity and cash flows for the fiscal years ended March 31, 2000, 1999 and 1998. Our audits also included the financial statement schedules listed in the index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and Subsidiaries at March 31, 2000 and 1999 and the consolidated results of their operations and comprehensive income and their cash flows for the years ended March 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                            Weinick Sanders Leventhal & Co., LLP


New York, NY
June 21, 2000

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                                  March 31,
                                                                       ------------------------------
                                                                            2000             1999
                                                                       -------------    -------------
Current assets:
Cash and cash equivalents                                              $  10,035,003    $  15,032,473

Investments in marketable securities                                       4,638,875        2,961,602

Accounts receivable, (net of allowances of
 $1,164,125 and $1,115,285, respectively)                                 11,858,653       39,275,404
Other receivables, net                                                     2,416,248        5,924,332
Income tax receivable                                                      4,035,346        1,147,324
Deferred income taxes                                                        926,321        1,419,854
Prepaid expenses and other current assets                                  1,238,051        1,537,633
                                                                       -------------    -------------
   Total current assets                                                   35,148,497       67,298,622
                                                                       -------------    -------------

Property and equipment, net                                               15,417,255       16,277,473

Other assets:
Excess of cost over fair value of assets acquired
(net of accumulated amortization of $5,550,861
and  $4,882,009, respectively)                                             2,607,671        3,276,524
Deferred income taxes                                                      8,279,643        9,603,277
Deferred direct costs                                                     80,797,199       86,107,696
Investments in marketable securities                                       1,499,247        1,321,019
Restricted cash                                                              800,000          800,000
Split dollar life insurance policies                                         827,262        1,370,010
Notes receivable                                                           1,167,725          477,767
Collateral security fund                                                     199,389          199,389
Other assets                                                                 177,266          178,493
                                                                       -------------    -------------
   Total other assets                                                     96,355,402      103,334,175
                                                                       -------------    -------------
                    Total Assets                                       $ 146,921,154    $ 186,910,270
                                                                       =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                                                  March 31,
                                                                       ------------------------------
                                                                           2000              1999
                                                                       -------------    -------------
Current liabilities:
Current maturities of long-term debt and capital lease obligations     $   1,451,020    $   1,558,447
Insurance premiums payable                                                18,161,357       36,585,920
Accounts and commissions payable                                           8,857,556        8,524,040
Legal settlements payable                                                       --            100,000
Accrued expenses and other current liabilities                             9,491,175        8,346,440
                                                                       -------------    -------------
   Total current liabilities                                              37,961,108       55,114,847
                                                                       -------------    -------------

Deferred revenues                                                        105,028,425      118,497,564

Long-term debt and capital lease obligations                               1,668,478        2,420,967

Deferred rent payable                                                        384,501          476,890
                                                                       -------------    -------------
   Total liabilities                                                     145,042,512      176,510,268
                                                                       -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000 shares
     issued  - none at March 31, 2000 and March 31, 1999                        --               --
   Common stock - $.007 par value authorized - 30,000,000 shares issued  - 16,505,911 shares at March 31, 2000 and
     16,501,786 shares at March 31, 1999                                     115,541          115,513
   Additional paid-in capital                                             23,737,835       23,728,881
   Loans to directors and officers                                        (9,505,406)      (9,006,699)
   Accumulated other comprehensive income, net of taxes                     (144,132)         (93,534)
   Retained earnings (deficit)                                            (8,101,029)         105,154
                                                                       -------------    -------------
                                                                           6,102,809       14,849,315
   Treasury stock - at cost, 1,211,024 shares at March 31, 2000
     and 1,280,300 shares at March 31, 1999                               (4,224,167)      (4,449,313)
                                                                       -------------    -------------
   Total Stockholders' Equity                                              1,878,642       10,400,002
                                                                       -------------    -------------
        Total Liabilities and Stockholders' Equity                     $ 146,921,154    $ 186,910,270
                                                                       =============    =============


See independent auditors' report and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                                        For the Years Ended March 31,
                                                                          ----------------------------------------------------------
                                                                              2000                   1999                  1998
                                                                          ----------------------------------------------------------
Gross revenues                                                            $ 101,174,843         $ 148,868,791         $ 132,797,006
Net (increase) decrease in deferred revenues                                 13,469,139           (30,640,470)          (21,447,327)
                                                                          -------------         -------------         -------------
Net revenues                                                                114,643,982           118,228,321           111,349,679

Costs and expenses:
   Direct costs                                                              71,324,201            67,501,008            48,663,577
   Service, selling, and general and administrative                          49,164,944            55,522,487            49,504,178
   Provision for bad debt expense                                                31,476             2,288,580               910,675
   Depreciation and amortization                                              5,997,648             5,148,370             3,758,213
                                                                          -------------         -------------         -------------
Total costs and expenses                                                    126,518,269           130,460,445           102,836,643
                                                                          -------------         -------------         -------------

Income (loss) from operations                                               (11,874,287)          (12,232,124)            8,513,036

Other income-net                                                                906,288             1,043,201               819,732
                                                                          -------------         -------------         -------------

Income (loss) before provision for income taxes                             (10,967,999)          (11,188,923)            9,332,768
Provision (benefit) for income taxes                                         (2,761,816)           (3,549,198)            3,712,945
                                                                          -------------         -------------         -------------

Net income (loss)                                                         ($  8,206,183)        ($  7,639,725)        $   5,619,823
                                                                          =============         =============         =============

Earnings per share:
Basic                                                                     ($       0.54)        ($       0.51)        $        0.42
                                                                          =============         =============         =============
Diluted                                                                   ($       0.54)        ($       0.51)        $        0.36
                                                                          =============         =============         =============

Weighted average number of shares outstanding:
Basic                                                                        15,231,146            15,098,242            13,259,964
                                                                          =============         =============         =============
Diluted                                                                      15,231,146            15,098,242            15,617,350
                                                                          =============         =============         =============
                                                                                        For the Years Ended March 31,
                                                                          ----------------------------------------------------------
Comprehensive Income                                                          2000                   1999                  1998
                                                                          ----------------------------------------------------------
Net income (loss)                                                         ($  8,206,183)        ($  7,639,725)        $   5,619,823
Other Comprehensive Income, net of tax:
   Foreign currency translation adjustments                                     (26,414)             (179,539)               62,009
   Unrealized gain (loss) on investments                                        (24,184)                  397                 8,618
                                                                          -------------         -------------         -------------
Comprehensive Income                                                      ($  8,256,781)        ($  7,818,867)        $   5,690,450
                                                                          =============         =============         =============

See independent auditors' report and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                                                        For the Years Ended March 31,
                                                                          ----------------------------------------------------------
                                                                              2000                   1999                  1998
                                                                          -------------         -------------         -------------
Common Stock Outstanding (shares)
Balance, beginning of year                                                   16,501,786            13,449,382            13,261,636
Exercise of common stock options                                                   --               3,010,000               142,262
Issuance of common stock                                                          4,125                42,404                45,484
                                                                          -------------         -------------         -------------
Balance, end of year                                                         16,505,911            16,501,786            13,449,382
                                                                          =============         =============         =============
Common Stock
Balance, beginning of year                                                $     115,513         $      94,146         $      90,911
Exercise of unrestricted common stock options                                      --                      70                   996
Exercise of restricted stock options                                               --                  21,000                  --
Issuance of common stock                                                             28                   297                 2,239
                                                                          -------------         -------------         -------------
Balance, end of year                                                      $     115,541         $     115,513         $      94,146
                                                                          =============         =============         =============
Additional paid-in capital
Balance, beginning of year                                                $  23,728,881         $  14,124,700         $  13,033,185
Exercise of unrestricted common stock options                                      --                  49,930               697,355
Exercise of restricted common stock options                                        --               9,314,588                  --
Issuance of common stock                                                          8,954               239,663               394,160
                                                                          -------------         -------------         -------------
Balance, end of year                                                      $  23,737,835         $  23,728,881         $  14,124,700
                                                                          =============         =============         =============
Loans to directors and officers
Balance, beginning of year                                                ($  9,006,699)        $           0         $           0
Loans for exercise of restricted common stock
   options and accrued interest                                                (498,707)           (9,006,699)                 --
                                                                          -------------         -------------         -------------
Balance, end of year                                                      ($  9,505,406)        ($  9,006,699)        $           0
                                                                          =============         =============         =============
Accumulated other comprehensive income
Balance, beginning of year                                                ($     93,534)        $      85,608         $      14,981
Foreign currency translation adjustments                                        (26,414)             (179,539)               62,009
Unrealized gain (loss) on investments                                           (24,184)                  397                 8,618
                                                                          -------------         -------------         -------------
Balance, end of year                                                      ($    144,132)        ($     93,534)        $      85,608
                                                                          =============         =============         =============
Retained earnings (deficit)
Balance, beginning of year                                                $     105,154         $   7,744,879         $   2,125,056
Net income (loss)                                                            (8,206,183)           (7,639,725)            5,619,823
                                                                          -------------         -------------         -------------
Balance, end of year                                                      ($  8,101,029)        $     105,154         $   7,744,879
                                                                          =============         =============         =============
Deferred compensation
Balance, beginning of year                                                $           0         ($     21,631)        ($     78,231)
Amortization of deferred compensation                                              --                  21,631                56,600
                                                                          -------------         -------------         -------------
Balance, end of year                                                      $           0         $           0         ($     21,631)
                                                                          =============         =============         =============
Common stock in treasury (shares)
Balance, beginning of year                                                   (1,280,300)             (100,000)             (100,000)
Purchase of treasury shares                                                    (100,000)           (1,180,300)                 --
Issuance of treasury shares                                                     169,276                  --                    --
                                                                          -------------         -------------         -------------
Balance, end of year                                                         (1,211,024)           (1,280,300)             (100,000)
                                                                          =============         =============         =============
Common stock in treasury (amount)
Balance, beginning of year                                                ($  4,449,313)        ($    493,819)        ($    493,819)
Purchase of treasury shares                                                     (74,383)           (3,955,494)                 --
Issuance of treasury shares                                                     299,529                  --                    --
                                                                          -------------         -------------         -------------
Balance, end of year                                                      ($  4,224,167)        ($  4,449,313)        ($    493,819)
                                                                          =============         =============         =============

                                                                          -------------         -------------         -------------
Total Stockholders' Equity                                                $   1,878,642         $  10,400,002         $  21,533,883
                                                                          =============         =============         =============

See independent auditors' report and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Years Ended March 31,
                                                                          ----------------------------------------------------------
                                                                              2000                   1999                  1998
                                                                          -------------         -------------         -------------
Cash flows from operating activities:
  Net income (loss)                                                       ($  8,206,183)        ($  7,639,725)        $   5,619,823
                                                                          -------------         -------------         -------------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating
     activities:
     Depreciation and amortization                                            5,997,648             5,148,370             3,758,213
     Provision for bad debt expense                                              31,476             2,288,580               910,675
     Deferred revenues                                                      (13,469,139)           30,640,470            21,447,327
     Deferred income taxes                                                    1,817,167            (2,398,183)             (657,828)
     Deferred rent payable                                                      (92,389)             (131,846)              (93,497)
     Other                                                                      274,986                14,074                81,900
     Increase (decrease) in cash flows as a result of
        changes in asset and liability balances:
        Deferred direct costs                                                 5,310,497           (20,753,355)          (20,198,990)
        Accounts receivable                                                  27,416,751           (11,767,393)           (5,511,145)
        Other receivables                                                     3,508,084            (5,645,183)            1,677,046
        Income taxes                                                         (2,888,022)           (3,220,608)            1,928,886
        Prepaid expenses and other current assets                               299,582               237,683              (141,617)
        Split dollar life insurance policies                                    542,748              (315,965)             (188,503)
        Other assets                                                              1,227               (58,365)               52,312
        Insurance premiums payable                                          (18,424,563)           14,316,331             2,667,299
        Accounts and commissions payable                                        333,516               825,092             2,437,081
        Legal settlements payable                                              (100,000)             (100,000)           (1,435,000)
        Accrued expenses and other current liabilities                        1,144,735             2,334,868             1,879,459
                                                                          -------------         -------------         -------------
  Total adjustments                                                          11,704,304            11,414,570             8,613,618
                                                                          -------------         -------------         -------------
Net cash provided by operating activities                                     3,498,121             3,774,845            14,233,441
                                                                          -------------         -------------         -------------
Cash flows from investing activities:
  Property and equipment purchased-net of retirements                        (4,133,870)           (4,870,260)           (4,609,623)
  Net cash paid for acquired business                                              --                    --                (888,541)
  Purchase of marketable securities                                          (5,805,000)           (3,307,886)             (360,324)
  Proceeds from sales of marketable securities                                3,935,000             1,542,586               184,225
                                                                          -------------         -------------         -------------
Net cash (used in) investing activities                                      (6,003,870)           (6,635,560)           (5,674,263)
Cash flows from financing activities:
    (Increase) decrease in notes receivable                                    (689,958)              176,301              (611,992)
    Exercise of common stock options and stock grants                             8,982               289,960             1,094,750
    Purchase treasury stock                                                     (74,383)           (3,955,494)                 --
    Repayments, notes and capital leases                                     (1,736,362)           (2,679,631)           (2,011,809)
                                                                          -------------         -------------         -------------
Net cash (used in) financing activities                                      (2,491,721)           (6,168,864)           (1,529,051)

Net increase (decrease) in cash and cash equivalents                         (4,997,470)           (9,029,579)            7,030,127

Cash and cash equivalents at beginning of year                               15,032,473            24,062,052            17,031,925
                                                                          -------------         -------------         -------------
Cash and cash equivalents at end of year                                  $  10,035,003         $  15,032,473         $  24,062,052
                                                                          =============         =============         =============

Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                               $     344,969         $     458,598         $     378,812
                                                                          =============         =============         =============
   Income taxes                                                           $      93,638         $   1,109,616         $   2,428,590
                                                                          =============         =============         =============

Non-Cash Investing and financing activities:
    Property and equipment financed through capital leases                $     537,293         $   2,134,097         $   2,047,136
    Exercise of restricted common stock options                                    --               9,335,588                  --
    Increase in loans to officers and directors                                (498,707)           (9,006,699)                 --
    Issuance of treasury stock                                                  299,529
    Capital leases refinanced                                                   339,153                  --                    --

See independent auditors' report and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The predominant terms of the service contracts and extended warranties range from twelve (12) to eighty-four (84) months. The Company acts solely as a third party administrator on behalf of the dealer/clients and insurance companies. The actual repairs and replacements required under the service contract agreements are performed by independent third party authorized repair facilities. The cost of these repairs is borne by the insurance companies that have the ultimate responsibility for the claims. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

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

     Profit Sharing Arrangement - Pursuant to certain agreements with its insurers, the Company may be eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined based upon the residual value of the premiums set aside by the insurer to pay losses (the "Loss Fund"). The residual value is comprised of underwriting profits and investment income earned on the monies in the Loss Fund. Subsequent adjustments to original estimates are solely changes in estimates based upon current information, affording the Company better determination of ultimate profit sharing revenues and are reflected in income when known. The Company did not accrue or receive any profit sharing amounts in the fiscal years ended March 31, 2000, 1999 or 1998.

     Provision for Bad Debt Expense - The Company's policy is to establish an allowance for doubtful accounts when receivables are determined to be uncollectible.

     Earnings Per Share - During the fiscal year ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which modified the calculation of earnings per share ("EPS"). This Statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

     Cash and Cash Equivalents - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no other cash equivalents at March 31, 2000 and 1999.

     The Company had on deposit $10,292,980 and $12,521,188 of cash in excess of federally insured limits at March 31, 2000 and 1999, respectively.

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

     Advertising Costs - The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2000, 1999 and 1998 were $463,937, $790,070 and $780,945, respectively.

     Excess of Cost Over Fair Value of Assets Acquired - The excess of cost over fair value of the assets acquired is a result of the purchases of Dealer Based Services, Inc. in 1989, Home Guarantee Corporation, PLC in July 1995, and certain assets of Distributors & Dealers Service Co., Inc. in October 1997 and is being amortized on a straight-line basis over 15, 10 and 4.5 years, respectively. Amortization expense charged to operations for the years ended March 31, 2000, 1999 and 1998 amounted to $668,852, $669,053 and $594,364, respectively.

     Stock Based Compensation - The Company applies Accounting Principles Board Opinion statement No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, compensation expense for stock option and award plans is recognized as the difference between the fair value of the stock at the date of the grant less the amount, if any, the employee or director is required to pay. Certain operating officers have been issued shares of the Company's common stock as part of their compensation under their employment agreements. Such compensation is to be earned by the officers and charged to operations over five years, the term of the employment agreements. In addition, certain employees have been issued restricted shares of the Company's common stock as compensation. Such compensation is amortized over the restriction period, which is generally two years. Certain non-employees have been issued options to purchase stock in lieu of compensation. The intrinsic value of these options at the time of grant has been charged to expense.

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

     Comprehensive Income - On April 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("FAS No. 130"). FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had minimal impact on the Company's net income or stockholders' equity. FAS No. 130 requires unrealized gains or losses to be recorded on the Company's available for sale securities and foreign currency translation adjustments, which prior to the adoption were reported separately in the stockholders' equity, to be included in other comprehensive income. Prior years financial statements have been reclassified to conform to the requirements of FAS No. 130.

     Accounting Pronouncements - The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires that the Company recognizes and measures impairment losses of long-lived assets, certain identifiable intangibles, value long -lived assets to be disposed of and long-term liabilities. At March 31, 2000 and 1999, the carrying value of the Company's other assets and liabilities approximate their estimated fair value.

     Effective April 1, 1999, the Company adopted Statement of Position 98-1 Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use which includes:

          o    Definition of computer software costs

          o    Accounting for various stages of development

          o    Accounting for internal and external costs

          o    Need to assess impairment under SFAS 121

          o    Amortization method and period to be utilized

     This SOP is effective for fiscal years beginning after December 15, 1998 and restatement of previously incurred costs is not permitted.

     The Company believes its current accounting policies are consistent with those prescribed by SOP 98-1 and does not believe the adoption of this SOP had a material impact on its results of operations, financial condition or liquidity.

     Reclassification - Certain amounts from the prior years have been reclassified to conform to the current year's presentation.

2.   CHANGE IN ACCOUNTING POLICY

     Effective with the fiscal year ended March 31, 1999, the Company changed its accounting policy with respect to the recognition of revenue for service contracts sold where Warrantech is named as the obligor. Revenue for administrative obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ("TB 90-1"), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and Statement of Financial Accounting Standards No. 60 ("SFAS 60"), Accounting and Reporting by Insurance Enterprises. These accounting standards require the recognition of revenue over the life of the contract on a straight-line basis, unless sufficient, company-specific, historical evidence indicates that the cost of performing services under these contracts are incurred on other than a straight-line basis. The Company is recognizing revenue on administrative obligor contracts based on company specific historical claims experience over the life of the contract. In addition, the Company has adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113"), Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts. This requires that insurance premium costs be ratably expensed over the life of the service contract. The financial statements for the year ended March 31, 1998 were previously prepared based on the proportional performance method which recognized all revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon were deferred.

     Dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Effective with the fiscal year ended March 31, 1999, the Company changed its accounting policy with respect to the presentation of revenue for dealer obligor service contracts sold. Sales of dealer obligor service contracts are now reflected in gross revenues net of premiums paid to insurance companies. Previously, premiums paid to insurance companies were included in gross revenue and the corresponding amount in direct costs. The Company has previously given retroactive effect to this new accounting policy by restating previously reported financial statements for the fiscal year ended March 31, 1998.

     The impact of the restatement for the fiscal year ended March 31, 1998 is as follows:

                                                   -------------             -------------
                                                       1998                      1998
                                                    As Restated              As Previously
                                                                               Reported
                                                   -------------             -------------
          Gross revenues                           $ 132,797,006             $ 201,724,332
          Net (increase) in deferred revenue         (21,447,327)               (1,985,798)
                                                   -------------             -------------
          Net revenues                               111,349,679               199,738,534
                                                   -------------             -------------
          Net income                               $   5,619,823             $   5,261,037
                                                   =============             =============

          Basic earnings per common share          $        0.42             $        0.40
                                                   =============             =============
          Diluted earnings per common share        $        0.36             $        0.34
                                                   =============             =============
          Cash dividend declared                        NONE                      NONE
                                                   =============             =============
          Total assets                             $ 152,811,266             $  81,917,288
                                                   =============             =============
          Long-term debt and
             Capital lease obligations             $   2,153,286             $   2,153,286
                                                   =============             =============

          Common stockholders' equity              $  21,533,883             $  31,764,955
                                                   =============             =============
          Working capital                          $  16,329,259             $  16,551,543
                                                   =============             =============

3.   RESTRICTED CASH

     At March 31, 2000 and 1999 cash in the amount of $800,000 is on deposit with a Florida regulatory agency to comply with its state insurance laws.

4.   INVESTMENTS IN MARKETABLE SECURITIES

     At March 31, 2000, investments in marketable securities are comprised of the following:

                                                               Gross Unrealized     Aggregate        Carrying Amount
                                                 Amortized     ----------------       Fair           ---------------
                                                    Cost       Gains    (Losses)      Value       Short Term    Long Term
                                                 ----------    ----------------     ----------    ------------------------
          Municipal Bonds                        $6,164,459    $824    ($27,161)    $6,138,122    $4,638,875    $1,499,247
                                                 ----------    ----------------     ----------    ------------------------
          Total Investments in
          Marketable Securities                  $6,164,459    $824    ($27,161)    $6,138,122    $4,638,875    $1,499,247
                                                 ==========    ================     ==========    ========================


     At March 31, 1999, investments in marketable securities are comprised of the following: Aggregate

                                                               Gross Unrealized     Aggregate        Carrying Amount
                                                 Amortized     ----------------       Fair           ---------------
                                                    Cost       Gains    (Losses)      Value       Short Term    Long Term
                                                 ----------    ----------------     ----------    ------------------------
          Municipal Bonds                        $4,264,244    $18,513    ($136)    $4,282,621    $2,961,602    $1,321,019
                                                 ----------    ----------------     ----------    ------------------------
          Total Investments in
          Marketable Securities                  $4,264,244    $18,513    ($136)    $4,282,621    $2,961,602    $1,321,019
                                                 ==========    ================     ==========    ========================

     All of the above investments are considered "available for sale". The resultant differences between amortized cost and fair value, net of taxes, have been reflected as a separate component of accumulated other comprehensive income.

     The amortized cost and estimated fair value of marketable securities, by contractual maturity date as of March 31, 2000, are listed below. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                                Aggregate
                                                          Amortized               Fair
                                                            Cost                  Value
                                                         ----------             ----------
          Investments available for sale:
              Due in one year or less                    $4,643,428             $4,638,875
              Due after one year through five years       1,521,031              1,499,247
                                                         ----------             ----------
                                                         $6,164,459             $6,138,122
                                                         ==========             ==========

5.   OTHER RECEIVABLES, NET

     The nature and amounts of other receivables, net as of March 31, 2000 and 1999 are as follows:

                                                                       March 31,
                                                         ------------------------------------
                                                             2000                     1999
                                                         ------------------------------------
          Due from Insurance companies/dealers             2,515,770                6,440,289
          Employee/Agent Advances                            352,062                  530,910
          Other                                              717,307                  871,389
                                                         -----------              -----------
                                                           3,585,139                7,842,588
          Allowance for doubtful accounts                 (1,168,891)              (1,918,256)
                                                         -----------              -----------
                                                         $ 2,416,248              $ 5,924,332
                                                         ===========              ===========

6.   PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                          March 31,
                                                              -----------------------------------
                                                                 2000                     1999
                                                              -----------             -----------
     Automobiles                                              $   172,118             $   277,304
     Equipment, furniture and fixtures                          9,021,170               7,423,893
     Leasehold improvements                                     1,368,827               1,290,543
     Software development costs                                13,739,653              11,281,344
                                                              -----------             -----------
                                                               24,301,768              20,273,084
     Less:  Accumulated depreciation and Amortization          12,113,425               8,474,162
                                                              -----------             -----------
                                                               12,188,343              11,798,922
                                                              -----------             -----------
     Assets under capital leases:
       Cost                                                     8,785,251               8,980,018
       Less:  Accumulated amortization                          5,556,339               4,501,467
                                                              -----------             -----------
                                                                3,228,912               4,478,551
                                                              -----------             -----------

     Total Property and Equipment, net                        $15,417,255             $16,277,473
                                                              ===========             ===========

     Amortization expense on assets under capital leases for the years ended March 31, 2000, 1999 and 1998 was $1,616,808, $1,573,695 and $1,188,173,
     respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 2000, 1999 and 1998 was $3,711,988, $2,883,991, and $1,939,858, respectively.

     The Company capitalized $2,458,309 and $3,676,904 for the fiscal years ended March 31, 2000 and 1999, respectively, of costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its proprietary relational database and interactive operating software. The Company is amortizing the cost of this software over its estimated useful life not to exceed five years.

7.   COLLATERAL SECURITY FUND

     At March 31, 2000 and 1999 an insurance carrier of the Company is holding $199,389 in escrow accounts as collateral for the performance of the administrative runoff of outstanding contracts. Such amounts are returnable to the Company when the contracts expire under this policy.

8.   SPLIT DOLLAR LIFE INSURANCE POLICIES

     Through March 31, 2000 and 1999, the Company made payments on split dollar insurance policies on the lives of eleven and ten officers of the Company, respectively. The cash surrender value of these policies is $827,262 and $1,370,010 as of March 31, 2000 and 1999, respectively. The Company will receive a refund of all split-dollar premiums advanced. The Company is the beneficiary of any proceeds of the policies up to the amount of premiums paid.

9.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                                              March 31,
                                                                  ---------------------------------
                                                                     2000                   1999
                                                                  ----------             ----------
     Capital lease obligations - for property and
        equipment payable monthly with interest
        rates ranging from 6.9% to 15.3% through 2006             $3,119,498             $3,979,414
     Less: Current maturities                                      1,451,020              1,558,447
                                                                  ----------             ----------
     Long-term portion                                            $1,668,478             $2,420,967
                                                                  ==========             ==========

     The aggregate amounts of maturities at March 31, 2000 are as follows:

                                                             Minimum
                                                             Future
                                                             Lease Payments
     Fiscal Year                                             --------------
     2001                                                         1,632,864
     2002                                                           912,204
     2003                                                           473,818
     2004                                                           300,130
     2005                                                           154,087
     2006 and thereafter                                             62,370
                                                              -------------
                                                                  3,535,473
     Less amount representing interest                              415,975
                                                              -------------
     Net                                                         $3,119,498
                                                              =============

     The capital lease obligations are collateralized by the property and equipment related to the underlying leases.

10.  INCOME TAXES

     A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                                           For the years ended March 31,
                                                             2000                       1999                        1998
                                                  -----------------------     -----------------------     ----------------------

     Federal statutory rate                       ($3,729,118)      (34.0%)   ($3,804,232)      (34.0%)   $ 3,212,327       34.0%

     State tax effect                                 111,381         1.0%        (88,135)       (0.8%)        83,597        0.9%

     Goodwill                                         178,850         1.6%        178,919         1.6%        147,186        1.6%

     Other                                            677,071         6.2%        164,250         1.5%        269,835        3.3%

                                                  -----------------------     -----------------------     ----------------------
     Provision for income taxes                   ($2,761,816)      (25.2%)   ($3,549,198)      (31.7%)   $ 3,712,945       39.8%
                                                  =======================     =======================     ======================

     The components of income tax expense
     are as follows:

                                                                                                 Provision
     For the Year Ended March 31, 2000:     Current                   Deferred                   (Benefit)
     ----------------------------------   -----------                -----------                -----------
     Federal                              ($4,714,450)               $ 3,247,050                ($1,467,400)
     State                                    120,773                    418,144                    538,917
     Foreign                                   14,694                 (1,848,027)                (1,833,333)
                                          -----------                -----------                -----------
     Total                                ($4,578,893)               $ 1,817,167                ($2,761,816)
                                          ===========                ===========                ===========
                                                                                                 Provision
     For the Year Ended March 31, 2000:     Current                   Deferred                   (Benefit)
     ----------------------------------   -----------                -----------                -----------
     Federal                              ($1,495,460)               ($2,408,382)               ($3,903,842)
     State                                    303,795                   (351,636)                   (47,841)
     Foreign                                  402,485                    402,485
                                          -----------                -----------                -----------
     Total                                ($1,191,665)               ($2,357,533)               ($3,549,198)
                                          ===========                ===========                ===========

                                                                                                 Provision
     For the Year Ended March 31, 2000:     Current                   Deferred                   (Benefit)
     ----------------------------------   -----------                -----------                -----------
     Federal                              $ 4,059,160                ($1,071,248)               $ 2,987,912
     State                                    312,934                    276,451                    589,385
     Foreign                                  135,648                    135,648
                                          -----------                -----------                -----------
     Total                                $ 4,372,094                ($  659,149)               $ 3,712,945
                                          ===========                ===========                ===========

     Deferred income tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the deferred tax asset are as follows:

                                                   For the Years Ended March 31,
                                                   -----------------------------
                                                        2000            1999
                                                   ------------    ------------
     Deferred Tax Assets
          Deferred revenue                         $ 36,724,247    $ 41,912,394
          Deferred rent                                 134,799         166,525
          Provision for doubtful accounts               817,312       1,076,093
          Reserve for customer refunds                     --            99,435
          Accrued bonus                                 109,009         194,796
          Litigation Reserve                               --            39,940
          Foreign loss benefit                        2,097,349         136,662
          Net state benefit                             132,949         332,367
          Other                                          84,165          42,642
                                                   ------------    ------------
               Total assets                          40,099,830      44,000,854
     Deferred Tax Liabilities
          Deferred Direct Costs                     (28,200,113)    (30,465,376)
          Tax vs. book depreciation                    (613,327)       (415,302)
          Section 174 expense                        (1,886,158)     (1,892,630)
                                                   ------------    ------------
               Total liabilities                    (30,699,598)    (32,773,308)

                                                   ------------    ------------
                                                      9,400,232      11,227,546
       Less:  Valuation Allowance                      (194,268)       (204,415)
                                                   ------------    ------------
          Net deferred tax asset                   $  9,205,964    $ 11,023,131
                                                   ============    ============

     Management believes that it is more likely than not that the net deferred tax asset will be realized and therefore only a minimal valuation allowance is considered necessary. Section 174 expense represents research and experimental expenses related to the development of a proprietary relational database and interactive software.

11.  COMMITMENTS AND CONTINGENCIES

     Operating Lease Commitments - The Company leases office and warehouse space under noncancellable operating leases. These leases include scheduled rent increases over their respective terms. In some cases, the accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense charged to operations for the years ended March 31, 2000, 1999 and 1998 was $2,758,830, $2,305,598, and $2,187,174,
     respectively.

     Future minimum lease commitments as at March 31, 2000 are as follows:

                      Fiscal Year
                      -----------
                      2001                                        $2,044,436
                      2002                                         1,995,825
                      2003                                         2,006,612
                      2004                                         1,683,417
                      2005                                           949,699
                      2006 and thereafter                          1,986,567
                                                               -------------
                                                                 $10,666,556
                                                               =============

     Employment Contracts - Employment contracts exist between the Company and its officers and certain key employees, which provide for annual base compensation of $2,707,530. Certain agreements call for (i) annual increases (ii) cost of living increases, and (iii) additional compensation, but only if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and/or Company common stock.

     Bank Line of Credit - The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2000 amounted to $876,446. In addition, the

     Company has a revolving credit agreement with a bank, which originally provided for maximum aggregate borrowings up to $10,000,000 with interest at the bank's prevailing prime rate or LIBOR plus 2%. Subsequent to March 31, 1999, the line of credit was adjusted to $1,500,000 and currently expires on June 30, 2000. The Company is presently in negotiations to increase and/or replace this current line of credit. Although it is anticipated that this will be completed by that date, no assurances can be given that this will be accomplished.

     Litigation -

          The Company is from time to time involved in litigation incidental to the conduct of its business.

          On December 9, 1999, a complaint and order to show cause were filed against Warrantech Automotive, Inc. in the Supreme Court of the State of New York by American Home Assurance Company, Illinois National Insurance Company, National Union Insurance Company of Louisiana and the New Hampshire Insurance Company (collectively, "AIG") in which AIG sought to inspect and copy certain books and records kept by Warrantech in the course of the business it conducted under a General Agency Agreement ("GAA") with AIG. On December 14, 1999, this action was removed by Warrantech to the United States District Court for the Southern District of New York. The action is entitled "American Home Assurance Co., et al, v. Warrantech Automotive, Inc., 99 Civ. 12040 (BSG)." At a December 16, 1999 hearing, Warrantech agreed to make the books and records at issue available to AIG for copying. On January 24, 2000 AIG made a motion (the "Motion to Amend") to amend its complaint to add claims for replevin and a declaratory judgment seeking possession of the originals of the books and records and to add claims for breach of contract, breach of fiduciary duty, negligence and gross negligence based on allegations that Warrantech mishandled claims under the GAA. AIG seeks damages in excess of $20 million. AIG also moved for summary judgment (the "Motion for Summary Judgment") on its claims seeking possession of the books and records. Warrantech believes all of these claims are without merit and intends to defend them vigorously. On February 7, 2000, Warrantech filed papers opposing AIG's motion to amend its complaint insofar as it seeks to add a claim for replevin and a declaratory judgment and opposing the motion for summary judgment. Warrantech believes the claims in AIG's proposed amended pleading are entirely without merit and intends to vigorously defend against such claims if the Court grants AIG's motion to amend. The Motion to Amend and the Motion for Summary Judgment are currently pending and the parties are awaiting the Court's decision on the motions.

     Service Guard Insurance Agency, Inc. ("Service Guard") v. Warrantech Automotive, Inc., New Hampshire Insurance Company, Ronald Glime and Christopher Ford, Cause No. 99-12650, pending in the 126th Judicial District Court of Travis County, Texas. Service Guard filed suit against Warrantech Automotive and New Hampshire Insurance Company on October 28, 1999, seeking an injunction to transfer claims-handling administration over automobile warranty claims to a third-party, and seeking an unspecified amount of damages attributed to alleged improper claims handling and tortious interference with contract. Service Guard never pursued its original request for injunctive relief. On January 27, 2000, Service Guard amended its petition to add AIG Warranty Services as a defendant, again seeking to recover an unspecified amount of damages from all defendants. On February 2, 2000, Service Guard filed an application for a temporary restraining order against New Hampshire Insurance Company and AIG Warranty Services to mediate within twenty-one days the disputes that form the basis for the requested injunctive relief. Warrantech, Ford and Glime believe Service Guard's claims against them are wholly without merit and intend to vigorously defend against those claims.

     Service Guard has amended its Complaint to limit its claims against Warrantech Automotive, Inc. Warrantech Automotive, Inc. has filed an answer denying Service Guard's allegations and has also filed a cross-claim against New Hampshire Insurance Company and AIG Warranty Services of Florida, Inc.

     Warrantech has filed a claim for coverage of the above mentioned claims under an errors and omissions policy issued by National Union fire Insurance Company of Pittsburgh, PA., a member of the AIG family of insurance companies ("National Union"). On June 7, 2000, National Union filed a complaint in the supreme court of the State of New York, County of New York, against Warrantech Automotive, Inc. and Warrantech Corporation. The complaint seeks a declaration from the court that National Union has no obligation under the policy to pay any of the claims submitted. Warrantech believes National Union's position is without merit and intends to contest the action vigorously.

     Warrantech is not able to estimate its potential liability in either of the above actions although Warrantech believes that these cases are without merit, and accordingly, no reserves for potential liabilities have been provided for either of these actions.

12.  STOCK OPTION PLAN

     At March 31, 2000, Warrantech has one stock option plan, which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan, except for stock options granted to non-employees. The compensation cost that has been charged against income for non-employees awarded stock options was $0 fiscal years ended March 31, 2000 and 1999, and $92,400 for fiscal 1998. If Warrantech had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                               For the Years ended March 31,
                                                         2000              1999                 1998
                                                     --------------------------------------------------
     Net Income (loss) as reported                   ($8,206,183)      ($7,639,725)          $5,619,823
     Pro Forma net income (loss)                      (8,638,433)       (8,663,980)           5,280,271

     Basic Earnings Per Share as reported                 ($0.54)           ($0.51)               $0.42
     Basic Pro Forma EPS                                  ($0.57)           ($0.57)               $0.40

     The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for years ended March 31, 2000, 1999 and 1998 respectively: expected dividends of 0%; expected volatility of 50%; a risk free interest rate of 5.0%; and expected life of 5 years.

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

     On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of the Warrantech's Board of Directors, exercised 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual interest rate of 6%. The promissory notes, which are with recourse and secured by the stock certificates issued, mature July 5, 2001. An additional promissory note was signed by Joel San Antonio for $595,634 on March 22,1999 which represents the amounts funded by the Company with respect to his payroll taxes for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represent approximately $10 million. These amounts have been recorded as a contra-equity account, which is a reduction of stockholders' equity.

     The Company recently agreed to restructure these loans by capitalizing the interest due on the loans and making the loans payable over five (5) years, with respect to Mr. Tweed and Mr. White, and over one (1) year with respect to Mr. San Antonio. Interest on the new loans to Messrs. Tweed and White will accrue annually at the applicable federal rate (approximately 6.2%) but will first become payable on the third anniversary of the new loans and be payable annually thereafter. The new loan to Mr. San Antonio, which is payable in one year, is without interest. The specific terms of this new note agreement with Mr. San Antonio are still being negotiated. The total amount of the new loans, including the capitalized interest which accrued on the prior loans through March 31,2000, is $9,505,406.

     Presented below is a summary of the status of the stock options and the related transactions for the years ended March 31, 2000, 1999 and 1998.

                                                                2000                      1999                      1998
                                                      -----------------------------------------------------------------------------
                                                                     Weighted                  Weighted                    Weighted
                                                                     Average                   Average                     Average
                                                                     Exercise                  Exercise                    Exercise
                                                       Shares        Price       Shares        Price       Shares          Price
                                                      -----------------------------------------------------------------------------
Options outstanding at beginning of year              1,014,225      $   4.36   3,295,534      $   2.95    3,484,553      $   3.01
Granted                                                    --            --       996,837          4.54       92,147          7.27
Canceled/Surrendered                                   (432,135)         5.51    (197,615)        (5.93)    (138,904)        (5.40)
Exercised                                                  --            --    (3,010,000)        (2.70)    (142,262)        (4.91)
Forfeited                                                  --            --       (70,531)        (7.59)
                                                      -----------------------------------------------------------------------------
Options outstanding at end of year                      582,090      $   3.51   1,014,225      $   4.36    3,295,534      $   2.95
                                                      =============================================================================

                                                      -----------------------------------------------------------------------------
Options exercisable at end of year                       81,663      $   4.47     114,587      $   4.47    3,132,374      $   2.84
                                                      =============================================================================


     The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the years ended March 31, 2000, 1999 and 1998 is $0, $2.82 and $3.08 respectively.

     The Company recognized costs of $0, $21,631 and $56,599 for the years ended March 31, 2000, 1999 and 1998, respectively, for stock-based compensation to employees.

     The following table summarizes the status of Warrantech's stock options outstanding and exercisable at March 31, 2000.

                                            Stock Options                                   Stock Options
                                             Outstanding                                     Exercisable
                             ------------------------------------------------------------------------------------
                                               Weighted           Weighted                               Weighted
                                               Average            Average                                Average
                                               Remaining          Exercise                               Exercise
Range Of Exercise Prices     Shares            Life (Yrs)         Price                Shares            Price
------------------------     ------------------------------------------------------------------------------------

$3.25 to $3.38               535,813               4.65             $3.35              35,386             $3.25
$4.31 to $6.50                46,277               7.22              5.40              46,277              5.40

                             ------------------------------------------------------------------------------------
Total                        582,090               4.85             $3.51              81,663             $4.47
                             ====================================================================================

13.  OTHER INCOME (EXPENSE)

                                                               Year Ended March 31,
                                            ---------------------------------------------------------
                                                2000                   1999                  1998
                                            -----------            -----------            -----------
     Interest and dividend income           $ 1,325,638            $ 1,303,410            $ 1,120,702
     Interest expense                          (344,969)              (458,598)              (378,812)
     Gain (loss) on sale of assets              (63,350)               103,988                   --
     Miscellaneous Income (expense)             (11,031)                94,401                 77,842
                                            -----------            -----------            -----------
                                            $   906,288            $ 1,043,201            $   819,732
                                            ===========            ===========            ===========


14.  ACQUISITIONS

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

15.  SIGNIFICANT CUSTOMERS

     The Company has one significant customer, Staples, which accounted for approximately 10%, 6% and 3%, respectively, of consolidated gross revenues for the years ended March 31, 2000, 1999 and 1998. CompUSA, accounted for approximately 34% and 34%, respectively, of consolidated gross revenues for the years ended March 31, 1999 and 1998. The Company notified CompUSA in May 1999 of price increases resulting from premium increases imposed by CIGNA Insurance Company. On June 24, 1999, CompUSA publicly announced as part of a major corporate restructuring their intentions to leverage their internal call center capabilities by taking over customer contact regarding extended warranty repair calls. On June 28, 1999 Warrantech received formal notification of termination from CompUSA effective July 28, 1999. The loss of CompUSA had an adverse impact on current operating results.

16.  EARNINGS PER SHARE

     The computations of earnings per share for the years ended March 31, 2000, 1999 and 1998 are as follows:

                                                                                For the Years Ended March 31,
                                                                          2000               1999              1998
                                                                      ------------       -----------       -----------
     Numerator:
        Net income (loss) applicable to common stock                   ($8,206,183)      ($7,639,725)       $5,619,823
                                                                      ============       ===========       ===========
     Denominator:
         Average outstanding shares used in the computation of per
         share earnings:
           Common Stock issued-Basic shares                             15,231,146        15,098,242        13,259,964
           Stock Options (treasury method)                                                                   2,357,386
                                                                      ------------       -----------       -----------
           Diluted shares                                               15,231,146        15,098,242        15,617,350
                                                                      ============       ===========       ===========
     Earnings Per Common Share:
        Basic                                                               ($0.54)           ($0.51)            $0.42
                                                                      ============       ===========       ===========
        Diluted                                                             ($0.54)           ($0.51)            $0.36
                                                                      ============       ===========       ===========

17.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     The components of accumulated other comprehensive income, net of related tax, for the years ended March 31, 2000, 1999 and 1998 are as follows:

                                                                           For the Years Ended
                                                           ---------------------------------------------------
                                                                                 March 31,
                                                           ---------------------------------------------------
                                                              2000                  1999                1998
                                                           ---------------------------------------------------
     Unrealized gain/(loss) on investments                 ($ 16,732)            $   7,452             $ 7,055
     Accumulated translation adjustments                    (127,400)             (100,986)             78,553
                                                           ---------             ---------             -------
     Accumulated other comprehensive income                ($144,132)            ($ 93,534)            $85,608
                                                           =========             =========             =======

18.  SEGMENT INFORMATION

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

                                                       Consumer                       Reportable
     Year ended                       Automotive       Products      International      Segments          Other           Total
     March 31,2000                   ------------    ------------    -------------   -------------    ------------    -------------
     -------------
     Revenues                        $ 42,796,630    $ 47,255,904    $ 11,562,947    $ 101,615,481    ($   440,638)   $ 101,174,843
     Profit (loss) from operations      1,948,799       6,262,782      (5,719,376)       2,492,205     (14,366,492)     (11,874,287)
     Pretax Income (Loss)              (2,235,798)     (2,057,869)     (7,066,903)     (11,360,570)        392,571      (10,967,999)
     Net Interest/ dividend income         50,146          66,104           4,093          120,343         860,326          980,669
     Depreciation/Amortization            777,101       1,601,833         893,666        3,272,600       2,725,048        5,997,648
     Total Assets                      64,836,045      59,014,454       7,035,343      130,885,842      16,035,312      146,921,154

     March 31,1999
     Revenues                        $ 47,298,852    $ 90,623,968    $ 17,746,685    $ 155,669,505    ($ 6,800,714)   $ 148,868,791
     Profit (loss) from operations      2,966,588      (3,422,670)        692,245          236,163     (12,468,287)     (12,232,124)
     Pretax Income (Loss)                 493,193     (10,626,187)        (95,157)     (10,228,151)       (960,772)     (11,188,923)
     Net Interest/ dividend income         37,063         102,633          25,978          165,674         679,138          844,812
     Depreciation/Amortization            717,677       1,343,881         482,245        2,543,803       2,604,567        5,148,370
     Total Assets                      63,002,934      96,477,403       9,962,523      169,442,860      17,467,410      186,910,270

     March 31,1998
     Revenues                        $ 47,787,563    $ 77,481,210    $ 12,593,301    $ 137,862,074    ($ 5,065,068)   $ 132,797,006
     Profit (loss) from operations     13,509,718       7,991,812         785,111       22,286,641     (13,773,605)       8,513,036
     Pretax Income (Loss)              11,249,911         474,285      (2,175,507)       9,548,689        (215,921)       9,332,768
     Net Interest/ dividend income         32,276          98,567          53,561          184,404         557,486          741,890
     Depreciation/Amortization            685,308         879,167         297,696        1,862,171       1,896,042        3,758,213
     Total Assets                      51,564,970      69,345,686      12,537,080      133,447,736      19,363,530      152,811,266

19.  Quarterly Financial Data (Unaudited)

     The following fiscal 2000 and 1999 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 1999 and 1998 and March 31, 2000 and 1999 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made for a fair presentation of the results shown.


                                                    Quarter Ended                  Quarter Ended
                                                       June 30,                    September 30,
                                                       --------                    -------------
                                                1999            1998            1999            1998
                                                ----            ----            ----            ----
Net revenues                                $23,253,953     $24,134,146     $26,977,652     $31,529,664

(Loss) from operations                       (4,948,974)     (3,943,437)     (3,916,266)     (1,331,354)

(Loss) before provision for income taxes     (4,695,879)     (3,773,477)     (3,658,914)       (984,093)


Net (loss)                                   (3,432,264)     (1,790,040)     (2,584,073)     (1,081,041)

(Loss) per Share
Basic                                            ($0.23)         ($0.13)         ($0.17)         ($0.07)
Fully Diluted                                    ($0.23)         ($0.13)         ($0.17)         ($0.07)

                                                    Quarter Ended                  Quarter Ended
                                                     December 31,                    March 31,
                                                     ------------                    ---------
                                                1999           1998(1)          2000            1999
                                                ----           -------          ----            ----
Net revenues                                $30,744,850     $30,272,681     $33,667,527     $32,291,830

(Loss) from operations                       (2,100,073)     (1,814,579)       (908,974)     (5,142,754)

(Loss) before provision for income taxes     (1,824,331)     (1,503,362)       (788,875)     (4,927,991)


Net (loss)                                   (1,652,212)     (1,239,524)       (537,634)     (3,529,120)

(Loss) per Share
Basic                                            ($0.11)         ($0.08)         ($0.03)         ($0.23)
Fully Diluted                                    ($0.11)         ($0.08)         ($0.03)         ($0.23)


(1) Amounts restated to reflect the effect of the reversal of $2,600,000 of net revenue on the portfolio transfer of Computer City by CompUSA. The effect was a reduction in earnings of $1,529,000 or $.10 per share.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS


------------------------------------------------------------------------------------------------------------------------------------
               Column                              Column                   Column                       Column            Column
                 A                                   B                        C                             D                 E
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Additions                    Deductions-
                                                 Balance at    -----------------------------------                        Balance at
Description                                      Beginning     Charged to Costs   Charged to Other                         End of
                                                  of Year        and Expense     Accounts-Describe     Describe (a)         Year
------------------------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 2000
     Allowance for doubtful accounts:
           Trade A/R                             $1,115,285     $   258,190                             $209,350         $1,164,125
           Other A/R                              1,918,256        (226,714)                             522,651          1,168,891

Year Ended March 31, 1999
     Allowance for doubtful accounts:
           Trade A/R                              1,223,173         370,324                              478,212          1,115,285
           Other A/R                                              1,918,256                                               1,918,256

Year Ended March 31, 1998
     Allowance for doubtful accounts:
          Trade A/R                                 300,328       1,035,675                              112,830          1,223,173
          Other A/R


(a)  Amount of receivables charged to the allowance during the year.

See independent auditor's report and accompanying notes to consolidated financial statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures


          N/A

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant

          Incorporated by Reference to the Company's Definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, as amended (the "Proxy Statement").


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

     (h)  -    Insurance policy between the Company and Houston General
               Insurance Company pertaining to service contracts issued by Damark Inc. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992, file no.
               0-13084.

     (i)  -    Insurance policy between the Company and Houston General
               Insurance Company pertaining to service contracts written in all states except Florida.

     (j)  -    Insurance policy between the Company and Houston General
               Insurance Company pertaining to service contracts issued by CompUSA.

     (k)  -    Insurance policy between the Company and Houston General
               Insurance company pertaining to service contracts written by WCPS of Florida, Inc. (excluding Inacom Corporation).

     (l)  -    Insurance policy between the Company and Houston General
               Insurance company pertaining to service contracts written by WCPS of Florida, Inc. through CompUSA.

     (m)  -    Settlement and Runoff Agreement between the Company, its' wholly owned subsidiaries Warrantech Dealer Based Services, Inc. and
               Warrantech Consumer Product Services, Inc. and American Hardware
               Mutual Insurance Company ("AHM") regarding termination of insurance coverage by AHM. (This document has been omitted and accorded confidential treatment by the Securities and Exchange
               Commission pursuant to an Order Granting Application Pursuant to
               Rule 24b-2 Under the Securities Exchange Act of 1934, As Amended,
               Respecting Confidential Treatment of Exhibits 10(v) and 10(w)
               Contained in Registrant's Form 10-K for the fiscal year ended
               March 31, 1992, issued by the Division of Corporation Finance).

     (n)  -    Revolving Loan Agreement between the Company and Peoples Bank.

     (o)  -    Administrator Agreement - Consumer Products, between Houston
               General Insurance Company and Warrantech Consumer Product
               Services, Inc. (This document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request).

     (p)  -    General Agency Agreement between American International Group,
               Inc. and Warrantech Automotive, Inc. (This document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment
               Request).

     (q)  -    Master Agreement between American International Group, Inc. and the Company (Section 1.6 of this document has been omitted and has been filed separately with the Securities and Exchange
               Commission pursuant to a Confidential Treatment Request).

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

                                           WARRANTECH CORPORATION

Dated:  June 28, 2000                  By:  Joel San Antonio
                                       ------------------------------
                                       Joel San Antonio
                                       Chairman of the Board and
                                       Chief Executive Officer


Dated:  June 28, 2000                  By:  Richard F. Gavino
                                       ------------------------------
                                       Richard F. Gavino
                                       Chief Financial Officer and
                                       Executive Vice President

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

     (b)  -    Form of Service Center Agreement. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

     (c)  -    Form of Dealer Agreement. Incorporated by reference to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               March 31, 1985, file no. 0-13084.

     (d)  -    Form of Sales Agent Agreement. Incorporated by reference to the
               Company's Registration Statement on Form S-1, filed on September
               5, 1986, Registration No. 3-8517.

     (e)  -    1998 Employee Incentive Stock Option Plan of the Company.

     (f)  -    Employment Agreement dated April 1, 1995 between the Company and
               Joel San Antonio.

     (g)  -    Insurance policy between the Company and Houston General
               Insurance Company pertaining to service contracts issued by Inacom Corporation. Incorporated by reference to the Company's
               Report on Form 10-K for the fiscal year ended March 31, 1992, file no. 0-13084.

     (h)  -    Insurance policy between the Company and Houston General
               Insurance Company pertaining to service contracts issued by

               Damark Inc. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1992, file no. 0-13084.

     (i)  -    Insurance policy between the Company and Houston General
               Insurance Company pertaining to service contracts written in all states except Florida.

     (j)  -    Insurance policy between the Company and Houston General
               Insurance Company pertaining to service contracts issued by CompUSA.

     (k)  -    Insurance policy between the Company and Houston General
               Insurance company pertaining to service contracts written by WCPS of Florida, Inc. (excluding Inacom Corporation).

     (l)  -    Insurance policy between the Company and Houston General
               Insurance company pertaining to service contracts written by WCPS of Florida, Inc. through CompUSA.

     (m)  -    Settlement and Runoff Agreement between the Company, it's wholly owned subsidiaries Warrantech Dealer Based Services, Inc. and
               Warrantech Consumer Product Services, Inc. and American Hardware
               Mutual Insurance Company ("AHM") regarding termination of insurance coverage by AHM. (This document has been omitted and accorded confidential treatment by the Securities and Exchange
               Commission pursuant to an Order Granting Application Pursuant to
               Rule 24b-2 Under the Securities Exchange Act of 1934, As Amended,
               Respecting Confidential Treatment of Exhibits 10(v) and 10(w)
               Contained in Registrant's Form 10-K for the fiscal year ended
               March 31, 1992, issued by the Division of Corporation Finance).

     (n)  -    Revolving Loan Agreement between the Company and Peoples Bank.

     (o)  -    Administrator Agreement - Consumer Products, between Houston
               General Insurance Company and Warrantech Consumer Product
               Services, Inc. (This document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a confidential Treatment Request).

     (p)  -    General Agency Agreement between American International Group,
               Inc. and Warrantech Automotive, Inc. (This document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment
               Request).

     (q)  -    Master Agreement between American International Group, Inc. and the Company (Section 1.6 of this document has been omitted and has been filed separately with the Securities and Exchange
               Commission pursuant to a Confidential Treatment Request).

     21.  -    Subsidiaries of the Company.

     27.  -    Financial Data Schedule.

     28.  -    Stipulation and Consent Order of Illinois. Incorporated by
               reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1988, file no. 0-13084.