Form 10-Q
period 2000-06-30
WARRANTECH CORP
filed 2000-08-03
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]

                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
(_)                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ____________ to ____________

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

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at August 1, 2000
Common stock, par value $.007 per share                 15,305,954 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X


                                                                        Page No.
PART I - Financial Information:


    Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets at June 30, 2000
      (Unaudited) and March 31, 2000 ......................................    3


      Condensed Consolidated Statements of Operations
         For the Three Months Ended June 30, 2000 and 1999 (Unaudited) ....    4

       Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended June 30, 2000 and 1999 (Unaudited) ....    5


       Notes to Condensed Consolidated Financial Statements ...............    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...........    9



PART II  - Other Information ..............................................   11

Signatures ................................................................   13

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                     (Unaudited)
                                                       June 30,       March 31,
                                                         2000           2000
                                                     ------------   ------------
Current assets:
Cash and cash equivalents                              $7,501,682    $10,035,003


Investments in marketable securities                    3,308,268      4,638,875
Accounts receivable, (net of allowances of
 $1,112,495 and $1,164,125, respectively)              15,408,054     11,858,653

Other receivables, net                                  5,111,028      2,416,248
Income tax receivable                                   3,635,718      4,035,346
Deferred income taxes                                     974,606        926,321
Prepaid expenses and other current assets               1,651,533      1,238,051
                                                     ------------   ------------
   Total current assets                                37,590,889     35,148,497
                                                     ------------   ------------


Property and equipment, net                            14,581,830     15,417,255

Other assets:

Excess of cost over fair value of assets acquired
(net of accumulated amortization of $5,718,074
and  $5,550,861, respectively)                          2,440,458      2,607,671
Deferred income taxes                                   7,930,899      8,279,643
Deferred direct costs                                  72,162,641     80,797,199
Investments in marketable securities                    1,844,056      1,499,247
Restricted cash                                           800,000        800,000
Split dollar life insurance policies                      857,262        827,262
Notes receivable                                        1,120,352      1,167,725
Collateral security fund                                  199,389        199,389
Other assets                                              182,160        177,266
                                                     ------------   ------------
          Total other assets                           87,537,217     96,355,402

                                                     ------------   ------------
                    Total Assets                     $139,709,936   $146,921,154
                                                     ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    (Unaudited)
                                                                      June 30,         March 31,
                                                                       2000              2000
                                                                   -------------    -------------
Current liabilities:
Current maturities of long-term debt and capital lease                $1,228,614       $1,451,020
obligations
Insurance premiums payable                                            20,747,222       18,161,357
Accounts and commissions payable                                       7,637,576        8,857,556
Accrued expenses and other current liabilities                        11,289,635        9,491,175
                                                                   -------------    -------------
   Total current liabilities                                          40,903,047       37,961,108
                                                                   -------------    -------------

Deferred revenues                                                     94,816,268      105,028,425

Long-term debt and capital lease obligations                           1,640,011        1,668,478


Deferred rent payable                                                    366,318          384,501
                                                                   -------------    -------------
   Total liabilities                                                 137,725,644      145,042,512
                                                                   -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000
Shares
     issued - none at June 30, 2000 and March 31, 2000                      --               --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued - 16,507,286  shares at June 30, 2000 and
     16,501,911 shares at March 31, 2000                                 115,541          115,541
   Additional paid-in capital                                         23,737,835       23,737,835
   Loans to directors and officers                                    (9,582,582)      (9,505,406)
   Accumulated other comprehensive income, net of taxes                 (201,906)        (144,132)
   Retained earnings (deficit)                                        (7,860,429)      (8,101,029)
                                                                   -------------    -------------
                                                                       6,208,459        6,102,809
Treasury stock - at cost, 1,211,024 shares at June 30, 2000
 and March 31, 2000                                                   (4,224,167)      (4,224,167)
                                                                   -------------    -------------
        Total Stockholders' Equity                                     1,984,292        1,878,642

                                                                   -------------    -------------
        Total Liabilities and Stockholders' Equity                  $139,709,936     $146,921,154
                                                                   =============    =============



See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the Three Months Ended
                                                                June 30,
                                                      ---------------------------
                                                          2000           1999
                                                      ------------   ------------
Earned administrative fees (Net of amortization
 of deferred costs)                                    $12,504,977     $9,464,325
                                                      ------------   ------------
Costs and expenses
   Service, selling, and general and administrative     10,098,142     12,999,952
   Depreciation and amortization                         1,544,926      1,413,347
                                                      ------------   ------------
Total costs and expenses                                11,643,068     14,413,299
                                                      ------------   ------------

Income (loss) from operations                              861,909     (4,948,974)

Other income (expense)                                     167,110        253,095
                                                      ------------   ------------

Income (loss) before provision for income taxes          1,029,019     (4,695,879)
Provision (benefit) for income taxes                       788,419     (1,263,615)
                                                      ------------   ------------

Net income (loss)                                         $240,600    ($3,432,264)
                                                      ============   ============

Earnings per share:
Basic                                                        $0.02         ($0.23)
                                                      ============   ============
Diluted                                                      $0.02         ($0.23)
                                                      ============   ============

Weighted average number of shares outstanding:
Basic                                                   15,296,262     15,222,861
                                                      ============   ============
Diluted                                                 15,296,262     15,222,861
                                                      ============   ============


See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              For the Three Months Ended
                                                                       June 30,
                                                                2000            1999
                                                             ------------    ------------
Cash flows from operating activities:
Net cash flows from (used in ) operating activities            (2,735,429)      5,033,186
Cash flows from investing activities:
  Property and equipment purchased-net of retirements            (371,461)       (635,602)
  Purchase of marketable securities                              (350,000)     (1,300,000)
  Proceeds from sales of marketable securities                  1,300,000         235,000
                                                             ------------    ------------
Net cash from(used in) investing activities                       578,539      (1,700,602)
Cash flows from financing activities:
    Decrease in notes receivable                                   47,373          42,759
    Exercise of common stock options and stock grants                --             4,426
    Repayments, notes and capital leases                         (423,804)       (434,915)
                                                             ------------    ------------
Net cash (used in) financing activities                          (376,431)       (387,730)
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents           (2,533,321)      2,944,854

Cash and cash equivalents at beginning of period               10,035,003      15,032,473
                                                             ------------    ------------
Cash and cash equivalents at end of period                     $7,501,682     $17,977,327
                                                             ============    ============

Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                       $80,616        $105,534
                                                             ============    ============
   Income taxes                                                   $20,085         $43,324
                                                             ============    ============

Non-Cash investing and financing activities:
    Property and equipment financed through capital leases       $172,930        $356,746
    Exercise of restricted common stock options                                 9,335,588
    Increase in loans to officers and directors                   (77,176)       (143,377)


See accompanying notes to condensed consolidated financial statements.

                    WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000
                                   (Unaudited)

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

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three Months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K for the year ended March 31, 2000.

Certain prior year amounts may have been reclassified to conform to current year presentation.

Revenue Recognition Policy - The Company's revenue recognition policy for fiscal years ending March 31, 2000 and prior are segregated into two distinct methods depending on whether the Company or the retailer/dealer is designated as the obligor on the service contract sale. In either case, a highly rated independent insurance company assumes all claims liabilities of the service contracts administered by the Company.

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

Administrator obligor service contracts are sales in which Warrantech is designated as the obligor. Effective April 1, 2000 Warrantech no longer sells administrative obligor service contracts. It has entered into an agreement with Butler Solutions Inc., wherein Butler will be the obligor. As all contracts sold will be dealer obligor or third party obligor contracts, the company will recognize all of its revenue using the proportional performance method commencing April 1, 2000.

The Company previously recognized revenues for its administrative obligor contracts in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ("TB 90-1"), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and Statement of Financial Accounting Standards No. 60 ("SFAS 60"), Accounting and Reporting by Insurance Enterprises. These accounting standards require the recognition of revenue over the life of the contract on a straight-line basis, unless sufficient, company-specific, historical evidence indicates that the costs of performing services under these contracts are incurred on other than a straight-line basis. The Company is recognizing revenue on administrative obligor contracts based on company specific historical claims experience over the life of the contract.

3.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                    For the Three Months Ended
                                                    --------------------------
                                                              June 30,
                                                    --------------------------
                                                        2000          1999
                                                    -----------    -----------
          Net income(loss)                             $240,600    ($3,432,264)
          Other Comprehensive Income, net of tax:
             Unrealized gain(loss) on investments         2,647         (8,931)
             Foreign currency translation
               adjustments                              (60,421)       (42,502)
          Comprehensive Income                      -----------    -----------
                                                       $182,826    ($3,483,697)
                                                    ===========    ===========

          Comprehensive income per share:                 $0.01         ($0.23)
                                                    -----------    -----------



          The components of accumulated               June 30,       March 31,
          comprehensive income are as follows:          2000           2000
                                                    -----------    -----------
             Unrealized gain(loss) on investments     ($14,085)     ($16,732)
             Foreign currency translation             (187,821)     (127,400)
                adjustments                         -----------    -----------
          Accumulated other comprehensive income     ($201,906)    ($144,132)
                                                    ===========    ===========

4.   EARNINGS PER SHARE

     The computation of earnings per share was as follows


                                                      For the Three Months Ended
                                                      --------------------------
                                                               June 30,
                                                      --------------------------
                                                         2000               1999
                                                      ----------   ------------
          Numerator:
             Net income (loss) applicable to common
              stock                                     $240,600    ($3,432,264)
          Denominator:                                ==========   ============
              Average outstanding shares used in
          the
              computation of per share earnings:
                Common Stock issued-Basic shares      15,296,262     15,222,861
                Stock Options (treasury method)             --             --
                                                      ----------   ------------
                Diluted shares                        15,296,262     15,222,861
                                                      ==========   ============
          Earnings Per Common Share:
             Basic                                         $0.02         ($0.23)
                                                      ==========   ============
             Diluted                                       $0.02         ($0.23)
                                                      ==========   ============

5.   SEGMENTS

The Company defines its operations into three business segments: Automotive, Consumer Products and International operations. All other includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to the three business segments.



                                                      Consumer                         Reportable
     Three Months Ended              Automotive       Products       International      Segments          Other            Total
     ------------------              ----------       --------       -------------      --------          -----            -----
     June 30, 2000
     Earned administrative fees       $4,213,253      $7,901,252         $489,962      $12,604,467        ($99,492)     $12,504,975
     Profit (loss) from operations     2,374,669       2,879,185       (1,267,305)       3,986,549      (3,124,640)         861,909
     Pretax Income (Loss)              1,482,725       1,167,793       (1,576,404)       1,074,114         (45,095)       1,029,019
     Net Interest and dividend            11,616          (5,821)         (11,086)          (5,291)        165,982          160,691
     Income
     Depreciation/Amortization           211,650         471,142          229,271          912,063         632,863        1,544,926
     Total Assets                     56,941,499      64,450,212        6,612,574      128,004,285      11,705,651      139,709,936

     June 30, 1999
     Earned administrative fees       $3,580,570      $4,923,514       $1,147,246       $9,651,330        (187,005)      $9,464,325
     Profit (loss) from operations     1,429,824      (2,435,122)        (649,575)      (1,654,873)     (3,294,101)      (4,948,974)
     Pretax Income (Loss)                369,596      (4,488,606)        (921,538)      (5,040,548)        344,669       (4,695,879)
     Net Interest and dividend             7,970             511           (1,291)           7,190         210,660          217,850
     Income
     Depreciation/Amortization           181,917         353,594          216,074          751,585         661,762        1,413,347
     Total Assets                     78,876,032      87,757,181        9,756,434      176,389,647      12,006,509      188,396,156

6.   SIGNIFICANT CUSTOMERS

The Company has one significant customer, Staples, which accounted for approximately 11% and 7% respectively, of consolidated gross revenues for the three months ended June 30, 2000, and 1999. CompUSA, accounted for approximately 14% of consolidated gross revenues for the three months ended June 30, 1999. The Company notified CompUSA in May 1999 of price increases resulting from premium increases imposed by CIGNA Insurance Company. On June 24, 1999, CompUSA publicly announced as part of a major corporate restructuring their intentions to leverage their internal call center capabilities by taking over customer contact regarding extended warranty repair calls. On June 28, 1999 Warrantech received formal notification of termination from CompUSA effective July 28, 1999. The loss of CompUSA had an adverse impact on prior operating results.

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

Results of Operations

Three  Months  Ended June 30, 2000  Compared to the Three  Months ended June 30,
1999

Earned administrative fees for the three month period ended June 30, 2000 increased to $12,504,977 as compared with $9,464,325 for the same period last year. This was a quarter to quarter increase of $3,040,652 or 32.1%. Higher volume from existing and new customers and an increase in deferred revenue recognition in the current quarter in the Consumer Products segment increased earned administrative fees to $7,901,252 from $4,923,514 for the June 30, 1999 quarter. Our South American and Puerto Rico markets also contributed higher volumes from existing and new customers although earned administrative fees from the total International segment declined from $1,47,246 for the quarter ended June 30, 1999 to $489,962 in the current quarter due to shrinking volumes from the United Kingdom. The Automotive segment had an increase in earned administrative fees of $632,683 from $3,580,570 to $4,213,253 resulting an increase in deferred revenues recognized in the current quarter.

Service, selling and general and administrative expenses (SG&A) for the three months ended June 30, 2000 were reduced by $2,901,810 or 22.3% to $10,098,142 as compared to $12,999,952 for the three months ended June 30, 1999. The decrease in SG&A expenses reflects the Company's improved technologies and cost-cutting measures. Total employee and payroll related costs were down 27% from $8,1897,47 for the quarter ended June 30, 1999 to $5,974,269 in the current quarter.

Depreciation and amortization were $1,544,926 for the three months ended June 30, 2000 as compared to $1,413,347 for the same period last year due primarily to capital additions related to the Company's ongoing upgrade of its computer systems.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year.

Net income for the three months ended June 30, 2000 was $240,600 or $0.02 per diluted share compared to a net loss of ($3,432,264) or ($.23) per diluted share for the comparable period last year. This change is the result of the amortization of prior period deferred revenues and deferred costs being recognized in the current year and the other factors listed above.

Liquidity and Financial Resources

     The primary source of liquidity during the current year was cash generated by operations. Funds were utilized for working capital expenditures as well as capital expenditures relating to the development of the Company's information systems.

     The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the three months ended June 30, 2000 amounted to $172,930. In addition, the Company had a revolving credit agreement with a bank, which provided for maximum aggregate borrowings up to $1,500,000, with interest at the bank's prevailing prime rate or LIBOR plus 2%. The Company is presently in negotiations to replace this line of credit which expired June 30, 2000.

     On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual rate of 6%. The promissory notes, which are with recourse and secured by the stock certificates issued, mature July 5, 2001. An additional promissory note was signed by Joel San Antonio for $595,634 on March 22, 1999, which represents the amounts funded by the Company with respect to his payroll taxes for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction total approximately $10 million. These amounts have been recorded as a contra-equity account, which is a reduction of stockholders' equity.

     The Company recently agreed to restructure these loans by capitalizing the interest due on the loans and making the loans payable over five (5) years, with respect to Mr. Tweed and Mr. White, and over one (1) year with respect to Mr. San Antonio. Interest on the new loans to Messrs. Tweed and White accrues annually at the applicable federal rate (currently approximately 6.2%) but will first become payable on the third anniversary of the new loans and will be payable annually thereafter. The new loan to Mr. San Antonio, which is payable in one year, is without interest. The specific terms of this new loan agreement with Mr. San Antonio are still being negotiated. The total amount of the new loans, including the capitalized interest, which accrued on the prior loans through June 30, 2000, is $9,582,582.

     While the working capital deficiency at June 30, 2000 was $3,312,158, the Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. The Company is continuing its restructuring plan to consolidate operations and reduce costs. This restructuring plan includes the reduction of operational and administrative personnel, consolidation of office space and an overall review of service, selling, general and administrative expenses.

     The effect of inflation has not been significant to the Company.

PART II. Other Information

Item 1. Legal Proceedings

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

Item 4.      Submission of Matters to Vote of Security Holders

             Not applicable.

Item 5.      Other Information

     The Company was informed on August 2, 2000 that the Nasdaq Listing and Hearing Review Council ("Review Council") affirmed the September 2, 1999 decision by the Nasdaq Listing Qualifications Panel which had determined to delist the Company's securities from the Nasdaq National Market. The basis of the Review Council's determination is that the Company does not currently satisfy the requirements for listing on the Nasdaq markets. The Company's stock is currently quoted on the OTC Bulletin Board and will continue to trade on the Bulletin Board until the Company can meet the criteria for relisting on Nasdaq.

Item 6 (a)   Exhibits

             (27)  Financial Data Schedule

Item 6 (b)   Reports on 8-K

             Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          WARRANTECH CORPORATION



                                   S/N/S  Joel San Antonio
                                   ---------------------------------------------
                                   Joel San Antonio - Chairman of the Board
                                   Chief Executive Officer


Date: August 2, 2000

                                   S/N/S  Richard F. Gavino
                                   ---------------------------------------------
                                   Richard F. Gavino - Executive Vice President and Chief Financial Officer


Date: August 2, 2000