Form 10-Q
period 2000-09-30
WARRANTECH CORP
filed 2000-11-14
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]                                 FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
(_)                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                       to
                               ---------------------    ------------------------

Commission File Number: 0-13084

                             WARRANTECH CORPORATION
                  (Exact name of registrant as specified in its charter)

           Delaware                                              13-3178732
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

     150 Westpark Way, Euless TX                                    76040
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (800) 544-9510


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

                                    Yes X No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at November 10, 2000
Common stock, par value $.007 per share               15,157,329 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                    I N D E X


                                                                        Page No.
PART I - Financial Information:

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 2000
          (Unaudited) and March 31, 2000..................................... 3

          Condensed Consolidated Statements of Operations For the Three and Six
          Months Ended September 30, 2000 and 1999 (Unaudited)............... 4

          Condensed Consolidated Statements of Cash Flows For the Six Months
          Ended September 30, 2000 and 1999 (Unaudited)...................... 5

          Notes to Condensed Consolidated Financial Statements............... 6

          Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................ 10

PART II - Other Information................................................. 13

Signatures   ............................................................... 14

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         A S S E T S

                                                    (Unaudited)
                                                   September 30,      March 31,
                                                        2000            2000
                                                   ------------     ------------
Current assets:
Cash and cash equivalents                          $ 15,091,483     $ 10,035,003
Investments in marketable securities                  3,305,898        4,638,875

Accounts receivable, (net of
allowances of  $1,057,470 and $1,164,125,            16,425,523       11,858,653
respectively)
Other receivables, net                                5,578,842        2,416,248
Income tax receivable                                 3,532,875        4,035,346
Deferred income taxes                                   976,302          926,321
Prepaid expenses and other current assets             1,713,980        1,238,051
                                                   ------------     ------------
   Total current assets                              46,624,903       35,148,497
                                                   ------------     ------------

Property and equipment, net                          13,045,008       15,417,255

Other assets:

Excess of cost over fair value of
assets acquired (net of accumulated
amortization of $6,221,609
and $5,550,861, respectively)                         1,936,924        2,607,671
Deferred income taxes                                 5,271,884        8,279,643
Deferred direct costs                                63,528,086       80,797,199
Investments in marketable securities                  1,844,056        1,499,247
Restricted cash                                         800,000          800,000
Split dollar life insurance policies                    642,262          827,262
Notes receivable                                        802,614        1,167,725
Collateral security fund                                   --            199,389
Other assets                                            167,360          177,266
                                                   ------------     ------------
          Total other assets                         74,993,186       96,355,402
                                                   ------------     ------------
                    Total Assets                   $134,663,097     $146,921,154
                                                   ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (Unaudited)
                                                     September 30,      March 31,
                                                         2000             2000
                                                     -------------    -------------
Current liabilities:
Current maturities of long-term debt and capital
lease obligations                                    $     997,893    $   1,451,020
Insurance premiums payable                              24,029,188       18,161,357
Income taxes payable                                             0                0
Accounts and commissions payable                        10,588,876        8,857,556
Accrued expenses and other current liabilities          10,204,704        9,491,175
                                                     -------------    -------------
   Total current liabilities                            45,820,661       37,961,108
                                                     -------------    -------------

Deferred revenues                                       84,366,824      105,028,425

Long-term debt and capital lease obligations             1,390,701        1,668,478

Deferred rent payable                                      342,685          384,501
                                                     -------------    -------------
   Total liabilities                                   131,920,871      145,042,512
                                                     -------------    -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.0007 par value authorized -
     15,000,000 Shares issued  - none at
     September 30, 2000 and March 31, 2000                    --               --

   Common stock - $.007 par value authorized -
     30,000,000 Shares issued - 16,516,978 shares
     at September 30, 2000 and 16,501,911 shares
     at March 31, 2000                                     115,541          115,541
   Additional paid-in capital                           23,737,835       23,737,835
   Loans to directors and officers                      (9,660,606)      (9,505,406)
   Accumulated other comprehensive income, net
     of taxes                                              (58,331)        (144,132)
   Retained earnings (deficit)                          (7,168,046)      (8,101,029)
                                                     -------------    -------------
                                                         6,966,393        6,102,809
Treasury stock - at cost, 1,211,024 shares at
September 30, 2000 and 1,211,024 shares  at
March 31, 2000                                          (4,224,167)      (4,224,167)
                                                     -------------    -------------
        Total Stockholders' Equity                       2,742,226        1,878,642
                                                     -------------    -------------

        Total Liabilities and Stockholders' Equity    $134,663,097     $146,921,154
                                                     =============    =============

See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   For the Three Months                   For the Six Months
                                                                           Ended                                 Ended
                                                                      September 30,                          September 30,
                                                               --------------------------------------------------------------------
                                                                    2000              1999               2000              1999
                                                               --------------------------------------------------------------------
Earned Administrative Fee                                      $ 12,792,032       $ 10,098,863       $ 25,297,008      $ 19,563,188
                                                               ------------       ------------       ------------      ------------
    (Net of amortization of deferred costs)

Costs and expenses
   Service, selling, and general and                              9,738,490         12,557,798         19,836,632        25,557,750
administrative
   Depreciation and amortization                                  1,837,294          1,457,331          3,382,220         2,870,678
   Loss on abandonment of  assets                                 1,049,552                             1,049,552
                                                               ------------       ------------       ------------      ------------
Total costs and expenses                                         12,625,336         14,015,129         24,268,404        28,428,428
                                                               ------------       ------------       ------------      ------------

Income (loss) from continuing operations                            166,696         (3,916,266)         1,028,604        (8,865,240)

Other income (expense)                                              237,673            257,352            404,785           510,447
                                                               ------------       ------------       ------------      ------------

Income (loss) before provision for income taxes                     404,369         (3,658,914)         1,433,389        (8,354,793)
Provision (benefit) for income taxes                               (288,014)        (1,074,841)           500,406        (2,338,456)
                                                               ------------       ------------       ------------      ------------

Net income (loss)                                              $    692,383       ($ 2,584,073)      $    932,983      ($ 6,016,337)
                                                               ============       ============       ============      ============

Earnings per share:
Basic                                                          $       0.05       ($      0.17)      $       0.06      ($      0.40)
                                                               ============       ============       ============      ============
Diluted                                                        $       0.05       ($      0.17)      $       0.06      ($      0.40)
                                                               ============       ============       ============      ============

Weighted average number of shares outstanding:
Basic                                                            15,305,954         15,224,236         15,305,272        15,223,554
                                                               ============       ============       ============      ============
Diluted                                                          15,305,954         15,224,236         15,305,272        15,223,554
                                                               ============       ============       ============      ============

See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     For the Six Months Ended
                                                           September 30,
                                                       2000             1999
                                                   ------------    ------------
Net cash flows from (used in ) operating
  activities                                       $  5,906,938    $  2,693,180
                                                   ------------    ------------
Cash flows from investing activities:
  Property and equipment purchased-net of
     retirements                                     (1,168,389)     (2,012,469)
  Purchase of marketable securities                    (350,000)     (2,500,000)
  Proceeds from sales of marketable securities        1,300,000       1,635,000
                                                   ------------    ------------
Net cash (used in) investing activities                (218,389)     (2,877,469)
                                                   ------------    ------------
Cash flows from financing activities:
    (Increase) decrease in notes receivable             365,111      (1,080,993)
    Exercise of common stock options and stock
     grants                                                --             7,608
    Repayments, notes and capital leases               (997,180)       (842,613)
                                                   ------------    ------------
Net cash (used in) financing activities                (632,069)     (1,915,998)
                                                   ------------    ------------

Net increase (decrease) in cash and cash
     equivalents                                      5,056,480      (2,100,287)

Cash and cash equivalents at beginning of period     10,035,003      15,032,473
                                                   ------------    ------------
Cash and cash equivalents at end of period         $ 15,091,483    $ 12,932,186
                                                   ------------    ------------

Supplemental Cash Flow Information:
Cash payments for:
   Interest                                        $    137,837    $    191,673
                                                   ============    ============
   Income taxes                                    $    245,477    $     88,414
                                                   ============    ============

Non-Cash Investing and financing activities:
    Property and equipment financed through        $    264,704    $    356,746
capital leases
    Exercise of restricted common stock options                       9,335,588
    Increase in loans to officers and directors        (155,200)     (9,279,064)


See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000
                                   (Unaudited)

1.   THE COMPANY

Warrantech, through its wholly owned subsidiaries, develops, markets and administers service contracts and extended warranties. The Company is a third party administrator for a variety of dealer/clients in selected industries and offers call center and technical computer services. The Company assists dealer/clients in obtaining insurance policies from highly rated independent insurance companies for all contracts and programs offered. The insurance company is then responsible for the cost of repairs or replacements for the contracts administered by Warrantech.

The Company operates under three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, recreational vehicles and automotive components. These products are sold principally by franchised and independent automobile dealers, leasing companies, repair facilities, retail stores and financial institutions. The Consumer Products segment markets and administers extended warranties on household appliances, electronics and homes. These products include home appliances, consumer electronics, televisions, computers, home office equipment and homes. These products are sold principally by retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also direct markets these products to the ultimate consumer through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean.

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

2.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K/A for the year ended March 31, 2000.

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

3.   COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                        For the Three Months Ended  For the Six Months Ended
                                                              September 30,               September 30,
                                                      ------------------------------------------------------
                                                          2000          1999           2000          1999
                                                      -----------   -----------    -----------   -----------
        Net income                                    $   692,383   ($2,584,073)   $   932,983   ($6,016,337)
        Other Comprehensive Income, net of tax
           Unrealized gain(loss) on investments             4,120       (10,620)         6,767       (19,551)
           Foreign currency translation adjustments       139,455        75,933         79,034        33,431
                                                      -----------   -----------    -----------   -----------
        Comprehensive Income                          $   835,958   ($2,518,760)   $ 1,018,784   ($6,002,457)
                                                      ===========   ===========    ===========   ===========

        Comprehensive income per share:
        Basic                                         $      0.05   ($     0.17)   $      0.07   ($     0.39)
                                                      ===========   ===========    ===========   ===========
        Diluted                                       $      0.05   ($     0.17)   $      0.07   ($     0.39)
                                                      ===========   ===========    ===========   ===========
       The components of accumulated                  September 30,   March 31,
       comprehensive income are as follows:               2000          2000
                                                      ------------   ----------
       Unrealized gain/(loss) on                          ($9,965)     ($16,732)
       investments
       Accumulated translation                            (48,366)     (127,400)
       adjustments
                                                       -----------   ----------
                                                         ($58,331)    ($144,132)
                                                       ===========   ==========

4.   EARNINGS PER SHARE

The computation of earnings per share are as follows:

                                                                   For the Three Months Ended      For the Six Months Ended
                                                                   ---------------------------   ---------------------------
                                                                          September 30,                  September 30,
                                                                   ---------------------------   ---------------------------
                                                                       2000         1999              2000          1999
                                                                   ---------------------------   ---------------------------
        Numerator:
           Net income (loss) applicable to common stock            $   692,383   ($ 2,584,073)   $   932,983   ($ 6,016,337)
                                                                   ===========   ============    ===========   ============
        Denominator:
            Average  outstanding  shares used in the
            computation of per share earnings:
              Common Stock issued-Basic shares                      15,305,954     15,224,236     15,305,272     15,223,554
              Stock Options (treasury method)                             --             --             --             --
                                                                   -----------   ------------    -----------   ------------
              Diluted shares                                        15,305,954     15,224,236     15,305,272     15,223,554
                                                                   ===========   ============    ===========   ============
        Earnings Per Common Share:
           Basic                                                   $      0.05   ($      0.17)   $      0.06   ($      0.40)
                                                                   ===========   ============    ===========   ============
           Diluted                                                 $      0.05   ($      0.17)   $      0.06   ($      0.40)
                                                                   ===========   ============    ===========   ============

In a net loss position options are anti-dilutive.

5.   SEGMENTS

The Company defines its operations into three business segments: Automotive, Consumer Products and International. All Other includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to the three business segments.

                                                     Consumer                        Reportable
Three Months Ended                 Automotive        Products      International      Segments          Other             Total
                                 -------------    -------------    -------------    -------------    -------------    -------------
September 30, 2000
Earned administrative fee        $   4,931,468    $   7,470,833    $     488,457    $  12,890,758    ($     98,726)   $  12,792,032
Profit (loss) from operations        3,082,799        2,420,750       (1,118,294)       4,385,255       (4,218,559)         166,696
Pretax Income (Loss)                 2,104,166          534,047       (1,445,338)       1,192,875         (788,506)         404,369
Net Interest Income                     17,733           18,070           (4,767)          31,036          199,686          230,722
Depreciation/Amortization              211,178          470,261          502,278        1,183,717          653,577        1,837,294

September 30, 1999
Earned administrative fee        $   1,890,255    $   7,814,183    $     656,859    $  10,361,297    ($    262,434)   $  10,098,863
Profit (loss) from operations         (254,261)       1,031,354       (1,225,753)        (448,660)      (3,467,606)      (3,916,266)
Pretax Income (Loss)                (1,353,053)      (1,232,652)      (1,238,997)      (3,824,702)         165,788       (3,658,914)
Net Interest Income                     10,506           22,802            1,791           35,099          215,735          250,834
Depreciation/Amortization              188,348          376,888          221,811          787,047          670,284        1,457,331

Six Months Ended
September 30, 2000
Earned administrative fee        $   9,144,721    $  15,372,085    $     978,418    $  25,495,224    ($    198,216)   $  25,297,008
Profit (loss) from operations        5,457,468        5,299,935       (2,385,599)       8,371,804       (7,343,200)       1,028,604
Pretax Income (Loss)                 3,586,890        1,701,840       (3,021,742)       2,266,988         (833,599)       1,433,389
Net Interest Income                     29,349           12,250          (15,853)          25,746          365,667          391,413
Depreciation/Amortization              422,827          941,403          731,549        2,095,779        1,286,441        3,382,220
Total Assets                        57,304,290       53,777,165        5,825,747      116,907,202       17,755,895      134,663,097

September 30, 1999
Earned administrative fee        $   5,470,825    $  12,737,698    $   1,804,105    $  20,012,628    ($    449,440)   $  19,563,188
Profit (loss) from operations        1,175,563       (1,403,769)      (1,875,327)      (2,103,533)      (6,761,707)      (8,865,240)
Pretax Income (Loss)                  (983,456)      (5,721,259)      (2,160,535)      (8,865,250)         510,457       (8,354,793)
Net Interest Income                     18,477           23,313              500           42,290          426,395          468,685
Depreciation/Amortization              370,265          730,482          437,885        1,538,632        1,332,046        2,870,678
Total Assets                        67,517,963       72,943,530        8,548,798      149,010,291       22,580,731      171,591,022

6.   SIGNIFICANT CUSTOMERS

The Company has one significant customer, Staples, which accounted for approximately 13% and 10% respectively, of consolidated gross revenues for the six months ended September 30, 2000, and 1999.

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

Results of Operations

Three Months Ended September 30, 2000 Compared to the Three months ended September 30, 1999

Net earned administrative fees for the three month period ended September 30, 2000 increased to $12,792,032 as compared with $10,098,863 for the same period a year ago. This was an increase of $2,693,169 or 26.7%. The change was primarily attributed to improved margins, higher volume from existing and new customers in the Automotive segment and increased revenues recognized from prior periods. The Automotive segment increased earned administrative fees to $4,931,468 from $1,890,255 for the September 30, 1999 quarter. These results were partially offset by lower volumes in the International segment resulting from the closing of the U.K. operations.

Our South American and Puerto Rico markets also contributed higher volumes from existing and new customers although earned administrative fees from the total International segment declined from $656.859 for the quarter ended September 30, 1999 to $488,457 in the current quarter due to the closing of the U.K. operations.

Effective September 30, 2000, the Company ceased operations in the U.K. The closing was a result of unprofitable operations and will immediately benefit the bottom line. Over the past fiscal year ended March 31, 2000 the United Kingdom operation produced losses in excess of $4.1 million. Going forward, Warrantech International's focus will be on growing and developing its higher-margin Latin American operations.

Service, selling and general and administrative expenses (SG&A) for the three months ended September 30, 2000 were reduced by $2,819,308 or 22.5% to $9,738,490 as compared to $12,557,798 for the three months ended September 30, 1999. The decrease in SG&A expenses reflects the Company's improved technologies and cost-cutting measures. Total employee and payroll related costs were down 21% from $7,269,277 for the quarter ended September 30, 1999 to $5,725,795 in the current quarter.

Depreciation and amortization were $1,837,294 for the three months ended September 30, 2000 as compared to $1,457,331 for the same period last year due primarily to capital additions related to the Company's ongoing upgrade of its computer systems.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year. The Provision for income taxes for the three months ended September 30, 2000 has been reduced by approximately $400,000 resulting from the loss on abandonment of approximately $1,050,000 of net assets from its U.K. operations.

Net income for the three months ended September 30, 2000 was $692,383 or $.05 per diluted share compared to a net loss of ($2,584,073) or ($.17) per diluted share for the comparable period last year. This change is the result of the amortization of prior period deferred revenues and deferred costs being recognized in the current year and the other factors listed above.

Six Months Ended September 30, 2000 Compared to the Six Months ended September 30, 1999

Earned administrative fees for the six month period ended September 30, 2000 increased to $25,297,008 as compared with $19,563,188 for the same period last year. This was an increase of $5,733,820 or 29.3% and is the result of higher volume from existing and new customers and an increase in deferred revenue recognition in the current quarter in the Automotive and Consumer Products segment. Our South American and Puerto Rico markets also contributed higher volumes from existing and new customers although earned administrative fees from the total International segment declined from $1,804,105 for the six months ended September 30, 1999 to $978,418 in the current year primarily due to the closing of the U.K. operations. Effective September 30, 2000, the Company ceased operations in the U.K. The closing was a result of unprofitable operations and will immediately benefit the bottom line. Over the past Fiscal Year Ended March 31, 2000 the United Kingdom operation produced losses in excess of $4.1 million.

Service, selling and general and administrative expenses (SG&A) for the six months ended September 30, 2000 were reduced by $5,721,118 or 22.4% to $19,836,632 as compared to $25,557,750 for the six months ended September 30, 1999. The decrease in SG&A expenses reflects the Company's improved technologies and cost-cutting measures.

Depreciation and amortization were $3,382,220 for the six months ended September 30, 2000 as compared to $2,870,678 for the same period last year due primarily to capital additions related to the Company's ongoing upgrade of its computer systems.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year. The Provision for income taxes for the six months ended September 30, 2000 has been reduced by approximately $400,000 resulting from the loss on abandonment of approximately $1,050,000 of net assets from its U.K. operations.

Net income for the six months ended September 30, 2000 was $932,983 or $0.06 per diluted share compared to a net loss of ($6,016,337) or ($0.40) per diluted share for the comparable period last year. This change is the result of the amortization of prior period deferred revenues and deferred costs being recognized in the current year and the other factors listed above.

Liquidity and Financial Resources

     The primary source of liquidity during the current year was cash generated by operations. Funds were utilized for working capital expenditures as well as capital expenditures relating to the development of the Company's information systems. The Company's cash position has improved $5,056,480 from $10,035,003 at March 31, 2000 to $15,091,483 at September 30, 2000.

     The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the six months ended September 30, 2000 amounted to $264,704. The Company is presently in negotiations to obtain a bank line of credit.

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

     Working capital has improved to $804,242 at September 30, 2000 from a deficiency at June 30, 2000 of ($3,312,158). The Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. The Company is continuing its restructuring plan to consolidate operations and reduce costs. This restructuring plan includes the reduction of operational and administrative personnel, consolidation of office space and an overall review of service, selling, general and administrative expenses.

     The effects of inflation have not been significant to the Company.

PART II. Other Information

Item 1. Legal Proceedings

          The Company is from time to time involved in litigation incidental to the conduct of its business.

          On December 9, 1999, a complaint and order to show cause were filed against Warrantech Automotive, Inc. in the Supreme Court of the State of New York by American Home Assurance Company, Illinois National Insurance Company, National Union Insurance Company of Louisiana and the New Hampshire Insurance Company (collectively, "AIG") in which AIG sought to inspect and copy certain books and records kept by Warrantech in the course of the business it conducted under a General Agency Agreement ("GAA") with AIG. On December 14, 1999, this action was removed by Warrantech to the United States District Court for the Southern District of New York. The action is entitled "American Home Assurance Co., et al, v. Warrantech Automotive, Inc., 99 Civ. 12040 (BSG)." At a December 16, 1999 hearing, Warrantech agreed to make the books and records at issue available to AIG for copying. On January 24, 2000 AIG made a motion (the "Motion to Amend") to amend its complaint to add claims for replevin and a declaratory judgment seeking possession of the originals of the books and records and to add claims for breach of contract, breach of fiduciary duty, negligence and gross negligence based on allegations that Warrantech mishandled claims under the GAA. AIG seeks damages in excess of $20 million. AIG also moved for summary judgment (the "Motion for Summary Judgment") on its claims seeking possession of the books and records. In recent rulings, the court denied the Motion for Summary Judgment but granted the Motion to Amend. Warrantech believes that certain issues raised in the Service Guard litigation (described below) are also contained in this action as set forth in the amended complaint. Therefore, subsequent to the granting of the Motion to Amend in New York, Warrantech moved to have all of the issues between Warrantech and AIG consolidated in state court in Texas. The Texas court has granted that motion and AIG's appeals, to date, have been denied. A tentative trial date has been set for May of 2001. Warrantech is presently moving in the New York court to have the jurisdiction of the Texas court recognized and the New York litigation dismissed. Warrantech continues to believe that all of AIG's claims are without merit and will defend them vigorously.

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

     Service Guard has amended its Complaint to (i) limit its claims against Warrantech Automotive, Inc. and (ii) adding Warrantech Corporation as a defendant. Warrantech Corporation and Warrantech Automotive, Inc. have filed an answer denying Service Guard's allegations and have also filed a cross-claim against New Hampshire Insurance Company and AIG Warranty Services of Florida, Inc.

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


                                           WARRANTECH CORPORATION
                                     ------------------------------------------


                                       S/N/S  Joel San Antonio
                                     ------------------------------------------
                                       Joel San Antonio - Chairman of the Board
                                       Chief Executive Officer

Date: November 13, 2000

                                       S/N/S  Richard F. Gavino
                                     ------------------------------------------
                                       Richard F. Gavino - Executive Vice
                                       President and Chief Financial Officer

Date: November 13, 2000