Form 10-Q
period 2000-12-31
WARRANTECH CORP
filed 2001-02-13
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
                                    FORM 10-Q
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to
                               ----------------         -----------------------

Commission File Number          0-13084

                             WARRANTECH CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                    13-3178732
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                          Identification No.)

150 Westpark Way, Euless TX                                      76040
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code             (800) 544-9510

(Former name, former address and former fiscal year, if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at January 31, 2001
Common stock, par value $.007 per share                 15,104,557 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X


                                                                       Page No.
PART I - Financial Information:


         Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets at December 31, 2000
            (Unaudited) and March 31, 2000...................................3

            Condensed Consolidated Statements of Operations
              For the Three and Nine months Ended December 31, 2000
              and 1999 (Unaudited) ..........................................4

            Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended December 31, 2000
              and 1999 (Unaudited)...........................................5

            Notes to Condensed Consolidated Financial Statements.............6

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .........10



PART II  - Other Information.................................................13

Signatures      .............................................................14

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                    (Unaudited)
                                                    December 31,    March 31,
                                                         2000            2000
                                                    ------------    ------------
Current assets:
Cash and cash equivalents                           $ 10,079,167    $ 10,035,003


Investments in marketable securities                   3,660,212       4,638,875



Accounts receivable, (net of allowances of
 $803,725 and $1,164,125, respectively)               14,511,980      11,858,653
Other receivables, net                                 5,841,304       2,416,248
Income tax receivable                                  4,741,603       4,035,346
Deferred income taxes                                    507,376         926,321
Prepaid expenses and other current assets              1,229,843       1,238,051
                                                    ------------    ------------
   Total current assets                               40,571,485      35,148,497
                                                    ------------    ------------





Property and equipment, net                           12,362,576      15,417,255

Other assets:

Excess of cost over fair value of assets
acquired
(net of accumulated amortization of
$6,371,426 and  $5,550,861, respectively)              1,787,107       2,607,671
Deferred income taxes                                  4,140,910       8,279,643
Deferred direct costs                                 54,893,528      80,797,199
Investments in marketable securities                   1,536,511       1,499,247
Restricted cash                                          800,000         800,000
Split dollar life insurance policies                     708,262         827,262

Notes receivable                                         640,672       1,167,725
Collateral security fund                                    --           199,389
Other assets                                             171,584         177,266
                                                    ------------    ------------
          Total other assets                          64,678,574      96,355,402


                                                    ------------    ------------
                    Total Assets                    $117,612,635    $146,921,154
                                                    ============    ============




See accompanying notes to condensed consolidated financial statements.

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

                                                                                               (Unaudited)
                                                                                               December 31,              March 31,
                                                                                                  2000                    2000
                                                                                              -------------           -------------
Current liabilities:
Current maturities of long-term debt and capital lease obligations                            $     883,602           $   1,451,020
Insurance premiums payable                                                                       23,107,716              18,161,357
Accounts and commissions payable                                                                  6,841,307               8,857,556
Accrued expenses and other current liabilities                                                    9,432,709               9,491,175
                                                                                              -------------           -------------
   Total current liabilities                                                                     40,265,334              37,961,108
                                                                                              -------------           -------------

Deferred revenues                                                                                72,254,051             105,028,425

Long-term debt and capital lease obligations                                                      1,307,448               1,668,478



Deferred rent payable                                                                               317,989                 384,501
                                                                                              -------------           -------------
   Total liabilities                                                                            114,144,822             145,042,512
                                                                                              -------------           -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000 Shares
     issued  - none at December 31, 2000 and March 31, 2000                                            --                      --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued - 16,518,353 shares at December 31, 2000 and
     16,505,911 shares at March 31, 2000                                                            115,570                 115,541
   Additional paid-in capital                                                                    23,742,018              23,737,835
   Loans to directors and officers                                                               (9,738,630)             (9,505,406)
   Accumulated other comprehensive income, net of taxes                                             (51,820)               (144,132)
   Retained earnings (deficit)                                                                   (6,258,119)             (8,101,029)
                                                                                              -------------           -------------
                                                                                                  7,809,019               6,102,809
Treasury stock - at cost, 1,415,171 shares at December 31,
 and 1,211,024 shares  at March 31, 2000                                                         (4,341,206)             (4,224,167)
                                                                                              -------------           -------------
        Total Stockholders' Equity                                                                3,467,813               1,878,642
                                                                                              -------------           -------------

        Total Liabilities and Stockholders' Equity                                            $ 117,612,635           $ 146,921,154
                                                                                              =============           =============


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Three Months Ended           For the Nine Months Ended
                                                                         December 31,                        December 31,
                                                       ----------------------------------------------------------------------------
                                                                     2000             1999              2000             1999
                                                       ----------------------------------------------------------------------------
Earned Administrative Fee                                          $ 11,724,995     $ 10,716,014      $ 37,022,003     $ 30,279,202
                                                                   ------------     ------------      ------------     ------------
    (Net of amortization of deferred costs)

Costs and expenses
   Service, selling, and general and administrative                   9,177,970       11,311,378        29,014,602       36,869,128
   Depreciation and amortization                                      1,476,477        1,504,709         4,858,697        4,375,387
   Loss on abandonment of assets                                                                         1,049,552
                                                                   ------------     ------------      ------------     ------------
Total costs and expenses                                             10,654,447       12,816,087        34,922,851       41,244,515
                                                                   ------------     ------------      ------------     ------------

Income (loss) from continuing operations                              1,070,548       (2,100,073)        2,099,152      (10,965,313)

Other income (expense)                                                  238,967          275,742           643,751          786,189
                                                                   ------------     ------------      ------------     ------------

Income (loss) before provision for income taxes                       1,309,515       (1,824,331)        2,742,903      (10,179,124)
Provision (benefit) for income taxes                                    399,588         (172,119)          899,993       (2,510,575)
                                                                   ------------     ------------      ------------     ------------

Net income (loss)                                                  $    909,927     ($ 1,652,212)     $  1,842,910     ($ 7,668,549)
                                                                   ============     ============      ============     ============

Earnings per share:
Basic                                                              $       0.06     ($      0.11)     $       0.12     ($      0.50)
                                                                   ============     ============      ============     ============
Diluted                                                            $       0.06     ($      0.11)     $       0.12     ($      0.50)
                                                                   ============     ============      ============     ============

Weighted average number of shares outstanding:
Basic                                                                15,280,549       15,196,263        15,318,259       15,214,422
                                                                   ============     ============      ============     ============
Diluted                                                              15,280,549       15,196,263        15,318,259       15,214,422
                                                                   ============     ============      ============     ============




See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        For the Nine Months Ended
                                                                                               December 31,
                                                                                      2000                       1999
                                                                                   ------------             ------------
Net cash flows from operating activities                                           $  1,131,231             $    925,322
                                                                                   ------------             ------------
Cash flows from investing activities:
  Property and equipment purchased-net of retirements                                (1,302,880)              (3,280,179)
  Purchase of marketable securities                                                    (475,000)              (3,600,000)
  Proceeds from sales of marketable securities                                        1,300,000                2,835,000
                                                                                   ------------             ------------
Net cash (used in) investing activities                                                (477,880)              (4,045,179)
                                                                                   ------------             ------------
Cash flows from financing activities:
    (Increase) decrease in notes receivable                                             527,053               (1,029,966)
    Exercise of common stock options and stock grants                                      --                      8,982
    Purchase treasury stock                                                            (308,920)
    Issuance of treasury stock                                                          191,881                  (37,191)
    Repayments, notes and capital leases                                             (1,019,201)              (1,252,697)
                                                                                   ------------             ------------
Net cash (used in) financing activities                                                (609,187)              (2,310,872)
                                                                                   ------------             ------------

Net increase (decrease) in cash and cash equivalents                                     44,164               (5,430,729)

Cash and cash equivalents at beginning of period                                     10,035,003               15,032,473
                                                                                   ------------             ------------
Cash and cash equivalents at end of period                                         $ 10,079,167             $  9,601,744
                                                                                   ============             ============

Supplemental Cash Flow Information:
Cash payments made during the period for:
   Interest                                                                        $    188,021             $    349,489
                                                                                   ============             ============
   Income taxes                                                                    $    265,599             $     95,238
                                                                                   ============             ============

Non-Cash Investing and financing activities:
    Property and equipment financed through capital leases                         $    399,195             $    616,830
    Increase in loans to officers and directors                                        (233,224)                (401,353)


See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000
                                   (Unaudited)

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

2.  BASIS OF PRESENTATION


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10K/A for the year ended March 31, 2000.

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

3. COMPREHENSIVE INCOME


The components of comprehensive income are as follows:


                                                                For the Three Months Ended            For the Nine Months Ended
                                           ----------------------------------------------------------------------------------------
                                                                        December 31,                       December 31,
                                           ----------------------------------------------------------------------------------------
                                                                  2000              1999              2000                1999
                                           ----------------------------------------------------------------------------------------
Net income(loss)                                               $   909,927        ($1,652,212)       $ 1,842,910        ($7,668,549)
Other Comprehensive Income, net of tax
   Unrealized gain(loss) on investments                              6,626            (10,620)            13,393            (19,551)
   Foreign currency translation adjustments                           (115)            75,933             78,919             33,431
                                                               -----------        -----------        -----------        -----------
Comprehensive Income                                           $   916,438        ($1,586,899)       $ 1,935,222        ($7,654,669)
                                                               ===========        ===========        ===========        ===========

Comprehensive income per share:
Basic                                                          $      0.06        ($     0.10)       $      0.13        ($     0.50)
                                                               ===========        ===========        ===========        ===========
Diluted                                                        $      0.06        ($     0.10)       $      0.13        ($     0.50)
                                                               ===========        ===========        ===========        ===========

The components of accumulated                                 December 31,          March 31,
comprehensive income are as follows:                                 2000               2000
                                                              -----------        -----------

Unrealized gain/(loss) on investments                          ($    3,339)       ($   16,732)
Accumulated translation adjustments                                (48,481)          (127,400)
                                                               -----------        -----------
                                                              ( $   51,820)       ($  144,132)
                                                               ===========        ===========

4.  EARNINGS PER SHARE


                                                               For the Three Months Ended        For the Nine Months Ended
                                                            ----------------------------------  ----------------------------
                                                                      December 31,                     December 31,
                                                            ----------------------------------  ----------------------------
                                                                      2000             1999             2000              1999
                                                            ----------------------------------  --------------    ------------
     Numerator:
        Net income (loss) applicable to common stock            $  909,927      ($1,652,212)      $1,842,910      ($ 7,668,549)
                                                                ==========      ===========       ==========      ============
     Denominator:
         Average outstanding shares used in the
         computation of per share earnings:
           Common Stock issued-Basic shares                     15,280,549       15,196,263       15,318,259        15,214,422
           Stock Options (treasury method)                            --               --               --                --
                                                                ----------      -----------       ----------      ------------
           Diluted shares                                       15,280,549       15,196,263       15,318,259        15,214,422
                                                                ==========      ===========       ==========      ============
     Earnings Per Common Share:
        Basic                                                   $     0.06      ($     0.11)      $     0.12      ($      0.50)
                                                                ==========      ===========       ==========      ============
        Diluted                                                 $     0.06      ($     0.11)      $     0.12      ($      0.50)
                                                                ==========      ===========       ==========      ============

In a net loss position options are anti-dilutive.

5.   SEGMENTS

The Company defines its operations into three business segments: Automotive, Consumer Products and International. All Other includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to the three business segments.


                                                   Consumer                          Reportable
Three Months Ended                Automotive       Products        International     Segments            Other          Total
                                ---------------   -------------   ---------------   --------------   --------------   ------------
December 31, 2000
Earned administrative fee        $   2,509,866    $   9,023,575    $     266,511    $  11,799,952    ($     74,957)   $  11,724,995
Income (loss) from operations          682,982        3,995,214   ($     462,276)       4,215,920       (3,145,372)       1,070,548
Pretax Income (Loss)                  (384,685)       1,988,289   ($     556,781)       1,046,823          262,692        1,309,515
Net Interest Income                     17,309           39,314    $           0           56,623          176,904          233,527
Depreciation/Amortization              205,564          447,269    $      18,580          671,413          805,064        1,476,477

December 31, 1999
Earned administrative fee        $   2,347,422    $   8,240,856    $     223,405    $  10,811,683    ($     95,669)   $  10,716,014
Income (loss) from operations          335,080        2,564,012       (1,890,839)       1,008,253       (3,108,326)      (2,100,073)
Pretax Income (Loss)                  (628,008)         629,235       (2,632,118)      (2,630,891)         806,560       (1,824,331)
Net Interest Income                     12,782           31,179             (162)          43,799          291,418          335,217
Depreciation/Amortization              183,593          409,495          230,614          823,702          681,007        1,504,709

Nine Months Ended
December 31, 2000
Earned administrative fee        $  11,654,587    $  24,395,660    $   1,244,929    $  37,295,176    ($    273,173)   $  37,022,003
Income (loss) from operations        6,140,450        9,295,148         (384,381)      15,051,217      (12,952,065)       2,099,152
Pretax Income (Loss)                 3,202,205        3,690,129        7,546,446       14,438,780      (11,695,877)       2,742,903
Net Interest Income                     46,658           51,564          (15,853)          82,369          542,570          624,939
Depreciation/Amortization              628,391        1,388,672          750,128        2,767,191        2,091,506        4,858,697
Total Assets                        49,260,611       52,312,487        2,786,255      104,359,353       13,253,282      117,612,635

December 31, 1999
Earned administrative fee        $   7,818,247    $  20,978,554    $   2,027,510    $  30,824,311    ($    545,109)   $  30,279,202
Income (loss) from operations        1,510,651        1,160,243       (3,766,166)      (1,095,272)      (9,870,041)     (10,965,313)
Pretax Income (Loss)                (1,611,456)      (5,092,023)      (4,792,653)     (11,496,132)       1,317,008      (10,179,124)
Net Interest Income                     31,259           54,492              338           86,089          717,812          803,901
Depreciation/Amortization              553,858        1,139,977          668,499        2,362,334        2,013,053        4,375,387
Total Assets                        69,617,307       69,481,141        6,773,465      145,871,913       16,764,302      162,636,215

6. SIGNIFICANT CUSTOMERS


The Company has one significant customer, Staples, which accounted for approximately 13% and 10% respectively, of consolidated gross revenues for the nine months ended December 31, 2000, and 1999. As a rate increase needed to sustain profitability on the renewal of the service contract agreement with Staples could not be reached, the Staples program will expire as of February 27, 2001. The loss of the Staples contract will have a significant adverse impact on the amount of future earned administrative fees.

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

Results of Operations

Three Months Ended December 31, 2000 Compared to the Three Months Ended December 31, 1999


Net earned administrative fees for the three month period ended December 31, 2000 increased to $11,724,995 as compared with $10,716,014 for the same period a year ago. This was an increase of $1,008,981 or 9.4%. The change was primarily attributed to improved margins and increased revenues recognized from prior periods. The Automotive segment increased earned administrative fees to $2,509,866 from $2,347,422 for the December 31, 1999 quarter. The Consumer Products segment increased to $9,023,575 from $8,240,856 for same in the period prior year.

 Our South American and Puerto Rico markets also contributed higher volumes from existing and new customers as earned administrative fees from the total International segment increased to $266,511 from $223,405 for the quarter ended December 31, 1999.

Service, selling and general and administrative expenses (SG&A) for the three months ended December 31, 2000 were reduced by $2,133,408 or 18.9% to $9,177,970 as compared to $11,311,378 for the three months ended December 31, 1999. The decrease in SG&A expenses reflects the Company's improved technologies, cost-cutting measures and the closing of the United Kingdom operations as of September 30, 2000. Total employee and payroll related costs were down 15% from $6,170,737 for the quarter ended December 31, 1999 to $5,261,768 in the current quarter.

Depreciation and amortization were reduced by $28,232 to $1,476,477 for the three months ended December 31, 2000 as compared to $1,504,709 for the same period last year due primarily to the closing of the United Kingdom operations effective September 30, 2000.

Net income for the three months ended December 31, 2000 was $909,927 or $.06 per diluted share compared to a net loss of ($1,652,212) or ($.11) per diluted share for the comparable period last year. This change is the result of the amortization of prior period deferred revenues and deferred costs being recognized in the current year and the other factors listed above.

Nine Months Ended December 31, 2000 Compared to the Nine Months Ended December 31, 1999

Earned administrative fees for the nine month period ended December 31, 2000 increased to $37,022,003 as compared with $30,279,202 for the same period last year. This was an increase of $6,742,801 or 22.3% and is the result of higher volume from existing and new customers and an increase in deferred revenue recognition in the current quarter in the Automotive and Consumer Products segment. Our South American and Puerto Rico markets also contributed higher volumes from existing and new customers although earned administrative fees from the total International segment declined from $2,027,510 for the nine months ended December 31, 1999 to $1,244,929 in the current year primarily due to the closing of the United Kingdom operations. Effective September 30, 2000, the Company ceased operations in the United Kingdom. The closing was a result of unprofitable operations and will immediately benefit the bottom line. Over the past Fiscal Year Ended March 31, 2000 the United Kingdom operation produced losses in excess of $4.1 million.

Service, selling and general and administrative expenses (SG&A) for the nine months ended December 31, 2000 were reduced by $7,854,526 or 21.3% to $29,014,602 as compared to $36,869,128 for the nine months ended December 31, 1999. The decrease in SG&A expenses reflects the Company's improved technologies, cost-cutting measures and the closing of the United Kingdom operations as of September 30, 2000.

Depreciation and amortization were $4,858,697 for the nine months ended December 31, 2000 as compared to $4,375,387 for the same period last year due primarily to capital additions related to the Company's ongoing upgrade of its computer systems.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year. The Provision for income taxes for the nine months ended December 31, 2000 has been reduced by approximately $400,000 resulting from the loss on abandonment of approximately $1,050,000 of net assets from its United Kingdom operations.

Net income for the nine months ended December 31, 2000 was $1,842,910 or $0.12 per diluted share compared to a net loss of ($7,668,549) or ($0.50) per diluted share for the comparable period last year. This change is the result of the amortization of prior period deferred revenues and deferred costs being recognized in the current year and the other factors listed above.

The foregoing Results of Operations include earned administrative fees of approximately 13% from the contract with Staples for the nine months ended December 31, 2000. As previously reported, negotiations for the renewal of the Staples contract were unsuccessful and the contract will expire on February 27, 2001. The Company anticipates that the loss of the Staples contract will have a significant impact on revenues in future periods following the expiration of the contract. The Company is not able to determine at this time whether revenues lost from the expiration of the Staples contract will be offset by revenues, if any, from additional business from existing customers and new customers.

Liquidity and Financial Resources

         The primary source of liquidity during the current year was cash generated by operations. Funds were utilized for working capital expenditures as well as capital expenditures relating to the development of the Company's information systems. The Company continues to maintain its cash position with a slight improvement to $10,079,167 from $10,035,003 at March 31, 2000.

         The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the nine months ended December 31, 2000 amounted to $399,195. The Company is presently in negotiations to obtain a bank line of credit.

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

         As of February 1, 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due on the loans and making the loans payable over five (5) years. Interest on the new loans to Messrs. Tweed and White accrues annually at the applicable federal rate (approximately 6.2%) but will first become payable on the third anniversary of the new loans and will be payable annually thereafter. The Company has also agreed to restructure the loans to Mr. San Antonio although the specific terms of the new loan agreement with Mr. San Antonio are still being negotiated. The total amount of the new loans, including the capitalized interest which accrued on the prior loans through December 31, 2000, is approximately $9,738,630.

         Working capital at December 31,2000 was $306,151 and the Company believes that internally generated funds will be sufficient to finance its current operations for at least the next twelve months. The Company is continuing its restructuring plan to consolidate operations and reduce costs. This restructuring plan includes the reduction of operational and administrative personnel, consolidation of office space and an overall review of service, selling, general and administrative expenses.

         The effects of inflation have not been significant to the Company.

PART II. Other Information

Item 1.       Legal Proceedings

                 The Company is from time to time involved in litigation incidental to the conduct of its business.

     (A) On December 9, 1999, a complaint and order to show cause were filed against Warrantech Automotive, Inc. in the Supreme Court of the State of New York by American Home Assurance Company, Illinois National Insurance Company, National Union Insurance Company of Louisiana and the New Hampshire Insurance Company (collectively, "AIG") in which AIG sought to inspect and copy certain books and records kept by Warrantech in the course of the business it conducted under a General Agency Agreement ("GAA") with AIG. On December 14, 1999, this action was removed by Warrantech to the United States District Court for the Southern District of New York. The action is entitled "American Home Assurance Co., et al, v. Warrantech Automotive, Inc., 99 Civ. 12040 (BSG)." At a December 16, 1999 hearing, Warrantech agreed to make the books and records at issue available to AIG for copying. On January 24, 2000 AIG made a motion to amend its complaint to add claims for replevin and a declaratory judgment seeking possession of the originals of the books and records and to add claims for breach of contract, breach of fiduciary duty, negligence and gross negligence based on allegations that Warrantech mishandled claims under the GAA. AIG seeks damages in excess of $20 million. AIG also moved for summary judgment (the "Motion for Summary Judgment") on its claims seeking possession of the books and records. Although the court has denied AIG's motion for summary judgment, the court has granted AIG permission to amend its complaint as set forth above. Warrantech believes that certain issues raised in the Service Guard litigation (described below) are also contained in this action as set forth in the amended complaint. Therefore, subsequent to the granting of the Motion to Amend in New York, Warrantech moved to have all of the issues between Warrantech and AIG consolidated in state court in Texas. The Texas court has granted that motion and AIG's appeals, to date, have been denied. A tentative trial date has been set for May of 2001. Warrantech is presently moving in the New York court to have the jurisdiction of the Texas court recognized and the New York litigation dismissed. Warrantech continues to believe that all of AIG's claims are without merit and will defend them vigorously. At present, the parties are working through an extensive deposition schedule.

     (B)         Service Guard Insurance Agency, Inc. ("Service Guard") v.
     Warrantech Automotive, Inc., New Hampshire Insurance Company, Ronald Glime and Christopher Ford, Cause No. 99-12650, pending in the 126th Judicial District Court of Travis County, Texas. Service Guard filed suit against Warrantech Automotive and New Hampshire Insurance Company on October 28, 1999, seeking an injunction to transfer claims-handling administration over automobile warranty claims to a third-party, and seeking an unspecified amount of damages attributed to alleged improper claims handling and tortious interference with contract. Service Guard never pursued its original request for injunctive relief. On January 27, 2000, Service Guard amended its petition to add AIG Warranty Services as a defendant, again seeking to recover an unspecified amount of damages from all defendants. On February 2, 2000, Service Guard filed an application for a temporary restraining order against New Hampshire Insurance Company and AIG Warranty Services to mediate within twenty-one days the disputes that form the basis for the requested injunctive relief. Warrantech, Ford and Glime believe Service Guard's claims against them are wholly without merit and intend to vigorously defend against those claims.

     Service Guard has amended its Complaint to (i) limit its claims against Warrantech Automotive, Inc. and (ii) adding Warrantech Corporation as a defendant. Warrantech Corporation and Warrantech Automotive, Inc. have filed an answer denying Service Guard's allegations and have also filed a cross-claim against New Hampshire Insurance Company and AIG Warranty Services of Florida, Inc.

     Warrantech has filed a claim for coverage of the above mentioned claims under an errors and omissions policy issued by National Union fire Insurance Company of Pittsburgh, PA., a member of the AIG family of insurance companies ("National Union"). On June 7, 2000, National Union filed a complaint in the Supreme Court of the State of New York, County of New York, against Warrantech Automotive, Inc. and Warrantech Corporation. The complaint seeks a declaration from the court that National Union has no obligation under the policy to pay any of the claims submitted. Warrantech believes National Union's position is without merit and is contesting the action vigorously.


     (C) In the Matter of the Arbitration between ACE Property and Casualty Insurance Company f/k/a CIGNA Property and Casualty Insurance Company v. Warrantech Corporation, Warrantech Consumer Product Services, Inc., WCPS of Florida, Inc. and Warrantech Help Desk, Inc. In accordance with that certain Administrative Agreement, effective as of August 1, 1997, between the various Warrantech entities set forth above and CIGNA, ACE has made demand for arbitration in accordance with Section 18 of the Agreement. ACE asserts a variety of claims against the Warrantech entities that can be divided into two general categories. The first arise out of Warrantech's administration of its service contract program with CompUSA, both prior to and immediately following the termination of the relationship between Warrantech and CompUSA. The remaining claims relate to Warrantech's general claims handling procedures. Although all claims have not been set forth with specificity, it is evident that ACE is seeking to recover damages in an amount in excess of Five Million Dollars ($5,000,000)

     ACE has provided Warrantech with its Preliminary Statement and the arbitration panel has been appointed. On January 19, 2001, the parties met in Philadelphia to negotiate an arbitration schedule. As of the date hereof, Warrantech is preparing its response and discovery requests are being formulated. Warrantech believes the claims are without merit and intends to defend them vigorously.


     (D)        Staples the Office Superstore, Inc. v. ACE Property and
     Casualty Insurance Company, Warrantech Consumer Product Services, Inc. and Warrantech Help Desk, Inc., No. 2001-02277, District Court of Harris County, Texas. In accordance with a Service Contract Administration Agreement, Warrantech administered a service contract program for Staples. For a period of time, that program was underwritten by ACE Property and Casualty Insurance Company (f/k/a CIGNA Property and Casualty Insurance Company). In December 2000, ACE informed Warrantech that it was implementing changes in the process pursuant to which claims underwritten by ACE were to be adjusted and paid. Although Warrantech would continue to take inbound calls and validate coverage, ACE would now confirm diagnoses, dispatch service and pay servicer invoices. Shortly after implementation of these changes, Staples reported that it had witnessed a material increase in complaints from customers holding service contracts underwritten by ACE. These complaints were primarily focused on inordinate delays in service delivery. Although Staples discussed these problems with Warrantech, ACE continued to operate under the new claims handling procedures. In an effort to satisfy customer complaints, Staples states that it has spent a substantial amount of its own funds to repair or replace covered products.

     This action has two distinct components. Initially, Staples sought a Temporary Injunction against ACE and Warrantech. The motion, as filed, asked that (i) Staples be given control of the toll free telephone lines on which customers call for service and (ii) ACE be required to re-institute those claims handling procedures that were in place prior to December 2000. On January 22, 2001, a hearing was held on this motion. The parties have negotiated an Agreed Order pursuant to which claims underwritten by ACE will be handled on a go-forward basis. Staples is also pursuing an action for damages against both ACE and Warrantech. It seeks to recover the amounts it has spent to satisfy its customers and certain unspecified amounts representing loss of business and damage to its reputation. Its entitlement to these amounts is based on a variety of theories including breach of contract, fraud, and tortuous interference with business.

     Warrantech believes the claims as asserted against it are without merit. Warrantech also believes it has meritorious claims against ACE arising out of these allegations which claims may be asserted in this litigation or in the arbitration referred to above.

     Warrantech is not able to estimate its potential liability in any of the above actions although Warrantech believes that these matters are without merit, and accordingly, no reserves for potential liabilities have been provided for either of these actions.











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



                                                WARRANTECH CORPORATION



                                                S/N/S  Joel San Antonio
                                                Joel San Antonio - Chairman of
                                                the Board
                                                Chief Executive Officer


Date: February 12, 2001

                                                S/N/S  Richard F. Gavino
                                                Richard F. Gavino - Executive
                                                Vice President and
                                                Chief Financial Officer


Date: February 12, 2001