Form 10-K405
period 2001-03-31
WARRANTECH CORP
filed 2001-06-29
CIK 735571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

(Mark One)
[  X  ]                             FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2001

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the transition period from         to

                           Commission File No. 0-13084

                             WARRANTECH CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              13-3178732
    -------------------------------        ---------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

     150 Westpark Way Euless, Texas                      76040
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip Code)

        Registrant's telephone number, including area code (800) 544-9510
          Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of each Exchange on which registered
        -------------------          -----------------------------------------
   Common Stock $.007 par value                         None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.007 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by checkmark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                    No
   ----------                ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K [ X ].

         The number of shares outstanding of the Registrant's common stock is 15,104,557 as of May 31, 2001.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant is $6,047,839 as of May 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended are incorporated by reference in
Part III.

Index to Exhibits is on page 45
Document contains 48 pages

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                                        PAGE NO.
                                     PART I

Item 1.    Business..............................................................................            3
Item 2.    Properties............................................................................            8
Item 3.    Legal Proceedings.....................................................................            8
Item 4.    Submission of Matters to a Vote of Security Holders...................................            8

                                     PART II

Item 5.    Market of the Registrant's Common Equity and Related Stockholder Matters .............             9
Item 6.    Selected Financial Data...............................................................            10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations............................................................................            11
Item 7A.   Qualitative and Quantitative Disclosures About Market Risk............................            16
Item 8.    Financial Statements and Supplementary Data...........................................            17
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosures...........................................................................            39

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ...................................            43
Item 11.   Executive Compensation................................................................            43
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................            43
Item 13.   Certain Relationships and Related Transactions........................................            43

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................            45
Signatures      .................................................................................            48

                                     PART I

Warrantech Corporation (a Delaware corporation) and its subsidiaries (collectively, "Warrantech" or the "Company") maintains executive offices and operating facilities at 150 Westpark Way and 1441 West Airport Freeway, Euless, Texas 76040, as well as other Texas locations. The telephone number of the executive offices is (800) 544-9510.

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

The Company operates under three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, recreational vehicles and automotive components. These products are sold principally by franchised and independent automobile dealers, leasing companies, repair facilities, retail stores and financial institutions. The Consumer Products segment markets and administers extended warranties and product replacement plans on household appliances, electronics and homes. These products include home appliances, consumer electronics, televisions, computers, home office equipment and homes. These products are sold principally by retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also direct markets these products to the ultimate consumer through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean.

The predominant terms of the service contracts, extended warranties and replacement contracts range from twelve (12) to eighty-four (84) months. The Company acts as a third party administrator on behalf of the dealer/clients and insurance companies. The actual repairs and/or replacements required under the agreements are performed by independent third party authorized repair facilities or dealers. The cost of these repairs is borne by the insurance companies, which have the ultimate responsibility for the claims. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

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

The programs marketed and administered by Warrantech Automotive require that the dealer enter into an agreement whereby Warrantech Automotive is the provider of services to the dealer. Among these services are the development and distribution of marketing materials, processing of dealer produced VSC's and the administration and payment of claims filed by contract holders under the terms of their VSC.

Warrantech Automotive utilizes the services of independent agents to call on dealers to solicit their use of the VSC programs. At this time, Warrantech Automotive is represented by more than 90 agents in 46 states as well as Canada.

With respect to the VSC programs that Warrantech Automotive markets and administers, liability is borne by insurers who have issued insurance policies to assume this risk in exchange for the payment of agreed upon premiums and fees. Currently, the Company has an agreement with Great American Insurance Company in which new Warrantech programs are insured. Previously, a portion of the Warrantech VSC programs were insured by Reliance Insurance Group, the New Hampshire Insurance Company or other American International Group, Inc. ("AIG") member companies.

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

Warrantech Consumer Products Segment

The Company's Consumer Products segment develops, markets and administers consumer product extended warranties and product replacement plans on household appliances, electronics and homes and offers call center and technical computer services. These products include home appliances, consumer electronics, televisions, computers, home office equipment and homes. These products are sold principally through retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also direct markets these products to the ultimate consumer through telemarketing and direct mail campaigns. The extended warranties and product replacement plans administered by Warrantech Consumer Products are service contracts between the retailer/dealer and/or the insurance company and the purchaser that offers coverages, which run predominantly from twelve (12) to sixty (60) months.

During the fiscal years ended March 31, 2001 and 2000, the Consumer Products segment had one significant customer. Staples accounted for approximately 23%, 23% and 11% of gross revenue of this business segment for fiscal years ended March 31, 2001, 2000 and 1999, respectively. Warrantech could not reach an agreement with Staples, which would not erode profitability on the renewal of its contract service program; therefore the program expired on February 26, 2001.

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

It is essential to the success of Warrantech Consumer Products that it be able to capture, maintain, and analyze all relevant information about its service contracts. To support this function, Warrantech has internally developed application programs that allow the tracking of a database for millions of service contracts. These programs allow for the development of current and historical statistical data, which are used to monitor its service contract program performances and the support the significant growth of Warrantech's Consumer Products business.

Warrantech International Segment

In July 1995, Warrantech International, Inc. (WII) acquired Home Guarantee Corporation Plc. (subsequently renamed Warrantech Europe Plc.), a British company which marketed home warranty products in the United Kingdom covering mechanical breakdowns of the working systems and components in homes (e.g., furnaces, electrical and plumbing systems and major appliances). In addition to home warranty products, Warrantech Europe's business was expanded to include extended warranties on a wide range of products including automobiles, business equipment, office and home computers, mobile telephones and major appliances as well as credit card enhancement programs similar to those marketed in the United States. WII also provided database management, marketing, training, brokerage services and customer care service for clients in the automotive, financial, manufacturing, retail and service sectors, including other segments of the Company. As a result of continuous unprofitable operations, the Company ceased operations in the United Kingdom in September 2000.

Warrantech International also conducts its efforts on a direct basis and has developed relationships with retailers and distributors throughout the Caribbean, Central and South America. The Company is currently doing business in Puerto Rico, Guatemala, Chile and Peru and plans to expand into Argentina and Brazil during fiscal year 2002. The expansion in these markets will be aided by Warrantech's strategic alliance with Atento a multi-national call center owned by Spain's Grupo Telefonica. This alliance will allow Warrantech to readily enter the market in those countries in Latin America where Atento has call center operations.

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

Sales training and motivational programs are a primary form of specialized assistance provided by the Company to retailers/dealers, distributors and manufacturers to assist them in increasing the effectiveness and profitability of their service contract program sales efforts. The Company also develops materials and provides educational seminars. These seminars are conducted either at the client's place of business, an offsite facility or at the Company's state-of-the-art training facility at its Euless, Texas administrative offices. This facility features the latest in audio/video technology that enhances the training and learning experience.

Warrantech also direct markets to the ultimate consumer through telemarketing and direct mail campaigns. The direct marketing campaigns generate sales through renewals of expiring contracts and second-effort sales to customers who did not buy an extended service contract at the time of purchase.

Significant Customers

The Company had one significant customer, Staples, during the fiscal year ended March 31, 2001. Staples accounted for approximately 10%, 10% and 6%, respectively, of consolidated gross revenues for the years ended March 31, 2001, 2000 and 1999, respectively. The loss of the Staples program, which expired February 26, 2001, could hinder the Company's ability to reflect a profit in the quarter ended June 30, 2001.

Competition

Warrantech competes with a number of independent administrators, divisions of distributors and manufacturers, financial institutions and insurance companies. The Company believes that it occupies a preeminent position among competitors in its field. The Company may not be the largest marketer and administrator of service contracts and limited warranties, and some competitors may have greater operating experience, more employees and/or greater financial resources. Further, many manufacturers, particularly those producing motor vehicles, market and administer their own service contract programs for and through their dealers.

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

The insurance protection is provided by highly rated independent insurance companies. Domestically, this includes Great American Insurance Company which is rated A - (Excellent), CIGNA Insurance Company owned by (ACE) which is rated A - (Excellent) and Reliance Insurance Group which is currently not rated, but has secured a reinsurance agreement with a subsidiary insurance company which is rated A - (Excellent). Other programs have been or are currently insured by New Hampshire Insurance Company, and other AIG member companies and Tokio Marine & Fire Insurance Company each of which is rated A++ (Superior) and by Zurich American Insurance Company, which is rated A+ (Superior). Internationally, insurance protection is provided by Cruz del Sur in Chile, La Positiva in Peru, and Universal Insurance Company in Puerto Rico, which is rated A - (Excellent). All domestic ratings and Puerto Rico are made by A.M. Best Company

In accordance with the arrangements with these insurers, a fixed amount is remitted for each service contract or limited warranty sold. The amount is contractually agreed upon and is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. The insured or the Company is not obligated to the insurer if claims exceed the premiums remitted.

Additionally, agreements between the Company and the insurers may contain profit-sharing features that permit the Company to share in underwriting profits earned by the service contract programs. The amounts to be received, if any, are determined in accordance with certain specified formulae by the type of program and by policy year. Certain of these agreements require interim calculations and distributions for various programs, with final calculations being made as contracts expire by term. The Company did not accrue or receive any profit sharing amounts during the 2001, 2000 or 1999 fiscal years.

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

Generally, these statutes apply to the scope of service contract coverage and content of the service contract or limited warranty document. In such instances, the state statute will require that specific wording be included in the service contract or limited warranty expressly stating the consumer's rights in the event of a claim, how the service contract may be canceled and identification of the insurance company that indemnifies the dealers, distributors or manufacturers against loss for performance under the terms of the service contract.

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

There are instances where the applicability of statutes and regulations to programs marketed and administered by the Company and compliance therewith, involve issues of interpretation. The Company uses its best efforts to comply with applicable statutes and regulations but it cannot assure that its interpretations, if challenged, would be upheld by a court or regulatory body. In any situation in which the Company has been specifically notified by any regulatory body that its methods of doing business were not in compliance with state regulations, the Company has taken the steps necessary to comply.

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

Intellectual Properties

The Company holds numerous registered United States trademarks, the most important of which are the "Warrantech" and its stylized "W" logo service marks. The Company and its trademark counsel keep the registration for all service marks current. Additional service marks are registered covering subsidiary names and product names and descriptions.

The Company developed proprietary software that consists of custom designed relational databases with interactive capabilities. Essential to the success of Warrantech Automotive and Warrantech Consumer Products is its ability to capture, maintain, track and analyze all relevant data regarding a VSC and service contract. Development costs associated with this proprietary software have been capitalized and are being amortized over the expected useful life of the software.

Employees

The Company and its subsidiaries employed approximately 457 individuals as of March 31, 2001, a decrease of approximately 118 employees over the preceding fiscal year. The decrease is attributable to the consolidation and cost reduction initiatives instituted by the Company. As of May 25, 2001 the Company had approximately 465 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Financial information about foreign and domestic operations

Refer to Item 8 - Consolidated Financial Statements and Supplementary Data, in this Annual Report, Footnote 17 in the Notes to Consolidated Financial Statements, for financial information related to the Company's foreign and domestic operations.

ITEM 2. PROPERTIES

The Company's executive offices are located in leased premises at 150 Westpark Way, Euless, Texas. The premises, consisting of approximately 29,531 square feet, are leased pursuant to three separate lease agreements. These leases expire through July 31, 2003 and provide for remaining annual base rent payments ranging from $415,350 to $426,544. These premises also accommodate the Company's Home Services and Direct Marketing operations.

Effective April 15, 1996, the Company signed leases for an additional 48,053 square feet at 1441 West Airport Freeway, Euless, Texas to accommodate its expanding operations. These premises are being leased pursuant to lease agreements expiring March 31, 2004. These leases provide for annual base rent payments of $570,185. These premises accommodate the Company's Automotive and Consumer Products operations.

Warrantech International's Puerto Rico operations are located in leased premises at 1225 Ponce de Leon Avenue, Santurce, Puerto Rico pursuant to a lease agreement that expires March 31, 2003. The lease provides for annual base rent payments of $54,928.

Warrantech International's Chile operations are located in leased premises at Avenida 11 de Septembre No. 1881 Officia No. 1619 Providencia, Santiago, Chile. This office supports the operations in Chile, and is displayed as the Company's flagship operation to pursue and help implement the Company's international expansion strategies throughout South America. The lease agreement provides for monthly base rent payments of $1,750.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 11 of the Notes to Consolidated Financial Statements on page 29 under the subheading "Litigation" which is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR WARRANTECH'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company, $.007 par value (the "Common Stock") had been reported in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), and on NASDAQ's National Market System ("NMS"), under the trading symbol "WTEC". The Company was delisted from NASDAQ on September 3, 1999. The Common Stock now trades Over-The-Counter ("OTC"), an electronic quotation service for National Association of Securities Dealers Market Makers. It is the Company's intention to again seek to be listed on NASDAQ or the American Stock Exchange if and when the Company satisfies the requirements for listing.

As of May 31, 2001, there were 15,104,557 shares of outstanding Common Stock and approximately 938 stockholders of record. On that date, the closing bid price for the Common Stock, as reported on the OTC was $0.73.

Following is a summary of the price range of the Company's Common Stock during fiscal years 2001 and 2000:

Common Stock

                                 Fiscal 2001                Fiscal 2000
                                 -----------                -----------
     Quarter                    High & Low Bid             High & Low Bid
     -------                    ---------------            --------------
First                        $ 2.00        $   0.69       $ 3.81        $ 2.13
Second                       $ 1.63        $   0.53       $ 2.75        $ 0.63
Third                        $ 1.02        $   0.38       $ 1.97        $ 0.59
Fourth                       $ 0.88        $   0.53       $ 2.13        $ 0.59


Dividends

No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid

ITEM 6. SELECTED FINANCIAL DATA

         The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes as of and for the years ended March 31, 2001, 2000 and 1999.

                                                                       FOR THE YEARS ENDED MARCH 31,
                                                                       -----------------------------
                                             2001               2000                1999            1998 (a)           1997 (a)
                                             ----               ----                ----            --------           --------
Net Earned Administrative Fee           $  49,700,944      $  43,319,781       $  50,727,313       $  62,686,102      $  43,569,874
                                        =============      =============       =============       =============      =============
Profit (loss) from Operations           $   2,463,492      ($ 11,874,287)      ($ 12,232,124)      $   8,513,036      $   3,896,250
                                        =============      =============       =============       =============      =============
Net income (loss)                       $   1,866,924      ($  8,206,183)      ($  7,639,725)      $   5,619,823      $   2,284,867
                                        =============      =============       =============       =============      =============
Basic earnings (loss) per common
share                                   $        0.12      ($       0.54)      ($       0.51)      $        0.42      $        0.18
                                        =============      =============       =============       =============      =============
Diluted earnings (loss) per common
share                                   $        0.12      ($       0.54)      ($       0.51)      $        0.36      $        0.15
                                        =============      =============       =============       =============      =============

Cash dividend declared                       None               None                None                None               None
                                        =============      =============       =============       =============      =============
Total assets                            $  97,117,173      $ 146,921,154       $ 186,910,270       $ 152,811,266      $ 117,120,031
                                        =============      =============       =============       =============      =============
Long-term debt and
   capital lease obligations                1,209,853          1,668,478       $   2,420,967       $   2,153,286      $   2,491,786
                                        =============      =============       =============       =============      =============
Common stockholders' equity             $   3,417,944      $   1,878,642       $  10,400,002       $  21,533,883      $  14,692,083
                                        =============      =============       =============       =============      =============

(a) The financial information for the fiscal years ended March 31, 1998, and 1997 has been restated to effect the change in accounting policy adopted in the fiscal year ended March 31, 1999 for the recognition of revenue on service contracts.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs (d) regulatory or legal changes affecting the Company's business, (e) loss of business from or significant change in relationship with, any major customer of the Company, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, or (g) ability to secure necessary capital for general operating or expansion purposes. Additionally, the Company is engaged in discussions with Staples concerning administration fees which have not been paid by Staples. If the discussions are concluded favorably, there will be a positive impact on the Company's results of operations. Should one or more of these or any other risks or uncertainties materialize, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

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

The Company operates under three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, recreational vehicles and automotive components. These products are sold principally by franchised and independent automobile dealers, leasing companies, repair facilities, retail stores and financial institutions. The Consumer Products segment markets and administers extended warranties and product replacement plans on household appliances, electronics and homes. These products include home appliances, consumer electronics, televisions, computers, home office equipment and homes. These products are sold principally by retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also direct markets these products to the ultimate consumer through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean.

The predominant terms of the service contracts, extended warranties and replacement contracts range from twelve (12) to eighty-four (84) months. The Company acts as a third party administrator on behalf of the dealer/clients and insurance companies. The actual repairs and/or replacements required under the agreements are performed by independent third party authorized repair facilities or dealers. The cost of these repairs is borne by the insurance companies, which have the ultimate responsibility for the claims.

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

Dealer/third party obligor service contracts are sales in which the retailer/dealer or a third party is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Beginning April 1, 2000, substantially all of the Company's service contract sales are dealer/third party obligor service contracts..

Revenue for administrative obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ("TB 90-1"), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and Statement of Financial Accounting Standards No. 60 ("SFAS 60"), Accounting and Reporting by Insurance Enterprises. These accounting standards require the recognition of revenue over the life of the contract on a straight-line basis, unless sufficient, company-specific, historical evidence indicates that the cost of performing services under these contracts are incurred on other than a straight-line basis. The Company is recognizing revenue on administrative obligor contracts based on company specific historical claims experience over the life of the contract. In addition, the Company has adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113"), Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts. This requires that insurance premium costs be ratably expensed over the life of the service contract. However, effective March 31, 2000 the company has substantially ceased selling administrative obligor contracts.

SIGNIFICANT EVENTS

LOSS OF SIGNIFICANT CUSTOMERS - The Company had one significant customer, Staples, during fiscal year 2001. Staples accounted for approximately 10%, 10% and 6% of consolidated gross revenues for the years ended March 31, 2001, 2000 and 1999, respectively and 23%, 23% and 11% of the Consumer Products segment gross revenues for the same period. The loss of the Staples program, which expired February 26, 2001, could hinder the Company's ability to reflect a profit in the quarter ended June 30, 2001.

Additionally, CompUSA accounted for approximately 24% of consolidated gross revenues for the year ended March 31, 1999. The Company notified CompUSA in May 1999 of price increases resulting from premium increases imposed by CIGNA Insurance Company. On June 28, 1999 Warrantech received formal notification of termination from CompUSA effective July 28, 1999.

COST REDUCTION - During fiscal year 2000, the Company implemented a cost reduction plan to consolidate operations and reduce expenses. This plan includes the reduction of operational and administrative personnel, consolidation of office space and an overall review of service, selling, general and administrative expenses. The Company closed its corporate offices in Stamford, Connecticut effective September 29, 2000 and consolidated to where its domestic operating facilities are located in Euless, Texas. As a result of these efficiencies, the Company reduced it employee base 118 from 575 on March 31, 2000 to 457 on March 31, 2001. Substantial expense reductions have been realized in employee costs, outside services and telephone expense.

CLOSING OF UNITED KINGDOM OPERATIONS - Effective September 30, 2000, the Company ceased operations in the United Kingdom. The closing was a result of unprofitable operations.

RESULTS OF OPERATIONS

The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report.

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO THE FISCAL YEAR ENDED MARCH 31,
2000

Net earned administrative fees for the year ended March 31, 2001 increased to $49,700,944 as compared to $43,319,781 for the same period last year. This was an increase of $ 6,381,163 or 15%. The change is due to an increase of deferred net earned administrative fees of $2,171,703, primarily in the Automotive segment and an increase in Consumer Products business.

The foregoing Results of Operations include net earned administrative fees of $6,557,263 and $6,926,959 from the contract with Staples for the fiscal years ended March 31, 2001 and 2000, respectively. The loss of the Staples contract, which represents 10% of the Company's consolidated gross revenues and 23% of the Consumer Products segment gross revenues during fiscal year 2001, will have a significant impact on both the Company and its Consumer Products segment's net earned administrative fee in future periods.

Service, selling and general and administrative expenses ("SG&A") for the fiscal year ended March 31, 2001 were reduced by $9,389,405 or 19% to $39,775,539 as compared to $49,164,944 for the fiscal year ended March 31, 2000. This decrease in SG&A expenses reflects the Company's improved technologies and cost-cutting measures. Decreases in the number of employees and payroll related costs, reduction in outside provided services and telephone expenses, and the closing of the United Kingdom operations as of September 30, 2000 contributed to the lower SG&A expenses. United Kingdom SG&A expenses were $1,563,234 for fiscal year ended March 31, 2001 compared to $4,694,107 for fiscal year ended March 31, 2000.

Depreciation and amortization amounted to $6,417,115 for the fiscal year ended March 31, 2001 compared to $5,997,648 for the fiscal year ended March 31, 2000. The increase compared to last year reflects a higher level of Corporate and Consumer Products depreciation during the year, partially offset by lower International depreciation due to the closing of the United Kingdom operations. The higher level of Corporate and Consumer Products depreciation results from additional assets being placed in service during the current and prior fiscal years. The increase in assets is directly attributable to (i) the continued development of the Company's information systems and (ii) the purchase of additional computer equipment to accommodate efficiency of operations.

The Automotive segment's income from operations for fiscal year 2001 was $8,390,016 or $6,441,217 higher than the prior fiscal year. This was primarily the result of higher amortization of deferred net earned administrative fee ($5,568,505) and lower employee related costs ($944,757). Excluding the amortization of deferred net earned administrative fees, net earned administrative fee was flat from fiscal year 2001 to fiscal year 2000.

The Consumer Products segment's income from operations for fiscal year 2001 was $11,672,546 or $5,409,764 higher than fiscal year 2000. This increase is the result of substantially lower SG&A, caused primarily from decreases in the number of employees and payroll related costs ($2,038,601), lower outside services ($624,956) and a reduction in telephone expenses ($536,247). Additionally, the Consumer Products segment's net earned administrative fee was slightly higher in fiscal year 2001. Lower net revenues during fiscal year 2001 were mostly offset by higher amortization of prior year deferred earned administrative fee.

The International segment's loss from operations for the fiscal year ended March 31, 2001 was $2,106,859 or $3,612,517 lower than the $5,719,376 operating loss in fiscal year ended March 31, 2000.

This reduction in operating loss was primarily the result of an improvement in United Kingdom operating results from a loss of $4,513,077 in fiscal year 2000 to an operating profit of $513,300 in fiscal year 2001. United Kingdom operations benefited from reduced SG&A expenses ($3,204,428), primarily related to lower employee costs resulting from the closing of the operation on September 30, 2000. South American net earned administrative fees increased 76% in fiscal year 2001 to $758,250 from $430,470 in fiscal 2000, while SG&A expense were reduced by $208,901. Puerto Rico net earned administrative fees remained flat, while SG&A expense increased slightly.

The provision (benefit) for income taxes is based on the Company's projection of its estimated effective tax rate for the fiscal year. The income tax provisions for the fiscal years ended March 31, 2001 and 2000 differ from the statutory rate primarily due to state and local taxes, the non-deductibility of goodwill amortization and the loss on abandonment of approximately $1,029,731 of net assets from its United Kingdom operations. The net deferred tax asset as of March 31, 2001 and 2000 contains a benefit of $280,625 and $2,097,349, respectively, related to foreign losses. Management expects to realize this tax benefit, which has an indefinite carry-forward period, against future foreign income.

Net income for the fiscal year ended March 31, 2001 was $1,866,924 or $0.12 per basic share compared to net loss of ($8,206,183) or ($0.54) per basic share for the fiscal year ended March 31, 2000. This change is primarily the result of the amortization of prior period deferred revenues and deferred costs being recognized in the current year and the other factors listed above.

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO THE FISCAL YEAR ENDED MARCH 31,
1999

Net earned administrative fees for the fiscal year ended March 31, 2000 decreased to $43,319,781 as compared with $50,727,313 for the same period last year. This was a decrease of $7,407,532 or 15% and was primarily the result of the loss of CompUSA.

The foregoing Results of Operations include net earned administrative fees of $6,929,959 and $5,016,323 from the contract with Staples for the fiscal years ended March 31, 2000 and 1999, respectively and net earned administrative fees of $1,755,840 and $21,754,219 from the contract with CompUSA for the fiscal years ended March 31, 2000 and 1999, respectively.

Automotive net earned administrative fee decreased slightly from $11,346,126 to $10,332,834 and was primarily the result of a sales mix change created by a decline in the Company's private label business resulting from the termination of a high volume/low margin account. Net earned administrative fee in the International business segment decreased $4,972,066 to $2,240,455 from $7,212,521 for the comparable periods. This is primarily the result of the loss of laptop computer business attributable to the termination of the Company's relationship with its most significant customer, CompUSA and the Company's decision to consolidate its' brokerage and insurance services with US operations.

SG&A expenses for the fiscal year ended March 31, 2000 were $49,164,944 as compared to $55,522,487 for the fiscal year ended March 31, 1999. This decrease is primarily related to decreases in the number of employees and payroll related costs. SG&A as a percentage of gross revenues increased to 48.6% from 37.3% for the comparable periods as a result of the year to year decline in gross revenues.

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

The Automotive segment's pretax operating profit in fiscal 2000 was $1,017,789 lower than the prior year. This was as a result of lower gross margin dollars in the current fiscal year caused by a sales mix change from an increase in dealer obligor business and a decline in the Company's private label business. The Consumer Products segment's pretax operating profit in fiscal 2000 was $9,685,452 higher than the prior year. This increase is the combined result of
(a) a greater amount of amortization of prior period net deferred revenue being recognized in the current period versus the amortization recognized in the prior year (b) substantially lower SG&A resulting primarily from decreases in the number of employees and payroll related costs and (c) lower bad debts in the current period caused primarily from increased collection efforts. The International segment's change from an operating profit of $692,245 last year compared to an operating loss of ($5,719,376) in the current year was primarily caused by its UK operation. This decline was caused by lower revenues as a result of the loss of its laptop computer business attributable to the termination of the Company's relationship with CompUSA and the Company's decision to consolidate its United Kingdom brokerage and insurance services into its United States operations.

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

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended March 31, 2001, the Company incurred a net $7,135,813 use of cash from operations compared to a $3,498,121 net source of cash from operations for the fiscal year ended March 31, 2000. The change primarily relates to unfavorable changes in its current assets and liabilities. During fiscal year 2001, the Company increased its other accounts receivable by $4.6 million and its income tax receivable by $1.3 million, while reducing its accounts and commissions payable $2.5 million and accrued expenses and other current liabilities by $3.6 million, thereby generating a $12.1 million net use of cash. This use was partially offset by net income. The decrease in deferred revenue and increase in direct costs reflects the continued amortization of prior year net earned administrative fees. The Company believes that net cash flows generated from operating activities will be sufficient to fund its operations for the next fiscal year.

During the fiscal year ended March 31, 2001, the Company generated $1.5 million in cash from investing activities compared to a use of $6.7 million in the prior year. During the current fiscal year, the Company spent less on computer development and equipment purchases than in the prior year and purchased fewer marketable securities. The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2001 amounted to $519,369 compared to $537,293 during the fiscal year ended March 31, 2000. At fiscal year end 2001, the Company had $2,011,118 in debt from capital lease obligations compared to $3,119,498 at fiscal year-end 2001.

During the fiscal year ended March 31, 2001, the Company used $1.4 million in cash from financing activities compared to $1.8 million in fiscal year 2000. The variance was primarily due to a reduction in repayment of capital leases during fiscal 2001 versus fiscal year 2000.

On June 30, 2000 the Company's bank line of credit in the amount of $1,500,000 expired. As of June 6, 2001, Warrantech has received a commitment; subject to due diligence and satisfaction of certain loan conditions, for an $8,000,000 senior secured line of credit with interest at the bank's prevailing rate plus 1%.

During the fiscal year ended March 31, 2001 the Company repurchased 450,000 shares of Warrantech Corporation common stock for treasury purposes. The aggregate amount of these purchases totaled $308,920. The Board of Directors has authorized the repurchase of up to $1,500,000 of additional shares of Warrantech Corporation common stock as part of its stock repurchase program.

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

In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due on the loans and making the loans payable over five (5) years. Interest on the new loans to Mr. Tweed and Mr. White accrues annually at the applicable federal rate (approximately 6.2%), but will first become payable on the third anniversary of the new loans and be payable annually thereafter.

In February 2000, the Company also agreed to restructure the loan to Mr. San Antonio. The initial terms of the restructured loan provided for a conversion of the two original loans to a one-year loan without interest. Prior to the execution of the documents concerning this loan restructuring, Mr. San Antonio and the Company agreed to revise the new loan terms to provide that the new combined note ("New Note") would be due January 31, 2005. Interest due on the New Note will accrue annually at 5.2% and will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The interest which accrued from February 1, 2000 through March 31, 2001, was forgiven in the current fiscal year.

The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio, including the capitalized interest, is $9,833,244.

The effect of inflation has not been significant to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2001, the Company does not have any derivatives, debt or hedges outstanding. Therefore, the Company is not subject to interest rate risk. In addition, the risk of foreign currency fluctuation is not material to the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                                                Page No.
Report of Independent Auditors..........................................................         18

Consolidated Financial Statements:
         Statements of Operations and Comprehensive Income
         For the Fiscal Years Ended March 31, 2001, 2000 and 1999........................        19

         Balance Sheets as of March 31, 2001 and 2000...................................         20

         Statements of Common Stockholders' Equity
         For the Fiscal Years Ended March 31, 2001, 2000 and 1999.......................         21

         Statements of Cash Flows
         For the Fiscal Years Ended March 31, 2001, 2000 and 1999.......................         22

Notes to Consolidated Financial Statements..............................................         23-37

Consolidated Financial Statement Schedules
Schedule VIII - Valuation and Qualifying Accounts.......................................         38

All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or accompanying notes.

[GRAPHIC OMITTED]

                WEINICK
                ----------------------------------------------------------------
                SANDERS                                1515 BROADWAY
                LEVENTHAL & CO., LLP                   NEW YORK, N.Y. 10036-5788
                CERTIFIED PUBLIC ACCOUNTANTS

                                                                    212-869-3333
                                                                FAX 212-764-3060
                                                                   WWW.WSLCO.COM



                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Warrantech Corporation


         We have audited the accompanying consolidated balance sheets of Warrantech Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, common stockholders' equity and cash flows for the fiscal years ended March 31, 2001, 2000 and 1999. Our audits also included the financial statement schedules listed in the index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and comprehensive income and their cash flows for the years ended March 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    /s/ Weinick Sanders Leventhal & Co., LLP


New York, NY
June 12, 2001

                     WARRANTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                              For the Years Ended March 31,
                                                              -----------------------------
                                                         2001            2000 *             1999 *
                                                         ----            ------             ------
Earned Administrative Fee                            $ 49,700,944      $ 43,319,781       $ 50,727,313
                                                     ------------      ------------       ------------
    (Net of amortization of deferred costs)

Costs and expenses
   Service, selling, and general and                   39,775,539        49,164,944         55,522,487
     administrative
   Provision for bad debt expense                          15,067            31,476          2,288,580
   Depreciation and amortization                        6,417,115         5,997,648          5,148,370
   Loss on abandonment of assets                        1,029,731                --                 --
                                                     ------------      ------------       ------------
Total costs and expenses                               47,237,452        55,194,068         62,959,437
                                                     ------------      ------------       ------------

Income (loss) from operations                           2,463,492       (11,874,287)       (12,232,124)

Other income (expense)                                  1,022,512           906,288          1,043,201
                                                     ------------      ------------       ------------

Income (loss) before provision for income taxes         3,486,004       (10,967,999)       (11,188,923)
Provision (benefit) for income taxes                    1,619,080        (2,761,816)        (3,549,198)
                                                     ------------      ------------       ------------

Net income (loss)                                    $  1,866,924      ($ 8,206,183)      ($ 7,639,725)
                                                     ============      ============       ============

Earnings per share:
Basic                                                $       0.12      ($      0.54)      ($      0.51)
                                                     ============      ============       ============
Diluted                                              $       0.12      ($      0.54)      ($      0.51)
                                                     ============      ============       ============


Weighted average number of shares outstanding:
Basic                                                  15,265,114        15,231,146         15,098,242
                                                     ============      ============       ============
Diluted                                                15,271,218        15,231,146         15,098,242
                                                     ============      ============       ============

                                                          For the Years Ended March 31,
                                                          -----------------------------
Comprehensive Income                                 2001             2000              1999
--------------------                                 ----             ----              ----
Net income (loss)                                $ 1,866,924      ($8,206,183)      ($7,639,725)
Other Comprehensive Income, net of tax
   Foreign currency translation adjustments           82,182          (26,414)         (179,539)
   Unrealized gain (loss) on investments              30,001          (24,184)              397
                                                 -----------      -----------       -----------
Comprehensive Income                             $ 1,979,107      ($8,256,781)      ($7,818,867)
                                                 ===========      ===========       ===========

                        *Reclassified for comparability.

    See independent auditors' report and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   A S S E T S

                                                               March 31,
                                                               ---------
                                                        2001              2000
                                                        ----              ----
Current assets:
Cash and cash equivalents                           $  3,001,924      $ 10,035,003

Investments in marketable securities                     196,154         4,638,875
Accounts receivable, (net of allowances of
 $1,079,946 and $1,164,125, respectively)             12,152,515        11,858,653
Other receivables, net                                 7,065,531         2,416,248
Income tax receivable                                  5,378,648         4,035,346
Deferred income taxes                                    571,182           926,321
Prepaid expenses and other current assets                964,929         1,238,051
                                                    ------------      ------------
   Total current assets                               29,330,883        35,148,497
                                                    ------------      ------------



Property and equipment, net                           11,898,890        15,417,255

Other assets:

Excess of cost over fair value of assets
  acquired (net of accumulated amortization
  of $5,825,405 and $5,550,861, respectively)          1,637,290         2,607,671
Deferred income taxes                                  2,724,096         8,279,643
Deferred direct costs                                 46,258,971        80,797,199
Investments in marketable securities                   3,094,176         1,499,247
Restricted cash                                          800,000           800,000
Split dollar life insurance policies                     708,262           827,262
Notes receivable                                         599,796         1,167,725
Collateral Security Fund                                      --           199,389
Other assets                                              64,809           177,266
                                                    ------------      ------------
          Total other assets                          55,887,400        96,355,402
                                                    ------------      ------------

                                                    ------------      ------------
                    Total Assets                    $ 97,117,173      $146,921,154
                                                    ============      ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   March 31,
                                                                                   ---------
                                                                           2001                2000
                                                                           ----                ----
Current liabilities:
Current maturities of long-term debt and capital lease                $     801,265       $   1,451,020
  obligations
Insurance premiums payable                                               19,100,164          18,161,357
Accounts and commissions payable                                          6,346,872           8,857,556
Accrued expenses and other current liabilities                            5,890,078           9,491,175
                                                                      -------------       -------------
   Total current liabilities                                             32,138,379          37,961,108
                                                                      -------------       -------------

Deferred revenues                                                        60,057,704         105,028,425

Long-term debt and capital lease obligations                              1,209,853           1,668,478

Deferred rent payable                                                       293,293             384,501
                                                                      -------------       -------------
   Total liabilities                                                     93,699,229         145,042,512
                                                                      -------------       -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000
   Shares issued  - none at March 31, 2001 and March 31, 2000                    --                  --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,514,228 shares at March 31, 2001 and
     16,505,911 shares at March 31, 2000                                    115,580             115,541
   Additional paid-in capital                                            23,742,868          23,737,835
   Loans to directors and officers                                       (9,833,244)         (9,505,406)
   Accumulated other comprehensive income, net of taxes                     (31,949)           (144,132)
   Retained earnings (deficit)                                           (6,234,105)         (8,101,029)
                                                                      -------------       -------------
                                                                          7,759,150           6,102,809
Treasury stock - at cost, 1,415,171 shares at March 31, 2001
 and 1,211,024 shares at March 31, 2000                                  (4,341,206)         (4,224,167)
                                                                      -------------       -------------
        Total Stockholders' Equity                                        3,417,944           1,878,642
                                                                      -------------       -------------
                                                                      -------------       -------------
        Total Liabilities and Stockholders' Equity                    $  97,117,173       $ 146,921,154
                                                                      =============       =============


    See independent auditors' report and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                           For the Years Ended March 31,
                                    -----------------------------------------
                                        2001           2000          1999
                                    -----------     ----------    -----------
Common Stock Outstanding (shares)
Balance, beginning of year           16,505,911     16,501,786     13,449,382
Exercise of common stock options             --             --      3,010,000
Issuance of common stock                  8,317          4,125         42,404
                                    -----------     ----------    -----------
Balance, end of year                 16,514,228     16,505,911     16,501,786
                                    ===========     ==========    ===========
Common Stock
Balance, beginning of year             $115,541       $115,513        $94,146
Exercise of unrestricted common              --             --             70
stock options
Exercise of restricted stock options         --             --         21,000
Issuance of common stock                     39             28            297
                                    -----------     ----------    -----------
Balance, end of year                   $115,580       $115,541       $115,513
                                    ===========     ==========    ===========
Additional paid-in capital
Balance, beginning of year          $23,737,835    $23,728,881    $14,124,700
Exercise of unrestricted common
stock options                                --             --         49,930
Exercise of restricted common stock
options                                      --             --      9,314,588
Issuance of common stock                  5,033          8,954        239,663
                                    -----------     ----------    -----------
Balance, end of year                $23,742,868    $23,737,835    $23,728,881
                                    ===========     ==========    ===========
Loans to directors and officers
Balance, beginning of year          ($9,505,406)   ($9,006,699)            --
Loans for exercise of restricted
common stock options and
accrued interest                       (327,838)      (498,707)    (9,006,699)
                                    -----------     ----------    -----------
Balance, end of year                ($9,833,244)   ($9,505,406)   ($9,006,699)
                                    ===========     ==========    ===========
Accumulated other comprehensive
income
Balance, beginning of year            ($144,132)      ($93,534)       $85,608
Foreign currency translation
adjustments                              82,182        (26,414)      (179,539)
Unrealized gain (loss) on
investments                              30,001        (24,184)           397
                                    -----------     ----------    -----------
Balance, end of year                   ($31,949)     ($144,132)      ($93,534)
                                    ===========     ==========    ===========
Retained earnings (deficit)
Balance, beginning of year          ($8,101,029)      $105,154     $7,744,879
Net income (loss)                     1,866,924     (8,206,183)    (7,639,725)
                                    -----------     ----------    -----------
Balance, end of year                ($6,234,105)   ($8,101,029)      $105,154
                                    ===========     ==========    ===========
Deferred compensation
Balance, beginning of year                   --             --       ($21,631)
Amortization of deferred
compensation                                 --             --         21,631
                                    -----------     ----------    -----------
Balance, end of year                         --             --             --
                                    ===========     ==========    ===========
Common stock in treasury (shares)
Balance, beginning of year           (1,211,024)    (1,280,300)      (100,000)
Purchase of treasury shares            (450,000)      (100,000)    (1,180,300)
Issuance of treasury shares             245,853        169,276              0
                                    -----------     ----------    -----------
Balance, end of year                 (1,415,171)    (1,211,024)    (1,280,300)
                                    ===========     ==========    ===========
Common stock in treasury (amount)
Balance, beginning of year          ($4,224,167)   ($4,449,313)     ($493,819)
Purchase of treasury shares            (308,920)       (74,383)    (3,955,494)
Issuance of treasury shares             191,881        299,529             --
                                    -----------     ----------    -----------
Balance, end of year                ($4,341,206)   ($4,224,167)   ($4,449,313)
                                    ===========     ==========    ===========
Total Stockholders' Equity           $3,417,944     $1,878,642    $10,400,002
                                    ===========     ==========    ===========


     See independent auditors' report and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For the Years Ended March 31,
                                         ---------------------------------------
                                             2001         2000          1999
                                         -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss)                       $1,866,924   ($8,206,183)  ($7,639,725)
  --- ------ ------                       ----------   ------------  ------------
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Depreciation and amortization         6,417,115     5,997,648     5,148,370
     Provision for bad debt expense           15,067        31,476     2,288,580
     Deferred revenues                   (44,970,721)  (13,469,139)   30,640,470
     Deferred direct costs                34,538,228     5,310,497   (20,753,355)
     Deferred income taxes                 5,910,686     1,817,167    (2,398,183)
     Deferred rent payable                   (91,208)      (92,389)     (131,846)
     Other                                   (66,450)      274,986        14,074
     Increase (decrease) in cash flows
        as a result of changes in asset
        and liability balances:
        Accounts receivable                 (293,862)   27,416,751   (11,767,393)
        Other receivables                 (4,649,283)    3,508,084    (5,645,183)
        Income taxes receivable           (1,343,302)   (2,888,022)   (3,220,608)
        Prepaid expenses and other           273,122       299,582       237,683
           current assets
        Split dollar life insurance          119,000       542,748      (315,965)
           policies
        Other assets                         311,846         1,227       (58,365)
        Insurance premiums payable           938,807   (18,424,563)   14,316,331
        Accounts and commissions payable  (2,510,684)      333,516       825,092
        Legal settlements payable                 --      (100,000)     (100,000)
        Accrued expenses and other
           current liabilities            (3,601,097)    1,144,735     2,334,868
                                         -----------   -----------   -----------
  Total adjustments                       (9,002,736)   11,704,304    11,414,570
                                         -----------   -----------   -----------
Net cash provided by (used in) by
operating activities                      (7,135,812)    3,498,121     3,774,845
                                         -----------   -----------   -----------
Cash flows from investing activities:
  Property and equipment purchased-net
  of retirements                          (1,930,448)   (4,133,870)   (4,870,260)
  Purchase of marketable securities         (715,000)   (5,805,000)   (3,307,886)
  (Increase) decrease in notes
  receivable                                 567,929      (689,958)      176,301
  Proceeds from sales of marketable
  securities                               3,600,000     3,935,000     1,542,586
                                         -----------   -----------   -----------
Net cash provided by (used in)
investing activities                      (1,522,481)   (6,693,828)   (6,459,259)
                                         -----------   -----------   -----------
Cash flows from financing activities:
    Exercise of common stock options
    and stock grants                           5,072         8,982       289,960
    Purchase treasury stock                 (308,920)      (74,383)   (3,955,494)
    Issuance of treasury stock               191,881            --            --
    Repayments of notes and capital
    leases                                (1,307,781)   (1,736,362)   (2,679,631)
                                         -----------   -----------   -----------
Net cash (used in) financing activities   (1,419,748)   (1,801,763)   (6,345,165)
                                         -----------   -----------   -----------
Net (decrease) in cash and cash
equivalents                               (7,033,079)   (4,997,470)   (9,029,579)

Cash and cash equivalents at beginning
of year                                   10,035,003    15,032,473    24,062,052
                                         -----------   -----------   -----------
Cash and cash equivalents at end of year  $3,001,924   $10,035,003   $15,032,473
                                         ===========   ===========   ===========
Supplemental Cash Flow Information:
Cash payments made during the year for:
   Interest                                 $234,102      $344,969      $458,598
                                         ===========   ===========   ===========
   Income taxes                             $259,224       $93,638    $1,109,616
                                         ===========   ===========   ===========
Non-Cash Investing and financing
activities:
    Property and equipment financed
    through capital leases                  $519,369      $537,293    $2,134,097
    Exercise of restricted common stock
    options                                       --            --     9,335,588
    Increase in loans to officers and
    directors                               (327,838)     (498,707)   (9,006,699)
    Issuance of treasury stock               191,881       299,529            --
    Capital leases refinanced                     --       339,153            --

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

     BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

     RISKS AND UNCERTAINTIES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

     REVENUE RECOGNITION POLICY - The Company's revenue recognition policy is segregated into two distinct methods depending on whether the Company or the retailer/dealer is designated as the obligor on the service contract sale. In either case, a highly rated independent insurance company assumes all claims liabilities of the service contracts administered by the Company.

     Dealer/third party obligor service contracts are sales in which the retailer/dealer or a third party is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Sales of dealer obligor service contracts are reflected in gross revenues net of premiums paid to insurance companies.

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

     PROFIT SHARING ARRANGEMENT - Pursuant to certain agreements with its insurers, the Company may be eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined based upon the residual value of the premiums set aside by the insurer to pay losses (the "Loss Fund"). The residual value is comprised of underwriting profits and investment income earned on the monies in the Loss Fund. Subsequent adjustments to original estimates are solely changes in estimates based upon current information, affording the Company better determination of ultimate profit sharing revenues and are reflected in income when known. The Company did not accrue or receive any profit sharing amounts in the fiscal years ended March 31, 2001, 2000 or 1999.

     PROVISION FOR BAD DEBT EXPENSE - The Company's policy is to establish an allowance for doubtful accounts when receivables are determined to be uncollectible.

     EARNINGS PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which modified the calculation of earnings per share ("EPS"). This Statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to APB Opinion 15. All prior periods presented have been restated to reflect this adoption.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no other cash equivalents at March 31, 2001 and 2000.

     The Company had on deposit $1,451,416 and $10,292,980 of cash in excess of federally insured limits at March 31, 2001 and 2000, respectively.

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

     ADVERTISING COSTS -The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2001, 2000 and 1999 were $473,553, $463,937 and $790,070, respectively.

     EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED - The excess of cost over fair value of the assets acquired is a result of the purchases of Dealer Based Services, Inc. in 1989, Home Guarantee Corporation, PLC in July 1995, and certain assets of Distributors & Dealers Service Co., Inc. in October 1997 and are being amortized on a straight-line basis over 15, 10 and 4.5 years, respectively. As a result of the Company closing its offices in Europe during 2001, the excess of Cost over Fair Value of Assets acquired from Home Guarantee Corporation, PLC was fully amortized. Amortization expense charged to operations for the years ended March 31, 2001, 2000 and 1999 amounted to $970,382, $668,852 and $669,053, respectively.

     STOCK BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, compensation expense for stock option and award plans is recognized as the difference between the fair value of the stock at the date of the grant less the amount, if any, the employee or director is required to pay. Certain operating officers have been issued shares of the Company's common stock as part of their compensation under their employment agreements. Such compensation is to be earned by the officers and charged to operations over five years, the term of the employment agreements. In addition, certain employees have been issued restricted shares of the Company's common stock as compensation. Such compensation is amortized over the restriction period, which is generally two years. Certain non-employees have been issued options to purchase stock in lieu of compensation. The intrinsic value of these options at the time of grant has been charged to expense.

     INCOME TAXES - Deferred taxes are determined under the liability method whereby deferred tax assets and liabilities are recognized for the expected tax effect of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities using presently enacted tax rates in effect for the years in which the differences are expected to reverse.

     FOREIGN CURRENCY TRANSLATION - Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation". The functional currency for the Company's United Kingdom operations was the British pound. Transaction gains and losses are reflected in operations, while translation gains and losses are reflected as a separate component of accumulated other comprehensive income, net of tax.

     COMPREHENSIVE INCOME - The Company has adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had minimal impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses to be recorded on the Company's available for sale securities and foreign currency translation adjustments, which prior to the adoption were reported separately in the stockholders' equity, to be included in other comprehensive income.

2.   CHANGE IN ACCOUNTING POLICY

     Effective with the fiscal year ended March 31, 1999, the Company changed its accounting policy with respect to the recognition of revenue for service contracts sold where Warrantech is named as the obligor. Dealer/third party obligor service contracts are sales in which the retailer/dealer or a third party is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Beginning April 1, 2000, substantially all of the Company's service contract sales are dealer/third party obligor service contacts.

      Revenue for administrative obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1 ("TB 90-1"), Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, and Statement of Financial Accounting Standards No. 60 ("SFAS 60"), Accounting and Reporting by Insurance Enterprises. These accounting standards require the recognition of revenue over the life of the contract on a straight-line basis, unless sufficient, company-specific, historical evidence indicates that the cost of performing services under these contracts are incurred on other than a straight-line basis. The Company is recognizing revenue on administrative obligor contracts based on company specific historical claims experience over the life of the contract. In addition, the Company has adopted Statement of Financial Accounting Standards No. 113 ("SFAS 113"), Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts. This requires that insurance premium costs be ratably expensed over the life of the service contract. The financial statements through the year ended March 31, 1998 were previously prepared based on the proportional performance method which recognized all revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon were deferred.

3.   LOSS ON ABANDONMENT OF ASSETS

     Effective September 30, 2000, the Company ceased operations in the United Kingdom. The closing was a result of unprofitable operations. As a result of the closing and abandonment of the United Kingdom operations, the Company wrote down its investment in the assets of the United Kingdom operations and recorded a $1,029,731 loss on the abandonment of assets

4.   RESTRICTED CASH

     At March 31, 2001 and 2000 cash in the amount of $800,000 is on deposit with a Florida regulatory agency to comply with its state insurance laws.

5.   INVESTMENTS IN MARKETABLE SECURITIES

     At March 31, 2001, investments in marketable securities are comprised of the following:


                                                             AGGREGATE
                           AMORTIZED   GROSS UNREALIZED         FAIR       CARRYING AMOUNT
                             COST      GAINS    (LOSSES)        VALUE    SHORT TERM   LONG TERM

   Municipal Bonds            $3,254,411  $36,825  ($906)     $3,290,330    $196,154    $3,094,176
                              ----------  -------  ------     ----------    --------    ----------
   Total Investments in
    Marketable Securities     $3,254,411  $36,825  ($906)     $3,290,330    $196,154    $3,094,176
                              ==========  =======  ======     ==========    ========    ==========

     At March 31, 2000, investments in marketable securities are comprised of the following:

                                                                AGGREGATE
                              AMORTIZED    GROSS UNREALIZED       FAIR         CARRYING AMOUNT
                                COST       GAINS    (LOSSES)      VALUE     SHORT TERM    LONGTERM
                              ----------   -------- --------    ---------   ----------   ----------
   Municipal Bonds            $6,164,459    $824    ($27,161)   $6,138,121  $4,638,875   $1,499,247
                              ----------   -------- --------    ----------  ----------   ----------
   Total Investments in
    Marketable Securities     $6,164,459    $824    ($27,161)   $6,138,122  $4,638,875   $1,499,247
                              ==========   ======== ========    ==========  ==========   ==========


      All of the above investments are considered "available for sale". The resultant differences between amortized cost and fair value, net of taxes, have been reflected as a separate component of accumulated other comprehensive income.

     The amortized cost and estimated fair value of marketable securities, by contractual maturity date as of March 31, 2001, are listed below. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                              AGGREGATE
                                                AMORTIZED        FAIR
                                                   COST          VALUE
                                                ---------     -----------
   Investments available for sale:
    Due in one year or less                     $  195,212    $  196,154
     Due after one year through five years       3,059,199     3,094,176
                                                ----------    ----------
                                                $3,254,411    $3,290,330
                                                ==========    ==========

6.   OTHER RECEIVABLES, NET

   The nature and amounts of other receivables, net as of March 31, 2001 and 2000 are as follows:

                                                       MARCH 31,
                                               ------------------------
                                                  2001         2000
                                               ----------    ----------
          Due from insurance
          companies/dealers                    $5,500,806   $2,515,770
          Employee/agent advances                 788,611      352,062
          Other                                   821,614      717,307
                                               ----------    ----------
                                                7,111,031    3,585,139
          Allowance for doubtful accounts         (45,500)  (1,168,891)
                                               ----------    ----------
          Total Other Receivables, net         $7,065,531   $2,416,248
                                               ==========    ==========

7.   PROPERTY AND EQUIPMENT

                                                           MARCH 31,
                                                 ---------------------------
                                                      2001            2000
                                                 ----------      -----------
           Automobiles                          $    33,179      $   172,118
           Equipment, furniture and fixtures      9,729,706        9,021,170
           Leasehold improvements                 1,377,338        1,368,827
           Software development costs            13,573,771       13,739,653
                                                 ----------      -----------
                                                 24,713,994       24,301,768
           Less:  Accumulated depreciation
             and amortization                    15,044,711       12,113,425
                                                 ----------      -----------
                                                  9,669,283       12,188,343
                                                 ----------      -----------
           Assets under capital leases:
             Cost                                 9,304,479        8,785,251
             Less:  Accumulated amortization      7,074,872        5,556,339
                                                 ----------      -----------
                                                  2,229,607        3,228,912
                                                 ----------      -----------
                                                 ----------      -----------
           Total Property and Equipment, net    $11,898,890      $15,417,255
                                                 ==========      ===========

     Amortization expense on assets under capital leases for the years ended March 31, 2001, 2000 and 1999 was $1,399,860, $1,616,808 and $1,573,695,
     respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 2001, 2000 and 1999 was $4,046,873, $3,711,988 and $2,883,991, respectively.

     The Company capitalized $2,245,478.54 and $2,458,309 for the fiscal years ended March 31, 2001 and 2000, respectively, of costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its proprietary relational database and interactive operating software. The Company is amortizing the cost of this software over its estimated useful life not to exceed five years.

8.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations consist of the following:

                                                         MARCH 31,
                                                 ------------------------
                                                    2001           2000
                                                 ----------    ----------
         Capital lease obligations - for
          property and equipment payable
          monthly with interest rates
          ranging from 6.813% to
          20.752% through 2006                   $2,011,118    $3,119,498
         Less: Current maturities                   801,265     1,451,020
                                                 ----------    ----------
         Long-term portion                       $1,209,853    $1,668,478
                                                 ==========    ==========

     The aggregate amounts of maturities at March 31, 2001 are as follows:

                                                MINIMUM FUTURE
         Fiscal Year                            LEASE PAYMENTS
                                                ---------------
         2002                                      $901,245
         2003                                       575,606
         2004                                       421,854
         2005                                       202,090
         2006                                        69,873
         2007 and thereafter                        141,129
                                                ---------------
                                                  2,311,797
         Less amount representing interest          300,679
                                                ---------------
         Net                                     $2,011,118
                                                ===============

     The capital lease obligations are collateralized by the property and equipment related to the underlying leases.

9.   SPLIT DOLLAR LIFE INSURANCE POLICIES

     Through March 31, 2001 and 2000, the Company made payments on split dollar insurance policies on the lives of eight and eleven officers of the Company, respectively. The cash surrender value of these policies is $708,262 and $827,262 as of March 31, 2001 and 2000, respectively. The Company will receive a refund of all split-dollar premiums advanced. The Company is the beneficiary of any proceeds of the policies up to the amount of premiums paid.

10.  INCOME TAXES

     A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                 FOR THE YEARS ENDED MARCH 31,
                                ---------------------------------------------------------------
                                      2001                  2000                 1999
                                ------------------   -------------------   --------------------

      Federal statutory rate    $1,185,241   34.0%   ($3,729,118)  34.0%   ($3,804,232)  34.0%
      State tax effect             300,442    8.6%       111,381   (1.0)%      (88,135)   0.8%
      Goodwill                     281,370    8.1%       178,850   (1.6)%      178,919   (1.6)%
      Other                       (147,973)  (4.2)%      677,071   (6.2)%      164,250   (1.5)%
                                ------------------   -------------------   --------------------
      Provision for income
      taxes                     $1,619,080   46.4%   ($2,761,816)  25.2%   ($3,549,198)  31.7%
                                ==================   ===================   ====================

                                                                      PROVISION
     FOR THE YEAR ENDED MARCH 31,   CURRENT          DEFERRED         (BENEFIT)
     2001
                                   ------------      ----------      -----------
     Federal                       ($4,207,054)      $3,968,279       ($238,775)
     State                              92,579           16,504         109,083
     Foreign                          (109,440)       1,858,212       1,748,772
                                   ------------      ----------      -----------
     Total                         ($4,223,915)      $5,842,995      $1,619,080
                                   ============      ==========      ===========
     FOR THE YEAR ENDED MARCH 31,
     2000
     Federal                       ($4,714,450)      $3,247,050     ($1,467,400)
     State                             120,773          418,144         538,917
     Foreign                            14,694       (1,848,027)     (1,833,333)
                                   ------------      ----------      -----------
     Total                         ($4,578,893)      $1,817,167     ($2,761,816)
                                   ============      ==========      ===========
     FOR THE YEAR ENDED MARCH 31,
     1999
     Federal                       ($1,495,460)     ($2,408,382)     ($3,903,842)
     State                             303,795         (351,636)         (47,841)
     Foreign                                --          402,485          402,485
                                   ------------      ----------      -----------
     Total                         ($1,191,665)     ($2,357,533)     ($3,549,198)
                                   ============      ==========      ===========

     Deferred income tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the deferred tax asset are as follows:

                                              MARCH 31,
                                      ----------------------------
                                          2001            2000
                                      ------------    ------------
        Deferred Tax Assets:
          Deferred revenue             $21,169,928    $36,724,247
          Deferred rent                    103,410        134,799
          Provision for doubtful
            accounts                       405,112        817,312
          Accrued bonus                    166,070        109,009
          Foreign loss benefit             280,625      2,097,349
          Net state benefit                132,949        132,949
          Other                             16,476         84,165
                                      ------------    ------------
             Total assets               22,274,570     40,099,830

        Deferred Tax Liabilities:
          Deferred Direct Costs        (16,381,144)   (28,200,113)
          Tax vs. book
            depreciation                  (606,964)      (613,327)
          Section 174 expense           (1,796,916)    (1,886,158)
                                      ------------    ------------
              Total liabilities        (18,785,024)   (30,699,598)
                                      ------------    ------------
                                         3,489,546      9,400,232
          Less:  Valuation Allowance      (194,268)      (194,268)
                                      ------------    ------------
           Net deferred tax asset       $3,295,278     $9,205,964
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

11.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASE COMMITMENTS - The Company leases office and warehouse space under noncancellable operating leases expiring in 2004. These leases include scheduled rent increases over their respective terms. In some cases, the accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense, net of sub lease income, charged to operations for the years ended March 31, 2001, 2000 and 1999 was $2,403,489 $2,758,830 and $2,305,598, respectively. Sub lease income will be $57,015 through the term of the lease, expiring July 2003.

     Future minimum lease commitments under these leases that have initial or remaining lease terms in excess of one year at March 31, 2001, are as follows:



                            Fiscal Year

                        2002                                  $1,188,183
                        2003                                   1,161,852
                        2004                                     733,616
                                                              -----------
                        Total future minimum lease payments   $3,083,651
                                                              ============

     EMPLOYMENT CONTRACTS - The Company has employment contracts with its officers and certain key employees. These employment contracts, expiring on various dates through 2004 provide for aggregate minimum annual base compensation of $2,322,789. Certain agreements call for (i) annual increases (ii) cost of living increases, and (iii) additional compensation, but only if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and/or Company common stock.

     EQUIPMENT FINANCING - The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2001 amounted to $519,227.

     BANK LINE OF CREDIT - The Company's bank line of credit for $1,500,000 expired on June 30, 2000. As of June 6, 2001, the Company has received a commitment; subject to due diligence and satisfaction of certain loan conditions, for an $8,000,000 senior secured line of credit with interest at the bank's prevailing rate plus 1%.

     LITIGATION - The Company is from time to time involved in litigation incidental to the conduct of its business.

     AMERICAN HOME ASSURANCE CO.

     On December 9, 1999, a complaint and order to show cause were filed against Warrantech Automotive, Inc. in the Supreme Court of the State of New York by American Home Assurance Company, Illinois National Insurance Company, National Union Insurance Company of Louisiana and the New Hampshire Insurance Company (collectively, "AIG") in which AIG sought to inspect and copy certain books and records kept by Warrantech in the course of the business it conducted under a General Agency Agreement ("GAA") with AIG. On December 14, 1999, this action was removed by Warrantech to the United States District Court for the Southern District of New York. The action is entitled "American Home Assurance Co., et al, v. Warrantech Automotive, Inc., 99 Civ. 12040 (BSG)." On January 24, 2000 AIG made a motion to amend its complaint to add claims for replevin and a declaratory judgment seeking possession of the originals of the books and records and to add claims for breach of contract, breach of fiduciary duty, negligence and gross negligence based on allegations that Warrantech mishandled claims under the GAA. This motion was granted. As a result thereof, AIG is pursuing a claim for damages in excess of $20 million. Acting on the belief that certain significant issues raised in the SERVICE GUARD litigation (described below) are also raised in the AIG complaint as amended, Warrantech moved to have all of the issues between Warrantech and AIG consolidated in state court in Texas. The Texas court has granted that motion and AIG's appeals, to date, have been denied. Warrantech has filed motions in the New York court to have the jurisdiction of the Texas court recognized and the New York litigation dismissed.

These motions are still pending. Warrantech continues to believe that all of AIG's claims are without merit and will defend them vigorously.

SERVICE GUARD INSURANCE AGENCY, INC.

Service Guard Insurance Agency, Inc. ("Service Guard") v. Warrantech Automotive, Inc., New Hampshire Insurance Company, Ronald Glime and Christopher Ford, Cause No. 99-12650, pending in the 126th Judicial District Court of Travis County, Texas. Service Guard filed suit against Warrantech Automotive and New Hampshire Insurance Company on October 28, 1999, seeking an injunction to transfer claims-handling administration over automobile warranty claims to a third-party, and seeking an unspecified amount of damages attributed to alleged improper claims handling and tortious interference with contract. Service Guard never pursued its original request for injunctive relief. On January 27, 2000, Service Guard amended its petition to add AIG Warranty Services as a defendant, again seeking to recover an unspecified amount of damages from all defendants. On February 2, 2000, Service Guard filed an application for a temporary restraining order against New Hampshire Insurance Company and AIG Warranty Services to mediate, within twenty-one days, the disputes that form the basis for the requested injunctive relief. At this time, there are no outstanding actions for injunctive relief. Service Guard has subsequently amended its Complaint to (i) limit its claims against Warrantech Automotive, Inc. and (ii) add Warrantech Corporation as a defendant. Warrantech Corporation and Warrantech Automotive, Inc. have filed an answer denying Service Guard's allegations and have also filed a cross-claim against New Hampshire Insurance Company and AIG Warranty Services of Florida, Inc. The parties are presently working to complete discovery and the deposition schedule. A mediation session has been proposed and the parties are attempting to identify a mutually convenient date. No trial date is anticipated before the Fall of 2001. Warrantech, Christopher Ford and Ronald Glime believe Service Guard's claims against them are wholly without merit and are vigorously defending themselves against those claims.

As discussed above under the AMERICAN HOME ASSURANCE litigation, the Service Guard court has granted Warrantech leave to assert certain claims it has against New Hampshire Insurance Company, American Home Assurance Company, Illinois National Insurance Company and National Union Fire Insurance Company of Louisiana (collectively, the "Third Party Defendants"). As a result of the assertion of these claims, the Third Party Defendants have asserted claims against Warrantech Automotive, Inc. and Warrantech Corporation that are substantially the same claims raised in the AMERICAN HOME ASSURANCE litigation. At this time, the parties are actively engaged in discovery and the completion of the deposition schedule. As stated above, Warrantech continues to believe that all of AIG's claims are without merit and is actively engaged in defending them vigorously.

NATIONAL UNION FIRE INSURANCE COMPANY OF PITTSBURGH, PA

National Union Fire Insurance Company of Pittsburgh, PA v. Warrantech Corporation and Warrantech Automotive, Inc. Warrantech has filed a claim for coverage of the costs incurred in defending the claims asserted against it in the litigations described above under an errors and omissions policy issued by National Union Fire Insurance Company of Pittsburgh, PA. a member of the AIG family of insurance companies ("National Union"). On June 7, 2000, National Union filed a complaint in the supreme court of the State of New York, County of New York, against Warrantech Automotive, Inc. and Warrantech Corporation. The action was moved subsequently to the United States District Court, Southern District of New York. The complaint seeks a declaration from the court that National Union has no obligation under the policy to pay any of the claims submitted. Warrantech believes National Union's position is without merit and is contesting the action vigorously. The parties are presently engaged in discovery and completion of the deposition schedule.

ACE PROPERTY AND CASUALTY INSURANCE COMPANY

In the Matter of the Arbitration between ACE Property and Casualty Insurance Company f/k/a CIGNA Property and Casualty Insurance Company v. Warrantech Corporation, Warrantech Consumer Product Services, Inc., WCPS of Florida, Inc. and Warrantech Help Desk, Inc. In accordance with that certain Administrative Agreement, effective as of August 1, 1997, between the various Warrantech entities set forth above and CIGNA, ACE has made demand for arbitration in accordance with Section 18 of the Agreement. ACE asserts a variety of claims against the Warrantech entities that can be divided into two general categories. The first arise out of Warrantech's administration of its service contract program with CompUSA, both prior to and immediately following the termination of the relationship between Warrantech and CompUSA. The remaining claims relate to Warrantech's general claims handling procedures. Although all claims have not been set forth with specificity, it is evident that ACE is seeking to recover damages in an amount in excess of Five Million Dollars ($5,000,000).

ACE has provided Warrantech with its Preliminary Statement and the arbitration panel has been appointed. On January 19, 2001, the parties met in Philadelphia to negotiate an arbitration schedule. As of the date hereof, the parties are actively engaged in discovery. Warrantech believes the claims are without merit and intends to defend them vigorously.

STAPLES THE OFFICE SUPERSTORE, INC.

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

This action has two distinct components. Initially, Staples sought a Temporary Injunction against ACE and Warrantech. The motion, as filed, asked that (i) Staples be given control of the toll free telephone lines on which customers call for service and (ii) ACE be required to re-institute those claims handling procedures that were in place prior to December 2000. Commencing on January 22, 2001, a number of hearings have been held on this motion. The court has recently denied Staples request for injunctive relief and the form of court order is presently being negotiated. Staples is also pursuing an action for damages against both ACE and Warrantech. It seeks to recover the amounts it has spent to satisfy its customers and certain unspecified amounts representing loss of business and damage to its reputation. Its entitlement to these amounts is based on a variety of theories including breach of contract, fraud and tortuous interference with business. Warrantech believes the claims as asserted against it are without merit. Warrantech also believes it has meritorious claims against ACE arising out of these allegations which claims may be asserted in this litigation or in the arbitration referred to above. The discovery phase of the damage claims is in its early stages.

MICHAEL A. BASONE

Mr. Basone was a former Executive Vice President and Chief Operating Officer of Warrantech Corporation. He resigned his position in February 2000. Several months after resigning, Mr. Basone contacted the Company through his attorney requesting a payment equal in amount to what Mr. Basone would have received had he completed the term of his employment agreement. His theory of entitlement was based on the assertion that the Company's conduct toward Mr. Basone was such that he was forced to resign, thereby resulting in a "constructive termination" without cause. The Company believes this assertion is completely without merit and has rejected Mr. Basone's demand for payment. In accordance with the terms of his employment agreement, Mr. Basone has filed a Demand for Arbitration with the American Arbitration Association that seeks damages in the amount of Three Hundred Thousand Dollars ($300,000). At this time, the Company has received no further communication regarding this matter.

Warrantech is not able to estimate its potential liability in any of the above actions although Warrantech believes that these matters are without merit, and accordingly, no reserves for potential liabilities have been provided for any of these actions.

12.      STOCK OPTION PLAN

At March 31, 2001, the Company had one stock option plan, which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan, except for stock options granted to non-employees. The compensation cost that has been charged against income for non-employees awarded stock options was $0 fiscal years ended March 31, 2001, 2000 and 1999. If Warrantech had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                            FOR THE YEARS ENDED MARCH 31,
                                                   ---------------------------------------------
                                                    2001               2000             1999
                                                   ----------       ------------     -----------
         Net Income (loss) as reported             $1,866,924       ($8,206,183)     ($7,639,725)
         Pro Forma net income (loss)               $1,044,140       ($8,638,433)     ($8,663,980)
         Shares - Basic                            15,265,114         15,231,146       15,098,242
         Basic Earnings Per Share as reported           $0.12            ($0.54)          ($0.51)
         Basic Pro Forma EPS                            $0.07            ($0.57)          ($0.57)

The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for years ended March 31, 2001, 2000 and 1999 respectively: expected dividends of 0%; expected volatility of 50%; a risk free interest rate of 5.0%; and expected life of 5 years.

STOCK OPTIONS AND STOCK OPTION PLAN - Under the Employee Incentive Stock Option Plan which was adopted by the Company's Board of Directors on August 25, 1998 and approved by the Company's shareholders on October 27, 1998 (the "1998 Plan"), there are options for up to 1,041,987 shares of the Company's common stock reserved for issuance to employees (including officers). The options are to be granted at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option by the Company's Board of Directors. The Plan will terminate in August 2008 unless sooner terminated by the Board of Directors.

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

In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due on the loans and making the loans payable over five (5) years. Interest on the new loans to Mr. Tweed and Mr. White accrues annually at the applicable federal rate (approximately 6.2%), but will first become payable on the third anniversary of the new loans and be payable annually thereafter.

In February 2000, the Company also agreed to restructure the loan to Mr. San Antonio. The initial terms of the restructured loan provided for a conversion of the two original loans to a one-year loan without interest. Prior to the execution of the documents concerning this loan restructuring, Mr. San Antonio and the Company agreed to revise the new loan terms to provide that the new combined note ("New Note") would be due January 31, 2005. Interest due on the New Note will accrue annually at 5.2% and will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The interest which accrued from February 1, 2000 through March 31, 2001, was forgiven in the current fiscal year.

The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio, including the capitalized interest, is $9,833,244.

Presented below is a summary of the status of the stock options and the related transactions for the years ended March 31, 2001, 2000 and 1999.

                                                      2001                       2000                       1999
                                              -----------------------------------------------------------------------------
                                                              WEIGHTED                    WEIGHTED                   WEIGHTED
                                                              AVERAGE                     AVERAGE                    AVERAGE
                                                              EXERCISE                    EXERCISE                   EXERCISE
                                                SHARES         PRICE        SHARES         PRICE         SHARES       PRICE
                                              -----------------------------------------------------------------------------
Options outstanding at beginning of year        582,090         $3.51    1,014,225          $4.36    3,295,534        $2.95
Granted                                         671,301          1.23            -              -      996,837         4.54
Canceled/Surrendered                                  -             -    (432,135)           5.51    (197,615)       (5.93)
Exercised                                             -             -            -              -  (3,010,000)       (2.70)
Forfeited                                      (67,643)        (4.24)            -              -     (70,531)       (7.59)
                                              -----------------------------------------------------------------------------
Options outstanding at end of year            1,185,748         $2.18      582,090          $3.51    1,014,225        $4.36
                                              =============================================================================
Options exercisable at end of year              164,912         $2.18       81,663          $4.47      114,587        $4.47
                                              =============================================================================

The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the years ended March 31, 2001, 2000 and 1999 is $0.84, $0.00 and $2.82, respectively.

The Company recognized costs of $0.00, $0.00 and $21,631 for the years ended March 31, 2001, 2000 and 1999, respectively, for stock-based compensation to employees.

The following table summarizes the status of Warrantech's stock options outstanding and exercisable at March 31, 2001.

                                                                   STOCK OPTIONS                     STOCK OPTIONS
                                                                    OUTSTANDING                       EXERCISABLE
                                                         ----------------------------------------------------------------
                                                                        WEIGHTED       WEIGHTED                   WEIGHTED
                                                                        AVERAGE        AVERAGE                    AVERAGE
                                                                       REMAINING       EXERCISE                   EXERCISE
             RANGE OF EXERCISE PRICES                      SHARES       LIFE (YRS)      PRICE        SHARES        PRICE
             ------------------------                    ----------------------------------------------------------------
             $0.73 to $1.31                                654,551          9.09        $1.21        145,714       $0.92
             $3.25 to $3.38                                531,197          3.62         3.35        119,198       $2.52
             $4.31 to $6.50                                      -             -            -              -           -
                                                         ---------------------------------------------------------------
             Total                                       1,185,748          6.64        $2.18        264,912       $2.18
                                                         ===============================================================

13.      OTHER INCOME (EXPENSE)

         Other income (expense) consists of the following:

                                                                         FOR THE YEARS ENDED MARCH 31,
                                                         ----------------------------------------------------------------
                                                             2001                  2000                     1999
                                                         ---------------        -------------         -------------
         Interest and dividend income                         $1,292,335           $1,325,638            $1,303,410
         Interest expense                                       (234,102)            (344,969)             (458,598)
         Gain (loss) on sale of assets                           (23,258)             (63,350)              103,988
         Miscellaneous Income (expense)                          (12,463)             (11,031)               94,401
                                                              ----------           ----------            ----------
            Total Other Income                                $1,022,512             $906,288            $1,043,201
                                                              ==========           ==========            ==========

14.      SIGNIFICANT CUSTOMERS

During fiscal years 2001 and 2000, the Company had one significant customer, Staples. Staples accounted for approximately 10%, 10% and 6% of consolidated gross revenues for the years ended March 31, 2001, 2000 and 1999, respectively. The Staples program expired February 26, 2001.

Additionally, CompUSA accounted for approximately 24%, of consolidated gross revenues for the year ended March 31, 1999. The Company notified CompUSA in May 1999 of price increases resulting from premium increases imposed by CIGNA Insurance Company. On June 24, 1999 CompUSA publicly announced as part of a major corporate restructuring their intentions to leverage their internal call center capabilities by taking over customer contact regarding extended warranty repair calls. On June 28, 1999 Warrantech received formal notification of termination from CompUSA effective July 28, 1999.

15.      EARNINGS PER SHARE

The computations of earnings per share for the years ended March 31, 2001, 2000 and 1999 are as follows:

                                                                         FOR THE YEARS ENDED MARCH 31,
                                                         ----------------------------------------------------------------
                                                             2001                  2000               1999
                                                         ---------------       ------------       ------------
    Numerator:

       Net income (loss) applicable to common stock           $1,866,924       ($8,206,183)       ($7,639,725)
                                                         ===============       ============       ============
    Denominator:

        Average outstanding shares used in
        the computation of per share earnings:
          Common Stock issued-Basic shares                    15,265,114         15,231,146         15,098,242
          Stock Options (treasury method)                          6,104                  -                  -
                                                         ---------------       ------------       ------------
          Diluted shares                                      15,271,218         15,231,146         15,098,242
                                                         ===============       ============       ============
    Earnings Per Common Share:
       Basic                                                       $0.12            ($0.54)            ($0.51)
                                                         ===============       ============       ============
       Diluted                                                     $0.12            ($0.54)            ($0.51)
                                                         ===============       ============       ============


16.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of related tax, for the years ended March 31, 2001, 2000 and 1999 are as follows:

                                                                         FOR THE YEARS ENDED MARCH 31,
                                                         ----------------------------------------------------
                                                             2001                  2000               1999
                                                         -------------          ---------         -----------
         Unrealized gain/(loss) on investments                 $13,269           ($16,732)             $7,452
         Accumulated translation adjustments                   (45,218)          (127,400)           (100,986)
                                                              --------          ---------            --------
         Accumulated other comprehensive income               ($31,949)         ($144,132)           ($93,534)
                                                              ========          =========            ========



17.      SEGMENT INFORMATION

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

                                                 CONSUMER                    REPORTABLE
YEAR  ENDED                       AUTOMOTIVE     PRODUCTS    INTERNATIONAL    SEGMENTS        OTHER          TOTAL
-----------                       -----------    ---------   -------------    ---------       -----          -----
MARCH 31, 2001
-------------
Earned Administrative Fee         $16,006,259    $32,240,460    $1,815,700    $50,062,419    ($361,475)     $49,700,944
Income (Loss) From Operations       8,390,016     11,672,546   (2,106,859)     17,955,703  (15,492,211)       2,463,492
Pretax Income (Loss)                4,277,109      3,927,266     1,392,294      9,596,669   (6,110,665)       3,486,004
Net Interest/Dividend Income           68,219         52,383      (16,851)        103,751       954,482       1,058,233
Depreciation/Amortization             831,016      1,871,897       768,762      3,471,675     2,945,440       6,417,115
Total Assets                       45,339,353     41,495,701     2,879,066     89,714,120     7,403,053      97,117,173


MARCH 31, 2000
-------------
Earned Administrative Fee         $10,332,834    $31,364,899    $2,240,455    $43,938,188    ($618,407)     $43,319,781
Income (Loss) From Operations       1,948,799      6,262,782   (5,719,376)      2,492,205  (14,366,492)    (11,874,287)
Pretax Income (Loss)              (2,235,798)    (2,057,869)   (7,066,903)   (11,360,570)       392,571    (10,967,999)
Net Interest/Dividend Income           50,146         66,104         4,093        120,343       860,326         980,669
Depreciation/Amortization             777,101      1,601,833       893,666      3,272,600     2,725,048       5,997,648
Total Assets                       64,836,045     59,014,454     7,035,343    130,885,842    16,035,312     146,921,154

MARCH 31, 1999
--------------
Earned Administrative Fee         $11,346,126    $38,712,292    $7,212,521    $57,270,939   ($6,543,626)    $50,727,313
Income (Loss) From Operations       2,966,588     (3,422,670)      692,245        236,163   (12,468,287)    (12,232,124)
Pretax Income (Loss)                  493,193    (10,626,187)      (95,157)   (10,228,151)     (960,772)    (11,188,923)
Net Interest/Dividend Income           37,063        102,633        25,978        165,674       679,138         844,812
Depreciation/Amortization             717,677      1,343,881       482,245      2,543,803     2,604,567       5,148,370
Total Assets                       63,002,934     96,477,403     9,962,523    169,442,860    17,467,410     186,910,270

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

The following fiscal 2001 and 2000 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 2000 and 1999 and March 31, 2001 and 2000 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made for a fair presentation of the results shown.

                                          QUARTER ENDED             QUARTER ENDED             QUARTER ENDED
                                             JUNE 30,               SEPTEMBER 30,             DECEMBER 31,
                                             --------               -------------             ------------
                                         2000        1999         2000         1999         2000         1999
                                         ----        ----         ----         ----         ----         ----
Net Earned Administrative Fees        $12,504,977  $9,464,325   $12,792,032  $10,098,863   $11,724,995  $10,716,014
Income From Operations                    861,909  (4,948,974)      166,696   (3,916,266)    1,070,548   (2,100,073)
Income (Loss)
   Before Provision For Income Taxes    1,029,019  (4,695,879)      404,369   (3,658,914)    1,309,515   (1,824,331)
Net income (Loss)                        $240,600 ($3,432,264)     $692,383  ($2,584,073)     $909,927  ($1,652,212)
Earnings (Loss) Per Share
Basic                                       $0.02      ($0.23)        $0.05       ($0.17)        $0.06       ($0.11)
Fully Diluted                               $0.02      ($0.23)        $0.05       ($0.17)        $0.06       ($0.11)

                                                QUARTER ENDED
                                                  MARCH 31,
                                                  ---------
                                              2001         2000
                                              ----         ----
Net Earned Administrative Fees             $12,678,940  $13,040,579
Income From Operations                         364,339    (908,974)
Income (Loss)
   Before Provision For Income Taxes           743,101    (788,875)
Net income (Loss)                              $24,014   ($537,634)
Earnings (Loss) Per Share
Basic                                          ($0.00)      ($0.03)
Fully Diluted                                  ($0.00)      ($0.03)

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

                   Column                          Column                     Column                     Column            Column
                      A                               B                          C                          D                 E
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Balance at                 Additions                 Deductions-       Balance at
Description                                       Beginning     Charged to Costs   Charged to Other                        End of
                                                   of Year         and Expense     Accounts-Describe   Describe (a)         Year
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 2001
     Allowance for doubtful accounts:
             Trade A/R                           $1,164,125          (84,179)                                 -          $1,079,946
             Other A/R                            1,168,891       (1,123,391)                                 -              45,500

Year Ended March 31, 2000
     Allowance for doubtful accounts:
             Trade A/R                            1,115,285          258,190                              209,350         1,164,125
             Other A/R                            1,918,256         (226,714)                             522,651         1,168,891

Year Ended March 31, 1999
     Allowance for doubtful accounts:
             Trade A/R                            1,223,173          370,324                              478,212         1,115,285
             Other A/R                                    -        1,918,256                                    -         1,918,256

(a)      Amount of receivables charged to the allowance during the year.


     See independent auditor's report and accompanying notes to consolidated financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On August 25, 1999, the Board of Directors selected Weinick Sanders Leventhal & Co., LLP ("Weinick") to be the Company's independent public accountants for the fiscal year ended March 31, 1999. A representative of such firm was present at the annual meeting and was available to respond to appropriate questions or make statements.

The Company has not consulted with Weinick Sanders Leventhal & Co., LLP on (A) applications of accounting principles to a specified transaction, either completed or proposed, (B) the type of auditing opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Weinick Sanders Leventhal & Co., LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue or (C) any matter that was either the subject of a disagreement or a Reportable Event as such term is defined herein.

On August 27, 1999, the Company filed a report on Form 8-K with the SEC relating to the dismissal of Ernst & Young LLP, which was subsequently amended by the filing of a Form 8-K/A on September 14, 1999. The Company requested that Ernst & Young furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether or not it agreed with the statements contained therein. A copy of Ernst & Young's letter dated September 24, 1999 was filed as an exhibit to the Company's Form 8-K/A filed September 28, 1999. In connection with the March 31, 1999 proxy statement, the Company offered Ernst & Young with an opportunity to make a brief statement of its views and Ernst & Young chose not to do so.

Disagreement with Ernst & Young over the Company's Revenue Recognition Policy

Ernst & Young, which was retained in September 1998 to audit the Company's financial statements for the Fiscal year ending March 31, 1999, had informed the Company shortly before the anticipated filing of the Company's Annual Report on Form 10-K with the SEC that it believed that the revenue recognition policy the Company had followed since 1991 was not correct, and that the Company should be following the straight line revenue recognition method provided for in Technical Bulletin No. 90-1 ("TB 90-1") of the Financial Accounting Standards Board ("FASB"). Due to the shortness of time available before the Fiscal 1999 Form 10-K was due and because the Company disagreed with Ernst & Young's view that TB 90-1 applied, the Company was not able to file its 1999 Form 10-K with certified financial statements by the July 14, 1999 filing deadline.

Background

The Company had originally requested the views of FASB and the SEC with respect to the applicability of TB 90-1 in 1991. On August 23, 1991, Weinick, which then was the Company's independent accountant, had a telephone conversation with a former staff member of FASB, Mr. John Griffin, in which Mr. Griffin stated that FASB had reached an informal opinion approximately one month earlier that TB 90-1 was not applicable to entities that transfer their obligor risk under extended service contracts ("ESC"), if an ESC obligor transfers risk of loss through the purchase of insurance. Mr. Griffin explained that this opinion was premised on the facts that the full cost of the insurance must be known and fixed and all risk of loss must be transferred to the carrier. Mr. Griffin further expressed the opinion that entities that transfer their risk to insurance carriers in such a manner should follow the revenue recognition guidelines in the American Institute of Certified Public Accountants' Exposure Draft Proposed Industry Accounting Guide for Insurance Agents and Brokers (the "Exposure Draft"). In a separate telephone conversation between Weinick and Mr. Wayne Kauth, of the SEC and one of the authors of the Exposure Draft, Mr. Kauth stated that one of the major determining factors in the applicability of the Exposure Draft was the transfer of risk of loss. Based on Messrs. Griffin's and Kauth's verbal opinions, the Company requested a determination from the Division of Corporate Finance ("DCF") of the SEC. The Company requested the agreement of the Staff of the DCF that TB 90-1 is not applicable and its concurrence with the Company's proportional method of revenue recognition as prescribed under the guidelines of the Exposure Draft. In a letter dated November 15, 1991, the Company was informed that the Staff at the DCF would not object to the conclusion of the Company and its independent accountant that TB 90-1 is not applicable and that the revenue recognition policy in the Exposure Draft is appropriate.

Despite the evidence provided to Ernst & Young concerning the non-applicability of TB 90-1 and the previous approvals provided by the SEC and FASB, Ernst & Young did not alter their position. Furthermore, it was the Company's understanding that Ernst & Young had several other clients with similar issues as to which Ernst & Young did not take the view that TB 90-1 was applicable.

In light of the apparent inconsistency between different offices within Ernst & Young itself with respect to the applicability of TB 90-1, Ernst & Young's unwillingness to consider changing its view in light of this apparent inconsistency and its unwillingness to even further discuss the issue with the Company, the Audit Committee and the Board of Directors of the Company concluded that the independence of Ernst & Young had been compromised, that an effective working relationship with Ernst & Young was no longer possible and that, as a result, its engagement as the Company's independent accountant should be terminated. On August 25, 1999, the Board of Directors of the Company authorized the dismissal of Ernst & Young as its independent accountant.

Ernst & Young's View

Ernst & Young had informed the Company that it believed the Company's revenue recognition policy should be changed because, in recent years, the Company's subsidiaries have been classified as the obligors for a portion of the service contracts which they administer, and as a result, the Company should be required to straight-line its revenues over the duration of the service contracts in accordance with TB 90-1, as opposed to the current method, in which the Company recognizes revenues in direct proportion to the costs incurred. The Company's management believed that Ernst & Young was not correct because 100% of the risk related to the payment of claims under the service contracts is, and since 1991 has been, covered by an unaffiliated insurance company and, because of this transfer of risk, the Company and its subsidiaries are not exposed to any risk of payment for claims. This was the basis of the opinions expressed by the FASB member and by the DCF Staff. All of the insurance companies used by the Company to cover any claims made by consumers under the service contracts are rated not less than "Excellent" by A.M. Best & Company.

Fiscal 1999 was the first year in which the Company engaged Ernst & Young to audit its financial statements. The previous auditing firms, each of which have certified the Company's financial statements since 1991, issued unqualified opinions with respect to the Company's financial statements, and the Company did not follow TB 90-1 with respect to its revenue recognition policy during any of those years.

Conclusion

Due to the disagreement with Ernst & Young concerning the Company's Revenue Recognition Policy, the Company requested guidance directly from the Chief Accountant's Office of the SEC, the authority which had previously issued a letter concurring with the Company's Revenue Recognition Policy in 1991. After several months of written and verbal communication with the SEC, the Company received a letter dated November 18, 1999 from the DCF stating that it did not object to the Company's revenue recognition policy as it is applied to its dealer-obligor contracts. The DCF did state that the Company should exclude from its gross revenue that portion of the dealer-obligor service contract payments it receives which pertains to the premium that is paid to the insurance companies. As a result, with respect to dealer-obligor contracts, which represent approximately 63% of the Company's business, the Company will continue to follow the accounting policy that it has applied over the past eight (8) years by recognizing a substantial portion of its administrative fee income in the year in which the service contracts are sold. Furthermore, the Company will continue to defer only that portion of the administrative fee income that pertains to administration of claims over the life of the contracts.

With respect to service contracts in which the Company is the obligor, the DCF informed the Company that the Company should change its revenue recognition policy to comply with Financial Accounting Standards Board Technical Bulletin 90-1. Based on the communication from the DCF,

PricewaterhouseCoopers LLP, the Company's previous independent accountants, rescinded their opinion certifying the financial statements of the Company for the fiscal years ending March 31, 1998, 1997, 1996 and 1995.

Based on the final conclusions reached by the DCF, the Company prepared its financial statements for the fiscal year ending March 31, 1999 according to the revenue recognition policy guidance provided by the DCF and restated the financial statements accordingly for prior years.

Reportable Events

During an Audit Committee meeting held on July 26, 1999 (the "July 1999 Meeting"), Ernst & Young advised the Audit Committee that a "reportable condition" existed in that significant accounting adjustments to amounts recorded by management in connection with the Audit involving, among other items, allowances made for accounts receivable, insurance company claim receivables and dealer related receivables, in the amount of $5 million were necessary in order to bring these allowance balances to what Ernst & Young viewed as acceptable amounts (the "Audit Adjustments").

The Audit Adjustments described by Ernst & Young, including a description of the amounts and the reasons therefor, are set forth in Schedule A attached as an Exhibit to the Company's Form 8-K/A filed September 10, 1999. Although all of the Audit Adjustments were recorded prior to the filing of the Company's Form 8-K, $5,027,014 of the Audit Adjustments were not recorded prior to the Audit. As explained in such Schedule A, $3,539,679 of the Audit Adjustments were not recorded prior to the Audit, primarily because of the termination of contracts with significant customers, which terminations neither occurred nor were known to the Company until after the financial closing of the Company's year end. Also as explained in such Schedule A, of the remaining $1,487,335 of the Audit Adjustments, $1,173,969 were judgmental differences providing for an increase in the allowance for doubtful accounts. The remaining $313,366 of the Audit Adjustments were made as a result of the audit process.

The Company disagrees with Ernst & Young's conclusion that a material weakness in internal controls may exist as a result of the Audit Adjustments because only $313,366 of the Audit Adjustments was made during the audit process. Management does not view a $313,366 Audit Adjustment to be an amount that is material in relation to the financial statements being audited or to constitute an error. As noted, the majority of the Audit Adjustments, i.e. $3,539,679, resulted from subsequent events, whereas $1,173,969 resulted from judgmental differences.

It should be noted that Ernst & Young's report is the first instance in the fifteen-year history of the Company in which material weaknesses in internal controls were reported by its independent accountant to the Audit Committee.

The Company believes that the matters reported by Ernst & Young concerning allowances made for accounts receivable involved judgments by management, which are accounting estimate issues and do not represent material weaknesses in internal control issues. The accounting estimate nature of these matters is evidenced by the fact that during the course of the Audit, Ernst & Young proposed that the allowance of doubtful accounts be increased by $170,000 against an uncollected receivable of $680,000. The Company concurred with this proposal and adjusted its books accordingly. As of the date hereof, the management took actions necessary to collect in excess of $500,000 of this $680,000 receivable.

Nonetheless, the Company and the Audit Committee have undertaken steps to determine if Ernst & Young's allegations of the existence of material weaknesses in the Company's internal controls based on the Audit Adjustments are valid, or, if any other material weaknesses in internal controls exist and what corrective actions should be instituted. The Company and the Audit Committee also have instructed Weinick to review the Audit Adjustments and the Company's accounting policies and systems in their entirety in order to determine whether there are any material weaknesses in internal controls. Weinick conducted the requested review of the Audit Adjustments and reported to the Company that nothing has come to Weinick's attention that would lead it to believe that there are material weaknesses in the Company's internal controls.

During the July 1999 Meeting, Ernst & Young also communicated to the Audit Committee a specific incident in which it asserted that an assistant controller of the Company had told representatives of Ernst & Young during the Audit that certain adjustments were made in connection with the closing of the Company's 4th Quarter of Fiscal 1999 (the "4th Quarter") with which the assistant controller did not agree and that the assistant controller suggested to the auditors that they should review the 4th Quarter closing adjustments.

Ernst & Young further reported to the Audit Committee that when Ernst & Young reviewed the 4th Quarter closing adjustments, it reversed a substantial number of adjustments and that management consented to these reversals. Ernst & Young further reported to the Audit Committee that when it first told management of the information reported by the assistant controller, the Company's senior management asked the assistant controller, in a meeting at which representatives of Ernst & Young were present, whether he had in fact conveyed such information to Ernst & Young and the assistant controller vehemently denied that he had made any such statements to Ernst & Young. Ernst & Young has not, either during the July 1999 Meetings or at any time thereafter, provided any documentary support for its statement. The Audit Committee was informed by the Chief Financial Officer of the Company that there were no reversals of 4th Quarter closing adjustments recommended by Ernst & Young, and that the only adjustments recommended by Ernst & Young were the $5 million in Audit Adjustments discussed above.

Ernst & Young has failed to provide management with an explanation or evidence as to exactly which 4th Quarter closing adjustments it allegedly reversed. Therefore the reasons for the discrepancy between Ernst & Young's statement and the Company's Chief Financial Officer is unknown to management at this time. It is, however, the view of the Company's Chief Financial Officer that there is no basis for that statement made by Ernst & Young. Management provided to Ernst & Young, at the beginning of the Audit, the Company's financial statements reflecting Income before Taxes of $4,440,904. The Company's Chief Financial Officer maintains that there were no reversals of 4th Quarter adjustments made to change those financials. The only adjustments recorded were those set forth in Schedule A, totaling $5,027,014, and $555,545 of adjustments that the Company provided to Ernst & Young at the beginning of the audit. This adjustment of $555,545 was calculated by the Company subsequent to its closing process and it was provided to Ernst & Young to be included as part of their post closing adjustments.

While the Company believes that Ernst & Young's allegation relating to the reversals of 4th Quarter closing adjustments were without substance, Management and the Audit Committee authorized an investigation of the facts and circumstances relating to the communications between Ernst & Young and the assistant controller.

The investigation was conducted by the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. The report on the investigation (hereinafter referred to as the "Paul Weiss Report") was completed on January 22, 2000. The Paul Weiss Report stated that, during interviews with Ernst & Young in the course of the investigation, Ernst & Young denied having told the Audit Committee that it had reversed closing adjustments made by the Company's management. The Paul Weiss Report concluded that: (a) management had not directed adjustments to be made to the books at the time of the closing of the 4th Quarter; and (b) consequently, Ernst & Young had not reversed any adjustments directed by management; and (c) while the assistant controller raised questions during the audit concerning certain items in the Company's financial statements, Ernst & Young's recollection of the statements made, as reported to the management of the Company and later to the Audit Committee, was not accurate; but, at this stage, it is not possible to determine the exact nature of the statements that were made.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Security Ownership of Certain Beneficial Owners and Management, which is incorporated herein by reference to the Company's Definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, as amended (the "Proxy Statement").

ITEM 11.   EXECUTIVE COMPENSATION

See Compliance with Section 16(a) of the Securities Exchange Act of 1934 in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement, which is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Certain Relationships and Related Transactions in the Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1. and 2. Financial Statements and Financial Statement
                  Schedule: see accompanying Index to Financial Statements and Financial Statement Schedule, page 17.

         (b)      Reports on Form 8-K during the last quarter: None.

         (c)      Exhibits

                  Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated. Management contracts or compensatory plans, contracts or arrangements with directors and executive officers of the Company are listed in Exhbits 10(a) through 10(q).

EXHIBIT LIST               DESCRIPTION OF EXHIBIT
------------               ----------------------
         3(a)     -        Certificate of Incorporation filed June 22, 1983. Incorporated by reference to the
                           Company's Registration Statement on Form S-18, filed on November 23, 1983,
                           Registration No. 2-88097-NY.

         3(b)     -        Certificate of Amendment of Certificate of Incorporation filed October 24, 1983.
                           Incorporated by reference to the Company's Registration Statement on Form S-18, filed on November 23, 1983, Registration No. 2-88097-NY.

         3(c)     -        Certificate of Amendment of Certificate of Incorporation dated June 29, 1987.
                           Incorporated by reference to the Company's Form 8 Amendment to the Company's
                           Annual Report on Form 10-K for the fiscal year ended March 31, 1987, file no. 0-13084.

         3(d)     -        Certificate of Designation of the Company with respect to the Preferred Stock as filed with the Secretary of State of Delaware on October 12, 1993.  Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994, file no.
                           0-13084.

         3(e)     -        By-laws of the Company, as amended.  Incorporated by reference to the Company's
                           Quarterly Report on Form 10-Q for the fiscal quarter ended September 10, 1988, file no.
                           0-13084.

         10(a)    -        Form of Sales Distributor Agreement. Incorporated by reference to the Company's Annual
                           Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

         10(b)    -        Form of Service Center Agreement.  Incorporated by reference to the Company's Annual
                           Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

         10(c)    -        Form of Dealer Agreement.  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

         10(d)    -        Form of Sales Agent Agreement.  Incorporated by reference to the Company's
                           Registration Statement on Form S-1, filed on September 5, 1986, Registration
                           No. 3-8517.

         10(e)    -        1998 Employee Incentive Stock Option Plan of the Company.  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                           1999, file no. 0-13084.

         10(f)    -        Employment Agreement dated April 1, 1998 between the Company and Joel San Antonio.
                           Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, file no. 0-13084.

         10(g)    -        Insurance policy between the Company and Houston General Insurance
                           Company pertaining to service contracts written in all states except Florida. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31,
                           1996, file no. 0-13084.

         10(h)    -        Insurance policy between the Company and Houston General Insurance
                           Company pertaining to service contracts issued by CompUSA. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file no.
                           0-13084.

         10(i)    -        Insurance policy between the Company and Houston General Insurance company pertaining to service contracts written by WCPS of Florida, Inc.
                           (excluding Inacom Corporation). Incorporated by reference to the Company's Report on
                           Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

         10(j)    -        Insurance policy between the Company and Houston General Insurance
                           Company pertaining to service contracts written by WCPS of Florida, Inc. through
                           CompUSA. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

         10(k)    -        Administrator Agreement - Consumer Products, between Houston General Insurance
                           Company and Warrantech Consumer Product Services, Inc. (This document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request). Incorporated by reference to the
                           Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file no.
                           0-13084.

         10(l)    -        General Agency Agreement between American International Group, Inc. and Warrantech
                           Automotive, Inc.  (This document has been omitted and has been filed separately with the
                           Securities and Exchange Commission pursuant to a Confidential Treatment Request).
                           Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

         10(m)    -        Master Agreement between American International Group, Inc. and the
                           Company (Section 1.6 of this document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment
                           Request). Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

         *10(n)   -        Employment Agreement as amended on April 1, 2001 between the Company and Richard F. Gavino.

         *10(o)   -        Promissory Note agreement and pledge dated March 15, 2001 between the Company and Joel San
                           Antonio.

         *10(p)   -        Promissory Note agreement and pledge dated February 1, 2000 between the Company and Mr. William Tweed.

         *10(q)   -        Promissory Note agreement and pledge dated February 1, 2000 between the Company and Mr. Jeff J. White.

         16       -        Letter regarding change in certifying accountant from Ernst & Young dated September 24,
                           1999. Incorporated by reference to the Company's Report on Form 8-K dated August 27,
                           1999, as amended on September 28, 1999.

         *21      -        Subsidiaries of the Company.

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

                                                 WARRANTECH CORPORATION

Dated:        June 26, 2001                By:  /s/ Joel San Antonio
                                           ------------------------------
                                           Joel San Antonio,
                                           Chairman of the Board and
                                           Chief Executive Officer

Dated:        June 26, 2001                By:  /s/ Richard F. Gavino
                                           -------------------------------
                                           Richard F. Gavino,
                                           Executive Vice President and
                                           Chief Financial Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JUNE 26, 2001.

/s/ Joel San Antonio                        Chairman, Chief Executive Officer and Director
-----------------------------------           (Principal Executive Officer)
Joel San Antonio


/s/ Richard F. Gavino                       Executive Vice President and Chief Financial Officer
-----------------------------------           (Principal Accounting and Financial Officer)
Richard F. Gavino


               *                            Vice Chairman and Director
-----------------------------------
Willliam Tweed

/s/ Lawrence Richenstein                    Director
-----------------------------------
Lawrence Richenstein

/s/ Gordon Paris                            Director
-----------------------------------
Gordon Paris

/s/ Jeff J. White                           Director
-----------------------------------
Jeff J. White

/s/ Ronald Glime                            Director
-----------------------------------
Ronald Glime

EXHIBIT LIST               DESCRIPTION OF EXHIBIT
------------               ----------------------
         3(a)     -        Certificate of Incorporation filed June 22, 1983.  Incorporated by reference to the
                           Company's Registration Statement on Form S-18, filed on November 23, 1983,
                           Registration No. 2-88097-NY.

         3(b)     -        Certificate of Amendment of Certificate of Incorporation filed October 24, 1983.
                           Incorporated by reference to the Company's Registration Statement on Form S-18, filed on November 23, 1983, Registration No. 2-88097-NY.

         3(c)     -        Certificate of Amendment of Certificate of Incorporation dated June 29, 1987.
                           Incorporated by reference to the Company's Form 8 Amendment to the Company's
                           Annual Report on Form 10-K for the fiscal year ended March 31, 1987, file no. 0-13084.

         3(d)     -        Certificate of Designation of the Company with respect to the Preferred Stock as filed with the Secretary of State of Delaware on October 12, 1993.  Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1994, file no.
                           0-13084.

         3(e)     -        By-laws of the Company, as amended.  Incorporated by reference to the Company's
                           Quarterly Report on Form 10-Q for the fiscal quarter ended September 10, 1988, file no.
                           0-13084.

         10(a)    -        Form of Sales Distributor Agreement. Incorporated by reference to the Company's Annual
                           Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

         10(b)    -        Form of Service Center Agreement.  Incorporated by reference to the Company's Annual
                           Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

         10(c)    -        Form of Dealer Agreement.  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

         10(d)    -        Form of Sales Agent Agreement.  Incorporated by reference to the Company's
                           Registration Statement on Form S-1, filed on September 5, 1986, Registration
                           No. 3-8517.

         10(e)    -        1998 Employee Incentive Stock Option Plan of the Company.  Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                           1999, file no. 0-13084.

         10(f)    -        Employment Agreement dated April 1, 1998 between the Company and Joel San Antonio.
                           Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, file no. 0-13084.

         10(g)    -        Insurance policy between the Company and Houston General Insurance
                           Company pertaining to service contracts written in all states except Florida. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31,
                           1996, file no. 0-13084.

         10(h)    -        Insurance policy between the Company and Houston General Insurance
                           Company pertaining to service contracts issued by CompUSA. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file no.
                           0-13084.

         10(i)    -        Insurance policy between the Company and Houston General Insurance company pertaining to service contracts written by WCPS of Florida, Inc.
                           (excluding Inacom Corporation). Incorporated by reference to the Company's Report on
                           Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

         10(j)    -        Insurance policy between the Company and Houston General Insurance
                           Company pertaining to service contracts written by WCPS of Florida, Inc. through
                           CompUSA. Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

         10(k)    -        Administrator Agreement - Consumer Products, between Houston General Insurance
                           Company and Warrantech Consumer Product Services, Inc. (This document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request). Incorporated by reference to the
                           Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

         10(l)    -        General Agency Agreement between American International Group, Inc. and Warrantech
                           Automotive, Inc.  (This document has been omitted and has been filed separately with the
                           Securities and Exchange Commission pursuant to a Confidential Treatment Request).
                           Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

         10(m)    -        Master Agreement between American International Group, Inc. and the
                           Company (Section 1.6 of this document has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment
                           Request). Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

         *10(n)   -        Employment Agreement as amended on April 1, 2001 between the Company and Richard F.
                           Gavino.

         *10(o)   -        Promissory Note agreement dated March 15, 2001 between the Company and Joel San
                           Antonio.

         *10(p)   -        Promissory Note agreement and Pledge dated February 1, 2000 between the Company and
                           Mr. William Tweed.

         *10(q)   -        Promissory Note agreement and Pledge dated February 1, 2000 between the Company and Mr. Jeff J. White.

          16      -        Letter regarding change in certifying accountant from Ernst & Young dated September 24,
                           1999. Incorporated by reference to the Company's Report on Form 8-K dated August 27,
                           1999, as amended on September 28, 1999.

         *21      -        Subsidiaries of the Company.

          28      -        Stipulation and Consent Order of Illinois.  Incorporated by reference to the Company's
                           Quarterly Report on Form 10-Q for  the fiscal quarter ended December 31, 1988, file no.
                           0-13084.