Form 10-Q
period 2001-06-30
WARRANTECH CORP
filed 2001-08-13
CIK 735571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


(Mark One)
[X]                                 FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[ ]                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from __________________ to __________________

         Commission File Number 0-13084
                                ------------------------------------------------

                             WARRANTECH CORPORATION
         -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                    13-3178732
         -----------------------------------------------------------------------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)

                150 Westpark Way, Euless TX                        76040
         -----------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code    (800) 544-9510
                                                            --------------------

         -----------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last year)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      [X]      No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                               Outstanding at July 31, 2001
---------------------------------------             ----------------------------
Common stock, par value $.007 per share                   15,101,807 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                      INDEX


                                                                                                        Page No.
                                                                                                        --------
                         PART I - FINANCIAL INFORMATION:


                Item 1:  Financial Statements


                    Condensed Consolidated Statements of Operations -
                           For the Three Months Ended June 30, 2001 and 2000 (Unaudited).........             3

                    Condensed Consolidated Balance Sheets at June 30, 2001
                           (Unaudited) and March 31, 2001........................................             4

                    Condensed Consolidated Statements of Cash Flows
                           For the Three Months Ended June 30, 2001
                           and 2000 (Unaudited)..................................................             6

                    Notes to Condensed Consolidated Financial Statements.........................             7

                Item 2:  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ........................            10


                           PART II - OTHER INFORMATION


                Item 1:  Legal Proceedings.......................................................            12

                Item 5:  Other Information.......................................................            12

                Item 6:  Exhibits and Reports on Form 8-K........................................            12

                Signature .......................................................................            13

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the Three Months Ended
                                                                               June 30,
                                                                     ----------------------------
                                                                         2001            2000
                                                                     ------------    ------------
Earned Administrative Fees (Net of amortization of deferred costs)   $  9,227,622    $ 12,504,977

Costs and expenses
   Service, selling, and general and administrative                     7,965,387      10,098,142
   Depreciation and amortization                                        1,334,601       1,544,926
                                                                     ------------    ------------
Total costs and expenses                                                9,299,988      11,643,068
                                                                     ------------    ------------

Income (loss) from operations                                             (72,366)        861,909
Other income (expense) - net                                               192,989         167,110
                                                                     ------------    ------------
Income before provision for income taxes                                  120,623       1,029,019
Provision (benefit) for income taxes                                      (10,600)        788,419
                                                                     ------------    ------------

Net income                                                           $    131,223    $    240,600
                                                                     ============    ============

Earnings per share:
Basic                                                                $       0.01    $       0.02
                                                                     ============    ============
Diluted                                                              $       0.01    $       0.02
                                                                     ============    ============

Weighted average number of shares outstanding:
Basic                                                                  15,100,432      15,296,262
                                                                     ============    ============
Diluted                                                                15,100,432      15,296,262
                                                                     ============    ============



     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                      (Unaudited)
                                                        June 30,       March 31,
                                                          2001           2001
                                                      ------------   ------------
                           ASSETS

Current assets:
Cash and cash equivalents                             $  1,352,435   $  3,001,924
Investments in marketable securities                       705,866        196,154
Accounts receivable, (net of allowances of
     $1,340,613 and $1,079,946, respectively)           11,386,710     12,152,515
Other receivables, net                                   7,068,879      7,065,531
Income tax receivable                                    5,399,429      5,378,648
Deferred income taxes                                      581,882        571,182
Prepaid expenses and other current assets                  714,628        964,929
                                                      ------------   ------------
        Total current assets                            27,209,829     29,330,883
                                                      ------------   ------------

Property and equipment, net                             11,195,803     11,898,890

Other assets:
Excess of cost over fair value of assets acquired
    (net of accumulated amortization of $5,825,405)      1,637,290      1,637,290
Deferred income taxes                                    2,724,031      2,724,096
Deferred direct costs                                   40,473,813     46,258,971
Investments in marketable securities                     1,562,693      3,094,176
Restricted cash                                            800,000        800,000
Split dollar life insurance policies                       728,262        708,262
Notes receivable                                           459,765        599,796
Other assets                                               104,579         64,809
                                                      ------------   ------------
          Total other assets                            48,490,433     55,887,400
                                                      ------------   ------------

                                                      ------------   ------------
Total Assets                                          $ 86,896,065   $ 97,117,173
                                                      ============   ============



      See accompanying notes to condensed consolidated financial statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       (Unaudited)
                                                                         June 30,        March 31,
                                                                           2001            2001
                                                                       ------------    ------------
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligations     $    854,102    $    801,265
Insurance premiums payable                                               16,133,408      19,100,164
Accounts and commissions payable                                          4,974,248       6,346,872
Accrued expenses and other current liabilities                            7,612,342       5,890,078
                                                                       ------------    ------------
   Total current liabilities                                             29,574,100      32,138,379
                                                                       ------------    ------------

Deferred revenues                                                        52,548,697      60,057,704
Long-term debt and capital lease obligations                              1,033,999       1,209,853
Deferred rent payable                                                       268,598         293,293
                                                                       ------------    ------------
   Total liabilities                                                     83,425,394      93,699,229
                                                                       ------------    ------------

Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000 Shares
     issued - none at June 30, 2001 and March 31, 2001                         --              --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued - 16,515,603 shares at June 30, 2001 and
     16,514,228 shares at March 31, 2001                                    115,590         115,580
   Additional paid-in capital                                            23,743,588      23,742,868
   Loans to directors and officers                                       (9,914,979)     (9,833,244)
   Accumulated other comprehensive income, net of taxes                     (29,440)        (31,949)
   Retained earnings (deficit)                                           (6,102,882)     (6,234,105)
                                                                       ------------    ------------
                                                                          7,811,877       7,759,150
   Treasury stock - at cost, 1,415,171 shares at June 30, 2001
    and at March 31, 2001                                                (4,341,206)     (4,341,206)
                                                                       ------------    ------------
        Total Stockholders' Equity                                        3,470,671       3,417,944
                                                                       ------------    ------------

                                                                       ------------    ------------
Total Liabilities & Stockholders' Equity                               $ 86,896,065    $ 97,117,173
                                                                       ============    ============



     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For the Three Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                 2001            2000
                                                             ------------    ------------
Cash flows from operating activities:
  Net income                                                 $    131,223    $    240,600
  Adjustments to reconcile net income to net cash
     provided by operating activities:                         (1,849,017)     (3,061,938)
                                                             ------------    ------------
Net cash flows (used) in operating activities                  (1,717,794)     (2,821,338)
                                                             ------------    ------------

Cash flows from investing activities:
  Property and equipment purchased-net of retirements            (630,169)       (371,461)
  Purchase of marketable securities                              (100,000)       (350,000)
  (Increase) decrease in notes receivable                         140,031          47,373
  Proceeds from sales of marketable securities                  1,160,304       1,300,000
                                                             ------------    ------------
Net cash provided by investing activities                         570,166         625,912
                                                             ------------    ------------

Cash flows from financing activities:
    Repayments, notes and capital leases                         (501,861)       (423,804)
                                                             ------------    ------------
Net cash (used) in financing activities                          (501,861)       (423,804)
                                                             ------------    ------------

Net (decrease) in cash and cash equivalents                    (1,649,489)     (2,619,230)
Cash and cash equivalents at beginning of period                3,001,924      10,035,003
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $  1,352,435    $  7,415,773
                                                             ------------    ------------

Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                  $     54,888    $     80,616
                                                             ============    ============
   Income taxes                                              $     13,028    $     20,085
                                                             ============    ============

Non-Cash Investing and financing activities:
    Property and equipment financed through capital leases   $     75,391    $    172,930
    Capital leases refinanced                                $    151,727            --
    Increase in loans to officers and directors                   (81,735)        (77,176)



     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

     The Company operates under three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, recreational vehicles, motorcycles and automotive components. These products are sold principally by franchised and independent automobile dealers, leasing companies, repair facilities, retail stores and financial institutions. The Consumer Products segment markets and administers extended warranties on household appliances, electronics and homes. These products include home appliances, consumer electronics, televisions, computers, home office equipment and homes. These products are sold principally by retailers, distributors, manufacturers, utility companies, mortgage brokers, managing general agencies and financial institutions. Warrantech also direct markets these products to the ultimate consumer through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean.

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

     2. BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and are unaudited. These interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended March 31, 2001.

     Certain prior year amounts may have been reclassified to conform to current year presentation.

     3. NEW ACCOUNTING STANDARD

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Intangible Assets", which is effective for fiscal years beginning after Dec. 15, 2001. SFAS 142 provides that goodwill and intangible assets with indefinite lives not be amortized, and instead, be tested for impairment annually and whenever there is an impairment indicator.

     Early adoption of SFAS 142 is permitted for companies with fiscal years beginning after March 15, 2001 but only if they have not issued their first quarter financial statements prior to adoption. The Company adopted SFAS 142 effective April 1, 2001 and ceased amortization of its goodwill. The following table presents pro forma condensed consolidated statement of operations of the Company for the quarters ended June 30, 2001 and 2000, as though SFAS 142 had not been adopted.

                                                            For the Three Months Ended
                                                           ----------------------------
                                                                     June 30,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
Earned Administrative Fee (Net of amortization of
   deferred costs)                                         $  9,227,622    $ 12,504,977

Costs and expenses
   Service, selling, and general and administrative           7,965,387      10,098,142
   Depreciation and amortization                              1,484,418       1,544,926
                                                           ------------    ------------
Total costs and expenses                                      9,449,805      11,643,068
                                                           ------------    ------------

Income (loss) from operations                                  (222,183)        861,909
Other income (expense) - net                                    192,989         167,110
                                                           ------------    ------------
Income (loss) before provision for income taxes                 (29,194)      1,029,019
Provision (benefit) for income taxes                            (10,600)        788,419
                                                           ------------    ------------
Net income (loss)                                          $    (18,594)   $    240,600
                                                           ============    ============

Earnings (loss) per share - Basic                          $      (0.01)   $       0.02
                                                           ============    ============
Earnings (loss) per share - Diluted                        $      (0.01)   $       0.02
                                                           ============    ============


     4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                               For the Three Months Ended
                                              ----------------------------
                                                        June 30,
                                              ----------------------------
                                                  2001            2000
                                              ------------    ------------
Net income                                    $    131,223    $    240,600
Other Comprehensive Income, net of tax
   Unrealized gain (loss) on investments           (27,354)          2,647
   Foreign currency translation adjustments         29,863         (60,421)
                                              ------------    ------------
Comprehensive Income                          $    133,732    $    182,826
                                              ============    ============

Comprehensive income per share:               $       0.01    $       0.01
                                              ============    ============



     The components of accumulated comprehensive income are as follows:

                                         June 30,     March 31,
                                           2001         2000
                                         --------    ----------
Unrealized gain/(loss) on investments    $(14,085)   $   13,269
Accumulated translation adjustments       (15,355)      (45,218)
                                         --------    ----------
Accumulated other comprehensive income   $(29,440)   $  (31,949)
                                         ========    ==========

     4. EARNINGS PER SHARE

     The computations of Earnings per share are as follows:

                                                                                For the Three Months Ended
                                                                                         June 30,
                                                                                ---------------------------
                                                                                    2001           2000
                                                                                ------------   ------------
Numerator:
   Net income applicable to common stock                                        $    131,223   $    240,600
                                                                                ============   ============
Denominator:
    Average outstanding shares used in the computation of per share earnings:
      Common Stock issued-Basic & Diluted shares                                  15,100,432     15,296,262
                                                                                ============   ============
   Earnings Per Common Share - Basic & Diluted                                  $       0.01   $       0.02
                                                                                ============   ============


     5. SEGMENTS

     The Company defines its operations into three business segments:
     Automotive, Consumer Products and International. Other includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to the three business segments.


                                                Consumer                        Reportable
THREE MONTHS ENDED             Automotive       Products      International       Segments          Other            Total
------------------           -------------   -------------    -------------    -------------    -------------    -------------
JUNE 30, 2001
Earned administrative fees   $   3,475,017   $   4,644,874    $   1,246,414    $   9,366,305    $    (138,683)   $   9,227,622
Profit (loss) from               1,507,931        (421,793)         311,804        1,397,942       (1,470,308)         (72,366)
operations
Pretax Income (Loss)               951,963      (1,172,720)         117,023         (103,734)         224,357          120,623
Net Interest Income                 20,434           3,808             (390)          23,852          172,468          196,320
Depreciation/Amortization          102,414         421,536           19,085          543,035          791,566        1,334,601
Total Assets                    39,897,170      38,980,961        3,062,749       81,940,880        4,955,185       86,896,065

JUNE 30, 2000
Earned administrative fees   $   4,213,253   $   7,901,252    $     489,962    $  12,604,467          (99,490)   $  12,504,977
Profit (loss) from               2,374,669       2,879,185       (1,267,305)       3,986,549       (3,124,640)         861,909
operations
Pretax Income (Loss)             1,482,725       1,167,793       (1,576,404)       1,074,114          (45,095)       1,029,019
Net Interest Income                 11,616          (5,821)         (11,086)          (5,291)         165,982          160,691
Depreciation/Amortization          211,650         471,142          229,271          912,063          632,863        1,544,926
Total Assets                    56,941,499      64,450,212        6,612,574      128,004,285       11,705,651      139,709,936

                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs (d) regulatory or legal changes affecting the Company's business, (e) loss of business from or significant change in relationship with, any major customer of the Company, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, or (g) ability to secure necessary capital for general operating or expansion purposes. Additionally, the Company is engaged in discussions with Staples concerning administration fees, which have not been paid by Staples. If the discussions are concluded favorably, there will be a positive impact on the Company's results of operations. Should one or more of these or any other risks or uncertainties materialize, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30,
2000

Net earned administrative fees for the three month period ended June 30, 2001 decreased to $9,227,622 as compared with $12,504,977 for the same period last year, a decrease of $3,277,355 or 26.2%. The change was primarily due to lower deferred revenues from prior periods recognized this quarter versus the same period last year and the loss of Staples as a customer.

The Automotive segment net earned administrative fees decreased to $3,475,017 for the quarter ending June 30, 2001 from $4,213,253 in the same quarter last year, primarily due to lower deferred revenues from prior periods recognized this quarter versus the same quarter last year. The Consumer Products segment net earned administrative fees decreased to $4,644,874 from $7,901,252 for same period last year. The change was primarily attributed to lower net earned administrative fees resulting from the loss of Staples as a customer.

The International segment net earned administrative fees increased 254% to $1,246,414 for the three month period ended June 30, 2001 from $489,962 for the same period a year ago. The South American market contributed higher volumes from new customers in Peru and Chile and increased market penetration from existing customers in Chile. These increases more than offset the loss of United Kingdom net earned administrative fees from the three months ended June 30, 2000.

Service, selling and general and administrative expenses (SG&A) for the three months ended June 30, 2001 were reduced by $2,132,755 or 21.1% to $7,965,387 as compared to $10,098,142 for the three months ended June 30, 2000. The decrease in SG&A expenses reflects the Company's improved call center technologies, cost containment measures and the closing of the United Kingdom operations. Total employee and payroll related costs were down 21.3% from $5,974,269 for the quarter ended June 30, 2000 to $4,704,073 in the current quarter. Outside services, including consulting and legal fees, were down $573,824 or (64%) from $1,434,075 in the quarter ended June 30, 2000 to $860,251 in the current quarter.

Depreciation and amortization expenses were reduced by $210,325 to $1,344,601 for the three months ended June 30, 2001 as compared to $1,544,926 for the same period last year. Decreases in depreciation and amortization resulting from the closing of the United Kingdom operations and the early adoption of SFAS 142, which allowed the Company to elect not to amortize its remaining goodwill, was partially offset by increases in Corporate depreciation.

Income from operations for the first quarter 2002 was a loss of $72,366 compared to a profit of $861,909 for the first quarter 2001, primarily as a result of the loss of the Staples account.

Net income for the three months ended June 30, 2001 was $131,223 or $0.01 per diluted share compared to a net income of $240,600 or $0.02 per diluted share for the comparable period last year. This change is the result of factors as described above.


LIQUIDITY AND FINANCIAL RESOURCES

During the three months ended June 30, 2001, the Company had a net decrease in cash and cash equivalents of $1,649,489, which was primarily used in operating activities to fund working capital. Working capital at June 30, 2001 was $(2,364,271). The Company believes that internally generated funds, resulting primarily from reducing its average days outstanding accounts receivable, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. To provide flexibility to its working capital, the Company is actively seeking to replace its line of credit that expired in fiscal year 2001. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the three months ended June 30, 2001 amounted to $227,118 compared to $172,930 during the three months ended June 30, 2000.

The effects of inflation have not been significant to the Company.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              No Change

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Not applicable.

Item 6(a)     Exhibits

              None

Item 6(b)     Reports on 8-K

              Not applicable

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       WARRANTECH CORPORATION
                                       -----------------------------------------
                                       (Registrant)



                                       S/N/S  Richard F. Gavino
                                       -----------------------------------------
                                       Richard F. Gavino - Executive Vice
                                       President, Chief Financial Officer,
                                       Chief Accounting and Treasurer
                                       (Chief Financial Officer and Duly
                                       Authorized Officer)


Date: August 14, 2001