Form 10-Q
period 2001-09-30
WARRANTECH CORP
filed 2001-11-14
CIK 735571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


(Mark One)
[ X ]                              FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 --------------------------------------


                For the Quarterly Period Ended September 30, 2001
                                               ------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ( )                 OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from                                   to
                                  ---------------------------------    ----------------------------------------------

   Commission File Number                  0-13084
                          -------------------------------------------------------------------------------------------

                                        WARRANTECH CORPORATION
   ------------------------------------------------------------------------------------------------------------------
                        (Exact name of registrant as specified in its charter)

                     Delaware                                            13-3178732
   ------------------------------------------------------------------------------------------------------------------
       (State or other jurisdiction of                               (I.R.S. Employer
       incorporation or organization)                               Identification No.)

         150 Westpark Way, Euless TX                                       76040
   ------------------------------------------------------------------------------------------------------------------
         (Address of principal executive offices)                       (Zip Code)

   Registrant's telephone number, including area code              (800) 544-9510
                                                      ---------------------------------------------------------------

   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last year)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No __

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                                                       Outstanding at October 31, 2001
------------------------------------------------------------         ------------------------------------------
Common stock, par value $.007 per share                                              15,241,087 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X


                                                                                                        Page No.
                                                                                                        --------
                                             PART I - FINANCIAL INFORMATION:


                Item 1:  Financial Statements


                    Condensed Consolidated Statements of Operations -
                           For the Three Months Ended September 30, 2001 and 2000 (Unaudited)....            3

                    Condensed Consolidated Balance Sheets at September 30, 2001
                           (Unaudited) and March 31, 2001........................................            4

                    Condensed Consolidated Statements of Cash Flows
                           For the Three Months Ended September 30, 2001
                           and 2000 (Unaudited)..................................................            6

                    Notes to Condensed Consolidated Financial Statements.........................            7

                Item 2:  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations ........................           13




                                             PART II - OTHER INFORMATION


                Item 1:  Legal Proceedings.......................................................           17

                Item 4:  Submission of Matters to a Vote of Security Holders.....................           17

                Item 5:  Other Information.......................................................           18

                Item 6:  Exhibits and Reports on Form 8-K........................................           18

                Signature .......................................................................           19

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Three Months Ended               For the Six Months Ended
                                                         September 30,                           September 30,
                                               ----------------------------------   ---------------------------------------
                                                    2001               2000               2001                 2000
                                               ----------------   ---------------   -----------------    ------------------
Earned Admin Fee (Net of amortization of            $9,265,963       $12,792,032         $18,493,585           $25,297,008
deferred costs)
                                               ----------------   ---------------   -----------------    ------------------
Costs and expenses
   Service, selling, and general and
      administrative                                 7,882,693         9,738,490          15,848,080            19,836,632

   Legal settlement                                  (824,332)                 -           (824,332)                     -

   Depreciation and amortization                     1,367,162         1,837,294           2,701,763             3,382,220

   Loss on abandonment of assets                             -         1,049,552                   -             1,049,552
                                               ----------------   ---------------   -----------------    ------------------
Total costs and expenses                             8,425,523        12,625,336          17,725,511            24,268,404
                                               ----------------   ---------------   -----------------    ------------------

Income from operations                                 840,440           166,696             768,074             1,028,604

Other income (expense)                                 148,007           237,673             340,996               404,785
                                               ----------------   ---------------   -----------------    ------------------

Income before provision for income taxes               988,447           404,369           1,109,070             1,433,389
Provision (benefit) for income taxes                   440,200         (288,014)             429,600               500,406

                                               ----------------   ---------------   -----------------    ------------------
Net income                                            $548,247          $692,383            $679,470              $932,983
                                               ================   ===============   =================    ==================

Earnings per share:
Basic                                                    $0.04             $0.05               $0.04                 $0.06
                                               ================   ===============   =================    ==================
Diluted                                                  $0.04             $0.05               $0.04                 $0.06
                                               ================   ===============   =================    ==================

Weighted average number of shares outstanding:
Basic                                               15,239,712        15,305,954          15,209,681            15,305,272
                                               ================   ===============   =================    ==================
Diluted                                             15,239,712        15,305,954          15,209,681            15,305,272
                                               ================   ===============   =================    ==================




     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                September 30,       March 31,
                                                                    2001              2001
                                                             -------------------- --------------
           A S S E T S

           Current assets:
           Cash and cash equivalents                                  $3,084,307     $3,001,924

           Investments in marketable securities                          916,802        196,154

           Accounts receivable, (net of allowances of
            $1,464,385 and $1,079,946, respectively)                  10,900,984     12,152,515
           Other receivables, net                                      6,304,559      7,065,531
           Income tax receivable                                       5,352,021      5,378,648
           Deferred income taxes                                         265,195        571,182
           Prepaid expenses and other current assets                     950,160        964,929
                                                             -------------------- --------------
              Total current assets                                    27,774,028     29,330,883
                                                             -------------------- --------------

           Property and equipment, net                                10,218,098     11,898,890

           Other assets:
           Excess of cost over fair value of assets acquired
           (net of accumulated amortization of $5,825,405)             1,637,060      1,637,290
           Deferred income taxes                                       2,723,252      2,724,096
           Deferred direct costs                                      32,234,555     46,258,971
           Investments in marketable securities                        1,383,298      3,094,176
           Restricted cash                                               800,000        800,000
           Split dollar life insurance policies                          708,262        708,262
           Notes receivable                                              333,467        599,796
           Other assets                                                  104,809         64,809
                                                             -------------------- --------------
                     Total other assets                               39,924,703     55,887,400

                                                             -------------------- --------------
                               Total Assets                          $77,916,829    $97,117,173
                                                             ==================== ==============




      See accompanying notes to condensed consolidated financial statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     (Unaudited)
                                                                     September 30,      March 31,
                                                                         2001             2001
                                                                    ---------------  ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligations        $862,495          $801,265
Insurance premiums payable                                              16,143,805        19,100,164
Accounts and commissions payable                                         6,167,836         6,346,872
Accrued expenses and other current liabilities                           4,545,116         5,890,078
                                                                    ---------------  ----------------
   Total current liabilities                                            27,719,252        32,138,379
                                                                    ---------------  ----------------

Deferred revenues                                                       45,031,682        60,057,704

Long-term debt and capital lease obligations                               974,929         1,209,853

Deferred rent payable                                                      242,839           293,293
                                                                    ---------------  ----------------
   Total liabilities                                                    73,968,702        93,699,229
                                                                    ---------------  ----------------

Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000
     Shares issued - none at September 30, 2001 and
     March 31, 2001                                                              -                 -
   Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,516,978  shares at September 30, 2001 and
     16,514,228 shares at March 31, 2001                                   115,599           115,580
   Additional paid-in capital                                           23,670,103        23,742,868
   Loans to directors and officers                                     (9,997,612)       (9,833,244)
   Accumulated other comprehensive income, net of taxes                   (18,532)          (31,949)
   Retained earnings (deficit)                                         (5,554,635)       (6,234,105)
                                                                    ---------------  ----------------
                                                                         8,214,923         7,759,150
Treasury stock - at cost, 1,277,266 shares at September 30, 2001
 and 1,415,171 shares  at March 31, 2001                               (4,266,796)       (4,341,206)
                                                                    ---------------  ----------------
        Total Stockholders' Equity                                       3,948,127         3,417,944
                                                                    ---------------  ----------------

                                                                    ---------------  ----------------
        Total Liabilities and Stockholders' Equity                     $77,916,829       $97,117,173
                                                                    ===============  ================




     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                For the Six Months Ended
                                                                     September 30,
                                                          ------------------------------------
                                                                2001                2000
                                                          ----------------    ----------------
Cash flows from operating activities:
  Net income                                                    $679,470             $932,983
  Total Adjustments to reconcile net income to net cash
     provided by operating activities:                          (291,578)           4,973,955
                                                          ----------------    ----------------
Net cash flows provided by operating activities                   387,892           5,906,938
                                                          ----------------    ----------------

Cash flows from investing activities:
  Property and equipment purchased-net of retirements         (1,019,774)         (1,168,389)
  Purchase of marketable securities                             (100,000)           (350,000)
  Decrease in notes receivable                                    266,329             365,111
  Proceeds from sales of marketable securities                  1,088,304           1,300,000
                                                          ----------------    ----------------
Net cash provided by investing activities                         234,859             146,722
                                                          ----------------    ----------------

Cash flows from financing activities:
    Repayments, notes and capital leases                        (540,368)           (997,180)
                                                          ----------------    ----------------
Net cash provided (used) in financing activities                (540,368)           (997,180)
                                                          ----------------    ----------------

Net increase in cash and cash equivalents                          82,383           5,056,480

Cash and cash equivalents at beginning of period                3,001,924          10,035,003
                                                          ----------------    ----------------
Cash and cash equivalents at end of period                     $3,084,307         $15,091,483
                                                          ----------------    ----------------

Supplemental Cash Flow Information:
Cash payments for:

   Interest                                                      $103,555            $137,837
                                                          ----------------    ----------------

   Income taxes                                                        $-            $245,477
                                                          ----------------    ----------------

Non-Cash Investing and financing activities:
    Property and equipment financed through capital
      leases                                                     $202,377            $264,704

    Capital leases refinanced                                     151,727                   -

    Increase in loans to officers and directors                  (164,368)           (155,200)

    Issuance of treasury stock                                     74,410                   -




     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

     Authorities in a limited number of jurisdictions in which the service contracts are sold and in which the Company's subsidiaries are the administrators of the contracts may seek to impose the obligation to pay claims on behalf of the Company's subsidiaries where they acted solely as administrator and were not the "obligor" under such service contracts. Such contracts are covered by insurance as well.

     Although the subsidiaries' obligations were insured by various insurance companies, it marketed and administered service contracts sold prior to April 1, 2000 in which it was the obligor. Some of those service contracts have not expired and are still in effect.

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


     2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and are unaudited. These interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended March 31, 2001.

     3.  NEW ACCOUNTING STANDARD

     On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Intangible Assets", which is effective for fiscal years beginning after Dec. 15, 2001. SFAS 142 provides that goodwill and intangible assets with indefinite lives not be amortized, and instead, be tested for impairment annually and whenever there is an impairment indicator. Early adoption of SFAS 142 is permitted for companies with fiscal years beginning after March 15, 2001 but only if they have not issued their first quarter financial statements prior to adoption. The Company adopted SFAS 142 effective April 1, 2001 and ceased amortization of its goodwill. The following table presents pro forma condensed consolidated statements of operations of the Company for the three months and six months ended September 30, 2001 and 2000, as though SFAS 142 had not been adopted. The pro forma condensed consolidated statements of operations reflects $149,817 and $299,634 of amortization of goodwill in the three months and six months ended September 30, 2001, respectively. This goodwill would have been reflected in the statements of operations prior to the adoption of SFAS 142.

                    WARRANTECH CORPORATION AND SUBDIDIARIES
           PRO-FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           For the Three Months Ended                For the Six Months Ended
                                                                  September 30,                            September 30,
                                                          ------------------------------          -------------------------------
                                                              2001             2000                   2001             2000
                                                          -------------    -------------          --------------   --------------
Earned Admininstrative  Fee (Net of amortization of
     deferred costs)                                        $9,265,963      $12,792,032             $18,493,585      $25,297,008
                                                          -------------    -------------          --------------   --------------
Costs and expenses

   Service, selling, and general and administrative         7,8882,693        9,738,490              15,848,080       19,836,632

   Legal settlement                                          (824,332)                -               (824,332)                -

   Depreciation and amortization                             1,516,979        1,837,294               3,001,397        3,382,220

   Loss on abandonment of assets                                     -        1,049,552                       -        1,049,552
                                                          -------------    -------------          --------------   --------------
Total costs and expenses                                     8,575,340       12,625,336              18,025,145       24,268,404
                                                          -------------    -------------          --------------   --------------

Income from operations                                         690,623          166,696                 468,440        1,028,604

Other income (expense)                                         148,007          237,673                 340,996          404,785
                                                          -------------    -------------          --------------   --------------

Income before provision for income taxes                       838,630          404,369                 809,436        1,433,389
Provision (benefit) for income taxes                           440,200        (288,014)                 429,600          500,406

                                                          -------------    -------------          --------------   --------------
Net income                                                    $398,430         $692,383                $379,836         $932,983
                                                          =============    =============          ==============   ==============

Earnings per share:
Basic                                                            $0.03            $0.05                   $0.02            $0.06
                                                          =============    =============          ==============   ==============
Diluted                                                          $0.03            $0.05                   $0.02            $0.06
                                                          =============    =============          ==============   ==============

   4. OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income are as follows:

                                               For the Three Months Ended          For the Six Months Ended
                                                      September 30,                     September 30,
                                           ------------------------------------   ---------------------------
                                                 2001             2000               2001            2000
                                           ---------------   --------------       -----------    ------------
Net income                                       $548,247         $692,383          $679,470        $932,983
Other Comprehensive Income, net of tax
   Unrealized gain (loss) on investments           43,545            4,120            16,191           6,767
   Foreign currency translation
     adjustments                                  (32,637)         139,455            (2,774)         79,034
                                           ---------------   --------------       -----------    ------------
Comprehensive Income                             $559,155         $835,958          $692,887      $1,018,784
                                           ===============   ==============       ===========    ============

Comprehensive income per share:
    Basic & Diluted                               $  0.04          $  0.05            $ 0.05          $ 0.07
                                           ===============   ==============       ===========    ============

     The components of accumulated comprehensive income are as follows:

                                            September 30,       March 31,
                                                2001              2001
                                           ---------------   --------------
Unrealized gain/ (loss) on investments           $29,460          $13,269

Accumulated translation adjustments              (47,992)         (45,218)
                                           ---------------   --------------
Accumulated other comprehensive income          ($18,532)        ($31,949)
                                           ===============   ==============


5.  EARNINGS PER SHARE

     The computations of earnings per share are as follows:

                                                      For the Three Months Ended          For the Six Months Ended
                                                             September 30,                     September 30,
                                                   ----------------------------------    ---------------------------
                                                        2001               2000             2001           2000
                                                   ----------------   ---------------    -----------    ------------
Numerator:
   Net income applicable to common stock                  $548,247          $692,383       $679,470        $932,983
                                                   ================   ===============    ===========    ============
Denominator:
    Average outstanding shares used in the
    computation of per share earnings:
      Common Stock issued-Basic shares                  15,239,712        15,305,954     15,209,681      15,305,272
                                                   ----------------   ---------------    -----------    ------------

                           -Diluted shares              15,239,712        15,305,954     15,209,681      15,305,272
                                                   ================   ===============    ===========    ============
Earnings Per Common Share:
   Basic & Diluted                                           $0.04             $0.05          $0.04           $0.06
                                                   ================   ===============    ===========    ============

6.   SEGMENTS

     The Company defines its operations into three business segments:
     Automotive, Consumer Products and International. Other includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to the three business segments.

                                               Consumer                      Reportable
THREE MONTHS ENDED             Automotive      Products      International    Segments        Other           Total
------------------            -------------  ------------   --------------   ----------     ---------        -------
SEPTEMBER 30, 2001
------------------
Earned administrative fee        $4,951,752    $3,788,346       $667,281      $9,407,379    ($141,416)      $9,265,963
Profit (loss) from operations     3,133,193     (802,319)      (125,828)       2,205,046   (1,364,606)         840,440
Pretax Income (Loss)              2,291,301   (1,289,763)      (233,953)         767,585       220,862         988,447
Net Interest Income                  13,778         2,233         11,196          27,207       189,920         217,127
Depreciation/Amortization           101,492       436,457         18,666         556,615       810,547       1,367,162

SEPTEMBER 30, 2000
------------------
Earned administrative fee        $4,931,468    $7,470,833       $488,457     $12,890,758     $(98,726)     $12,792,032
Profit (loss) from operations     3,082,799     2,420,750    (1,118,294)       4,385,255   (4,218,559)         166,696
Pretax Income (Loss)              2,104,166       534,047    (1,445,338)       1,192,875     (788,506)         404,369
Net Interest Income                  17,733        18,070        (4,767)          31,036       199,686         230,722
Depreciation/Amortization           211,178       470,261        502,278       1,183,717       653,577       1,837,294

SIX MONTHS ENDED
------------------
SEPTEMBER 30, 2001
------------------
Earned administrative fee        $8,426,769    $8,433,220     $1,913,695     $18,773,684    $(280,099)     $18,493,585
Profit (loss) from operations     4,641,124   (1,224,112)        185,976       3,602,988   (2,834,914)         768,074
Pretax Income (Loss)              3,243,264   (2,462,484)      (116,929)         663,851       445,219       1,109,070
Net Interest Income                  34,212         6,149         11,197          51,558       416,778         468,336
Depreciation/Amortization           203,906       857,993         37,751       1,099,650     1,602,113       2,701,763
Total Assets                     31,013,117    36,545,935      3,477,207      71,036,259     6,880,570      77,916,829

SEPTEMBER 30, 2000
------------------
Earned admin fee                 $9,144,721   $15,372,085       $978,418     $25,495,224    $(198,216)     $25,297,008
Profit (loss) from operations     5,457,468     5,299,935    (2,385,599)       8,371,804   (7,343,200)       1,028,604
Pretax Income (Loss)              3,586,890     1,701,840    (3,021,742)       2,266,988     (833,599)       1,433,389
Net Interest Income                  29,349        12,250       (15,853)          25,746       365,667         391,413
Depreciation/Amortization           422,827       941,403        731,549       2,095,779     1,286,441       3,382,220
Total Assets                     57,304,290    53,777,165      5,825,747     116,907,202    17,755,895     134,663,097



7.   LEGAL PROCEEDINGS

     AMERICAN HOME ASSURANCE CO., ET AL, V. WARRANTECH AUTOMOTIVE, INC., 99 CIV. 12040 (BSG)

     SERVICE GUARD INSURANCE AGENCY, INC. V. WARRANTECH AUTOMOTIVE, INC., NEW HAMPSHIRE INSURANCE COMPANY, RONALD GLIME AND CHRISTOPHER FORD, CAUSE NO. 99-12650, 126TH JUDICIAL DISTRICT COURT OF TRAVIS COUNTY, TEXAS

     NATIONAL UNION FIRE INSURANCE COMPANY OF PITTSBURGH, PA V. WARRANTECH CORPORATION AND WARRANTECH AUTOMOTIVE, INC., UNITED STATES DISTRICT COURT (S.D.N.Y.)

     Each of the matters set forth above was settled pursuant to a certain Settlement Agreement and Release of Claims, effective as of July 25, 2001 (the "Agreement"). As referenced in the title of the Agreement, each party released all other relevant parties from all claims asserted in any of the litigations and all claims that could have been asserted in any of said litigations. Furthermore, releases were granted with respect to all potential future claims arising out of the subject matter of any of the litigations. The financial impact for this settlement is reflected in the Management's Discussion and Analysis beginning on page 13 in this quarterly report on Form 10Q.

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

         This action has two distinct components. Initially, Staples sought a Temporary Injunction against ACE and Warrantech. The motion, as filed, asked that (i) Staples be given control of the toll free telephone lines on which customers call for service and (ii) ACE be required to re-institute those claims handling procedures that were in place prior to December 2000. That motion has been denied but the parties have entered into an Agreed Order that governs the administration of the Staples portfolio of service contracts.

         Staples is also pursuing an action for damages against both ACE and Warrantech. It seeks to recover the amounts it has spent to satisfy its customers and certain unspecified amounts representing loss of business and damage to its reputation. Its entitlement to these amounts is based on a variety of theories including breach of contract, fraud and tortuous interference with business. Warrantech believes the claims as asserted against it are without merit. Warrantech also believes it has meritorious claims against ACE arising out of these allegations which claims may be asserted in this litigation or in the arbitration referred to above. The document production phase of discovery has been completed and the parties are presently engaged in depositions. Settlement discussions have taken place but no resolution of the issues underlying this litigation is believed to be imminent at this time.

         MICHAEL A. BASONE
         Mr. Basone was a former Executive Vice President and Chief Operating Officer of Warrantech Corporation. He resigned his position in February 2000. Several months after resigning, Mr. Basone contacted the Company through his attorney requesting a payment equal in amount to what Mr. Basone would have received had he completed the term of his employment agreement. His theory of entitlement was based on the assertion that the Company's conduct toward Mr. Basone was such that he was forced to resign, thereby resulting in a "constructive termination" without cause. The Company believes this assertion is completely without merit and has rejected Mr. Basone's demand for payment. In accordance with the terms of his employment agreement, Mr. Basone has filed a Demand for Arbitration with the American Arbitration Association that seeks damages in the amount of $300,000. The document production phase of discovery has been completed and the parties are presently engaged in depositions.

         Warrantech is not able to estimate its potential liability in any of the above actions although Warrantech believes that these matters are without merit, and accordingly, no reserves for potential liabilities have been provided for any of these actions.

8.   STOCK OPTIONS

     Simultaneously with the settlement of the litigation with Service Guard Insurance Agency, Inc., American International Group, Inc. ("AIG") and related entities, the Company granted AIG options on August 24, 2001, to purchase two (2) million shares of Warrantech's common stock at a price of $2.00 per share. The options are for a period of five years. Warrantech has the right to redeem the options at any time during the option period if its shares trade at a price of $3.00 per share or more on any five consecutive trading days. The redemption price is $.001 per option. If Warrantech elects to redeem the shares, AIG will have the right to exercise the options immediately prior to the redemption. In the event that AIG exercises all of the options, it would hold an equity position in Warrantech of approximately 12% of the Company's outstanding common shares.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FORWARD LOOKING STATEMENT

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, (d) regulatory or legal changes affecting the Company's business, (e) loss of business from or significant change in relationship with, any major customer of the Company, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, (g) ability to secure necessary capital for general operating or expansion purposes, (h) ability to secure an alternate source of payment of claims under the vehicle service contracts, or (i) the amount of claims required to be paid by the Company under the service contacts. Additionally, if any of the insurance companies which insure the service contracts marketed and administered by the Company were unable to pay the claims under the service contracts, it could have a materially adverse effect on the Company's business. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Net earned administrative fees for the three month period ended September 30, 2001 decreased to $9,265,963 as compared with $12,792,032 for the same period last year, a decrease of $3,526,069 or 27.6%. The change was primarily due to the loss of Staples as a customer, partially offset by an increase in the International segment's business.

The Automotive segment net earned administrative fees remained flat at $4,951,752 for the quarter ending September 30, 2001 as compared to $4,931,468 in the same quarter last year. Lower sales during the current quarter compared to the prior year quarter were offset by increased deferred revenues from prior periods which were recognized this quarter versus the same quarter last year. The Consumer Products segment net earned administrative fees decreased to $3,788,346 for the quarter ended September 30, 2001 from $7,470,833 for same period last year. The change was primarily attributed to the loss of Staples as a customer, partially offset by increases in business from other dealers within the segment.

The International segment net earned administrative fees increased 36.6% to $667,281 for the three month period ended September 30, 2001 from $488,457 for the same period a year ago. The South American market contributed higher volumes from new customers in Peru and Chile and increased market penetration from existing customers in Chile. These increases more than offset the loss net earned administrative fees from the United Kingdom, which was closed September 30, 2000.

Service, selling and general and administrative expenses (SG&A), including a legal settlement, for the three months ended September 30, 2001 were reduced by $2,680,129 or 27.5% to $7,058,361 as compared to $9,738,490 for the three months ended September 30, 2000. The decrease reflects the Company's improved call center technologies, cost containment measures, lower legal expenses and the closing of the United Kingdom operations. Total employee and payroll related costs were down 18.3% from $5,725,995 for the quarter ended September 30, 2000 to $4,840,314 in the current quarter. Outside services, including consulting and legal fees, were down $830,742 from $731,951 in the quarter ended September 30, 2000 to negative ($98,791) in the current quarter. This decrease reflects an $824,332 legal settlement with AIG during the second quarter 2002 for reimbursement of legal expenses.

Depreciation and amortization expenses were reduced by $470,132 to $1,367,162 for the three months ended September 30, 2001 as compared to $1,837,294 for the same period last year. Decreases in depreciation and amortization resulting from the closing of the United Kingdom operations and the early adoption of SFAS 142, which allowed the Company to elect not to amortize its remaining goodwill, were partially offset by increases in Corporate depreciation.

Loss on abandonment of assets was $1,049,552 for the quarter ended September 30, 2000. Effective September 30, 2000, the Company ceased operations in the United Kingdom as a result of unprofitable operations and recorded a loss on its operations in the quarter ended September 30, 2000.

Income from operations for the second quarter 2002 was $840,440 compared to $166,696 for the second quarter 2001. Income decreases, as a result of the loss of the Staples account, were offset by the reduction in losses from the United Kingdom operations and the benefits from the overall reduction in SG&A.

The provision for income taxes was $440,200 for the second quarter 2002 compared to a benefit of $288,014 for the same period last year. The benefit in the second quarter 2001 resulted from the loss on abandonment of $1,049,552 of net assets from the Company's United Kingdom operations.

Net income for the three months ended September 30, 2001 was $548,247 or $0.04 per diluted share compared to a net income of $692,383 or $0.05 per diluted share for the comparable period last year. This change is the result of factors as described above.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2000

Net earned administrative fees for the six month period ended September 30, 2001 decreased to $18,493,585 as compared with $25,297,008 for the same period last year, a decrease of $6,803,423 or 26.9%. The change was primarily due to the loss of Staples as a customer. Excluding the loss of Staples, the Company experienced a slight increase in net earned administrative fees from its existing and new dealers.

The Automotive segment net earned administrative fees decreased to $8,426,769 for the six months ending September 30, 2001 from $9,144,721 in the same period last year. Lower sales during the first six months compared to the prior year six months were partially offset by increased deferred revenues from prior periods which were recognized this period versus the same period last year. The Consumer Products segment net earned administrative fees decreased to $8,433,220 from $15,372,085 for same period last year. The change was primarily attributed to the loss of Staples as a customer, partially offset by increases in business from other dealers within the segment.

The International segment net earned administrative fees increased 95.5% to $1,913,695 for the six month period ended September 30, 2001 from $978,418 for the same period a year ago. The South American market contributed higher volumes from new customers in Peru and Chile and increased market penetration from existing customers in Chile. These increases more than offset the loss of net earned administrative fees from the United Kingdom which was closed September 30, 2000.

Service, selling and general and administrative expenses for the six months ended September 30, 2001, including the legal settlement were reduced by $4,812,884 or 24.3% to $15,023,748 as compared to $19,836,632 for the six months ended September 30, 2000. The decrease reflects the Company's improved call center technologies, cost containment measures and the closing of the United Kingdom operations. Total employee and payroll related costs were down $2,135,359 or 18.3% from $11,644,403 for the six months ended September 30, 2000 to $9,509,044 for the six months ended September 30, 2001. Additionally, the decrease in SG&A expenses reflects a legal settlement with AIG for reimbursment of legal fees associated with its lawsuit against the Company. Outside services, including consulting and legal fees, were down $1,342,363 (76.7%) from $1,748,145 in the six months ended September 30, 2000 to $405,782 in the first six months ended September 30, 2001, primarily due to the legal settlement with AIG.

Depreciation and amortization expenses were reduced by $680,457 to $2,701,763 for the six months ended September 30, 2001 as compared to $3,382,220 for the same period last year. Decreases in depreciation and amortization resulting from the closing of the United Kingdom operations and the early adoption of SFAS 142, which allowed the Company to elect not to amortize its remaining goodwill, was partially offset by increases in Corporate depreciation.

Loss on abandonment of assets was $1,049,552 for the six months ended September 30, 2000. Effective September 30, 2000, the Company ceased operations in the United Kingdom as a result of unprofitable operations and recorded a loss on its operations.

Income from operations for the first six months ended September 30, 2001 was $768,074 compared to $1,028,604 for the first six months ended September 30, 2000. Income decreased as a result of the loss of the Staples account were offset by the reduction in losses from the United Kingdom operations and benefit from the legal settlement with AIG.

Net income for the first six months ended September 30, 2001 was $679,470 or $0.04 per diluted share compared to a net income of $932,983 or $0.06 per diluted share for the comparable period last year. This change is the result of factors as described above.

                        LIQUIDITY AND FINANCIAL RESOURCES


RECENT DEVELOPMENTS - SIGNIFICANT INSURER IN LIQUIDATION
A number of uncertainties exist at September 30, 2001 that could have an impact on the Company's future financial condition, including but not limited to, the effect on the Company due to the liquidation of Reliance Insurance Company ("Reliance"). During the second quarter 2001, the Insurance Commission of Pennsylvania informed the Company that Reliance will be liquidated and cease making payments on claims. The Pennsylvania Insurance Commissioner determined that Reliance is not likely to be able to satisfy all of the claims that will be submitted to it due to the circumstances arising out of the September 11, 2001 terrorist attacks on the World Trade Center. Reliance underwrote approximately 48% of the automotive service contracts that were sold during a period of approximately one and one-half years ending in November 2000. Approximately 52% of the automotive service contracts sold during that time period are not affected by the Reliance liquidation. Service contracts sold before and after that period are not affected because they are underwritten by other carriers.

The Company is attempting to ascertain from the Pennsylvania Insurance Department, the amount of Reliance assets that will be available to pay the vehicle service contract claims and when such fund will become available. Additionally, the Company must wait to ascertain the amount of Pennsylvania Insurance Department Insurance Funds and any other state guaranty funds, if any, are available and if any Federal subsidies to the insurance industry in general or Reliance specifically, if any, will be made available as a result of the terrorist attacks to pay vehicle service contract claims. The above situations could take years before resolution is obtained. Additionally, the Company is considering several alternative arrangements to cover claims under the vehicle service contracts, including a long-term arrangement with its current underwriter. Such alternative arrangements are anticipated to be consummated before the fiscal year end.

If assets from Reliance are not available to pay the claims and/or alternative arrangements are not made, Warrantech Automotive, a wholly owned subsidiary of the Company, may ultimately be required to honor claims on contracts in which it is named as obligor. Such potential claims represent approximately 48% of the total automotive service contracts underwritten by Reliance. If required to honor claims, this may severely restrict the Company's working capital and its ability to meet its obligations in a timely manner and could have a material adverse effect on the Company, its results of operations, financial condition and cash flows.

Due to the terrorist attacks on the World Trade Center on September 11, 2001, the Company is aware that significant financial pressures have been placed on insurance companies; however, the Company is not aware that either American International Group, Inc. ("AIG") or Great American Insurance Company, which insure most of the obligations under the service contracts marketed and administered by the Company, other than Reliance, are under any such financial pressures. If, for any reason, the insurance companies were not able to cover claims under the service contracts marketed and administered by the Company due to financial insolvency or other reasons, it could have a materially adverse effect on the Company's future business.

FINANCIAL POSITION
As of September 30, 2001, total cash and short term investments totaled $4,001,109, up from $3,198,078 at fiscal year end March 31, 2001. Cash generated from operating activities decreased from $5,906,938 for the six months ended

September 30, 2000 to $387,892 for the first six months ended September 30, 2001. The Company's primary sources of cash during the first six month of fiscal year 2002 were proceeds from the sales of marketable securities of $1,088,304 and cash provided by operating activities $387,892 primarily resulting from the reduction of its outstanding accounts receivable.

Working capital at September 30, 2001 was $54,776. The Company believes that internally generated funds, resulting primarily from a continuation of reducing its average days outstanding accounts receivable, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. To provide flexibility to its working capital, the Company is actively seeking to replace its line of credit that expired in fiscal year 2001. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

During the first six months ended September 30, 2001, the Company spent $1,019,774 for property and equipment compared to $1,168,389 for the same period last year. These expenditures primarily result from software development costs and computer equipment, as the Company continues to invest to enhance its technologies and improve operational efficiencies. The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the six months ended September 30, 2001 amounted to $202,377 compared to $264,704 during the six months ended September 30, 2000. The Company repaid $540,368 in notes and capital leases in the first six months of fiscal year 2002.

The effects of inflation have not been significant to the Company. Management does not expect inflation to have a significant impact on the results of operations or financial condition in the foreseeable future.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              Litigation - The Company from time to time is involved in litigation incidental to the conduct of its business. Reference Footnote 7 to the Financial Statements in this Quarterly Report regarding information associated with legal proceedings.

Item 2.       Changes in Securities

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to Vote of Security Holders

              On September 25, 2001, the Annual Meeting of the Stockholders of the Company was held in New York City, New York, for the purpose of electing a Board of Directors and voting on the proposals described below. There were no solicitations in the opposition to management's nominees for director as listed in the proxy statement.

              Each of the directors nominated by the Board (which number constitutes the entire Board of the Company) and listed in proxy statement was elected with the votes as follows:

                  NOMINEES                 SHARES FOR           SHARES WITHHELD
                  --------                 ----------           ---------------
              Joel San Antonio             12,472,745           236,887
              William Tweed                12,472,745           237,187
              Jeff J. White                12,472,745           237,187
              Lawrence Richenstein         12,472,745           236,887
              Gordon A. Paris              12,472,745           236,887
              Ronald Glime                 12,472,745           236,887

              An amendment to the Company's 1998 Employee Incentive Stock Option Plan, to increase the maximum aggregate number of shares of Common Stock which may be issued upon the exercise of options granted under the 1998 Employee Incentive Stock Option Plan from 1,041,987 to 1,641,987 shares, was approved with the following vote:
              12,277,822 shares for; 405,708 shares against; 26,082 shares abstaining.

Item 5.       Other Information

              Not applicable.

Item 6 (a)    Exhibits

              10 (a) - 1998 Employee Incentive Stock Option Plan of Warrantech Corporation, as amended and restated, effective September 25, 2001.

              10 (b) - Nonqualified stock option agreement dated August 22,
                      2001, by and between Warrantech Corporation, American International Group, Inc. ("Optionee"), and others.

Item 6 (b)    Reports on 8-K

              On September 10, 2001, the Company filed a Current Report on Form 8-K. In this Current Report, Warrantech reported that, simultaneously with the settlement of the litigation with Service Guard Insurance Agency, Inc., American International Group, Inc. ("AIG") and related entities on August 24, 2001, it granted AIG options to purchase two (2) million shares of Warrantech's common stock at a purchase price of $2.00 per share. The option is for a period of five years. Warrantech has the right to redeem the options at any time during the term of the options if Warrantech shares trade at a price of $3.00 per share or more on any five consecutive trading days. The redemption price is $.001 per option. If Warrantech elects to redeem the shares, AIG will have the right to exercise the options immediately prior to the redemption. In the event that AIG exercises all of the options, it would hold an equity position in Warrantech of approximately 12% of the Company's outstanding shares.

                                    SIGNATURE




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            WARRANTECH CORPORATION
                    --------------------------------------------------------
                       (Registrant)



                      S/N/S  Richard F. Gavino

                    --------------------------------------------------------
                       Richard F. Gavino - Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Chief Financial Officer and Duly Authorized Officer)



Date: November 14, 2001

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX


   EXHIBIT LIST            DESCRIPTION OF EXHIBIT
   ------------            ----------------------
     10 (a)                1998 Employee Incentive Stock Option Plan of Warrantech Corporation, as amended and restated, effective September 25, 2001.

     10 (b)                Nonqualified stock option agreement dated August 22, 2001, by and between Warrantech
                           Corporation, American International Group, Inc. ("Optionee"), and others.