Form 10-Q
period 2001-12-31
WARRANTECH CORP
filed 2002-02-14
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[_]                   OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _________________ to _________________

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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $.007 per share               15,245,288 shares
---------------------------------------        -------------------------------
               Class                           Outstanding at January 31, 2002

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X


                                                                        Page No.
                                                                        --------

                         PART I - Financial Information

Item 1:  Financial Statements

    Condensed Consolidated Statements of Operations -
           For the Three Months and Nine Months Ended December 31, 2001
           and 2000 (Unaudited)..............................................  3

    Condensed Consolidated Balance Sheets at December 31, 2001
           (Unaudited) and March 31, 2001....................................  4

    Condensed Consolidated Statements of Cash Flows
           For the Three Months and Nine Months Ended December 31, 2001
           and 2000 (Unaudited)..............................................  6

    Notes to Condensed Consolidated Financial Statements.....................  7

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................... 13


                           PART II - Other Information

Item 1:  Legal Proceedings................................................... 18

Item 5:  Other Information................................................... 18

Item 6:  Exhibits and Reports on Form 8-K.................................... 18

Signature ................................................................... 19

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     For the Three Months Ended        For the Nine Months Ended
                                                                             December 31,                     December 31,
                                                                   -------------------------------   -------------------------------
                                                                         2001             2000             2001             2000
                                                                   --------------   --------------   --------------   --------------
Earned Administrative Fees (net of amortization of deferred costs)     $8,549,955      $11,724,995      $27,043,540      $37,022,003
                                                                   --------------   --------------   --------------   --------------
Costs and expenses
   Service, selling, and general and administrative                     7,394,418        9,177,970       23,242,498       29,014,602
   Legal settlement                                                            --               --         (824,332)              --
   Depreciation and amortization                                          737,360        1,476,477        3,439,123        4,858,697
   Loss on abandonment of assets                                               --               --               --        1,049,552
                                                                   --------------   --------------   --------------   --------------
Total costs and expenses                                                8,131,778       10,654,447       25,857,289       34,922,851
                                                                   --------------   --------------   --------------   --------------

Income from operations                                                    418,177        1,070,548        1,186,251        2,099,152
Other income (expense)                                                    357,627          238,966          698,623          643,751
                                                                   --------------   --------------   --------------   --------------

Income before provision for income taxes                                  775,804        1,309,514        1,884,874        2,742,903
Provision for income taxes                                                284,600          399,587          714,200          899,993
                                                                   --------------   --------------   --------------   --------------

Net income                                                               $491,204         $909,927       $1,170,674       $1,842,910
                                                                   ==============   ==============   ==============   ==============

Earnings per share:
Basic                                                                       $0.03            $0.06            $0.08            $0.12
                                                                   ==============   ==============   ==============   ==============
Diluted                                                                     $0.03            $0.06            $0.08            $0.12
                                                                   ==============   ==============   ==============   ==============

Weighted average number of shares outstanding:
Basic                                                                  15,243,095       15,280,549       15,221,757       15,318,259
                                                                   ==============   ==============   ==============   ==============
Diluted                                                                15,243,095       15,280,549       15,221,757       15,318,259
                                                                   ==============   ==============   ==============   ==============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       (Unaudited)
                                                       December 31,   March 31,
                                                           2001         2001
                                                       -----------   -----------

ASSETS

Current assets:
Cash and cash equivalents                               $6,655,955    $3,001,924
Investments in marketable securities                       960,821       196,154
Accounts receivable, (net of allowances of
   $848,881 and $1,079,946, respectively)               12,627,581    12,152,515
Other receivables, net                                   5,353,918     7,065,531
Income tax receivable                                      211,014     5,378,648
Deferred income taxes                                    1,711,882       571,182
Prepaid expenses and other current assets                  691,396       964,929
                                                       -----------   -----------
   Total current assets                                 28,212,567    29,330,883
                                                       -----------   -----------

Property and equipment, net                             10,024,243    11,898,890

Other assets:
Excess of cost over fair value of assets acquired
   (net of accumulated amortization of $5,825,405)       1,637,060     1,637,290
Deferred income taxes                                    5,201,968     2,724,096
Deferred direct costs                                   27,402,744    46,258,971
Investments in marketable securities                     1,408,250     3,094,176
Restricted cash                                            800,000       800,000
Split dollar life insurance policies                       799,262       708,262
Notes receivable                                         1,982,121       599,796
Other assets                                                64,809        64,809
                                                       -----------   -----------
          Total other assets                            39,926,214    55,887,400

                                                       -----------   -----------
                    Total Assets                       $77,533,024   $97,117,173
                                                       ===========   ===========


      See accompanying notes to condensed consolidated financial statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                (Unaudited)
                                                                                December 31,         March 31,
                                                                                    2001               2001
                                                                               --------------     --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligations                   $866,970           $801,265
Insurance premiums payable                                                         21,663,515         19,100,164
Accounts and commissions payable                                                    6,106,949          6,346,872
Accrued expenses and other current liabilities                                      4,083,197          5,890,078
                                                                               --------------     --------------
   Total current liabilities                                                       32,720,631         32,138,379
                                                                               --------------     --------------

Deferred revenues                                                                  39,145,878         60,057,704

Long-term debt and capital lease obligations                                        1,026,292          1,209,853

Deferred rent payable                                                                 216,550            293,293
                                                                               --------------     --------------
   Total liabilities                                                               73,109,351         93,699,229
                                                                               --------------     --------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000 shares
     issued  - none at December 31, 2001 and March 31, 2001                              --                 --
   Common stock - $.007 par value authorized - 30,000,000 shares issued  - 16,525,324 shares at December 31, 2001 and
     16,514,228 shares at March 31, 2001                                              115,609            115,580
   Additional paid-in capital                                                      23,745,113         23,742,868
   Loans to directors and officers                                                (10,083,038)        (9,833,244)
   Accumulated other comprehensive income, net of taxes                               (25,301)           (31,949)
   Retained earnings (deficit)                                                     (5,063,431)        (6,234,105)
                                                                               --------------     --------------
                                                                                    8,688,952          7,759,150
Treasury stock - at cost, 1,274,443 shares at December 31, 2001
 and 1,415,171 shares  at March 31, 2001                                           (4,265,279)        (4,341,206)
                                                                               --------------     --------------
        Total Stockholders' Equity                                                  4,423,673          3,417,944
                                                                               --------------     --------------

                                                                               --------------     --------------
        Total Liabilities and Stockholders' Equity                                $77,533,024        $97,117,173
                                                                               ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             For the Nine Months Ended
                                                                                    December 31,
                                                                         ----------------------------------
                                                                              2001                2000
                                                                         --------------      --------------
Cash flows from operating activities:
  Net income                                                                 $1,170,674          $1,842,910
  Total Adjustments to reconcile net income to net cash
     provided by operating activities:                                        4,621,385            (711,679)
                                                                         --------------      --------------
Net cash flows provided by operating activities                               5,792,059           1,131,231
                                                                         --------------      --------------

Cash flows from investing activities:
  Property and equipment purchased-net of retirements                        (1,179,920)         (1,302,880)
  Purchase of marketable securities                                            (330,000)           (475,000)
  Decrease in notes receivable                                                  366,037             527,053
  Proceeds from sales of marketable securities                                1,315,304           1,300,000
                                                                         --------------      --------------
Net cash provided  by investing activities                                      171,421              49,173
                                                                         --------------      --------------

Cash flows from financing activities:
  Purchase treasury stock                                                            --            (308,920)
  Issuance of treasury stock                                                         --             191,881
  Increase in notes receivable                                               (1,748,362)                 --
  Repayments, notes and capital leases                                         (561,087)         (1,019,201)
                                                                         --------------      --------------
Net cash used in financing activities                                        (2,309,449)         (1,136,240)
                                                                         --------------      --------------

Net increase in cash and cash equivalents                          3,654,031              44,164

Cash and cash equivalents at beginning of period                              3,001,924          10,035,003
                                                                         --------------      --------------
Cash and cash equivalents at end of period                                   $6,655,955         $10,079,167
                                                                         --------------      --------------

Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                                    $163,925            $188,021
                                                                         --------------      --------------
   Income taxes                                                                     $--            $265,599
                                                                         --------------      --------------

Non-Cash Investing and financing activities:
    Property and equipment financed through capital leases                     $443,232            $399,195
    Capital leases refinanced                                                  $151,727                  --
    Increase in loans to officers and directors                               ($249,794)          ($233,224)
    Issuance of treasury stock                                                  $75,927                  --

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001
                                   (Unaudited)

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

The Company operates in three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, recreational vehicles, motorcycles and automotive components. Franchised and independent automobile dealers, leasing companies, repair facilities, retail stores and financial institutions, principally sell these products. The Consumer Products segment markets and administers extended warranties on household appliances, electronics and homes. These products include home appliances, consumer electronics, televisions, computers, home office equipment and homes. Retailers, distributors, manufacturers, utility companies, mortgage brokers, managing general agencies and financial institutions principally sell these products. Warrantech also direct markets these products to the ultimate consumer through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean.

The terms of the service contracts, extended warranties and replacement contracts generally range from twelve (12) to eighty-four (84) months. The Company acts as a third party administrator on behalf of the dealer/clients and insurance companies. Authorized independent third party repair facilities or dealers perform the actual repairs and/or replacements required under the agreements. The cost of these repairs is borne by the insurance companies, which have the ultimate responsibility for the claims. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

Authorities in a limited number of jurisdictions in which the service contracts are sold and in which the Company administers the contracts may seek to impose the obligation to pay on the Company, even where it has acted solely as administrator and was not the "obligor" under such service contracts. These contracts are covered by insurance as well.

Although the Company's obligations were insured by various insurance companies, it marketed and administered some service contracts which were sold prior to April 1, 2000, in which it was the obligor. Some of those service contracts have not expired and are still in effect.

The Company's service contract programs benefit consumers with expanded and/or extensions of product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. The coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's service contract programs benefit the dealer/clients by providing enhanced value to the goods and services they offer. They also provide the opportunity for increased revenue and income while outsourcing the costs and responsibilities of operating an extended warranty program.

2.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by management and are unaudited. These interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended March 31, 2001.

3.   NEW ACCOUNTING STANDARD

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS 142 provides that goodwill and intangible assets with indefinite lives not be amortized, and instead, be tested for impairment annually and whenever there is an impairment indicator. Early adoption of SFAS 142 is permitted for companies with fiscal years beginning after March 15, 2001 but only if they have not issued their first quarter financial statements prior to adoption. The Company adopted SFAS 142 effective April 1, 2001 and ceased amortization of its goodwill. The following table presents pro forma condensed consolidated statements of operations of the Company for the three months and nine months ended December 31, 2001 and 2000, as though SFAS 142 had not been adopted. The pro forma condensed consolidated statements of operations reflects $149,817 and $449,451 of amortization of goodwill in the three months and nine months ended December 31, 2001, respectively. This goodwill would have been reflected in the statements of operations prior to the adoption of SFAS 142.

                                                                     For the Three Months Ended        For the Nine Months Ended
                                                                             December 31,                     December 31,
                                                                   -------------------------------   -------------------------------
                                                                        2001             2000             2001             2000
                                                                   --------------   --------------   --------------   --------------
Earned Administrative Fee (net of amortization of deferred costs)      $8,549,955      $11,724,995      $27,043,540      $37,022,003
                                                                   --------------   --------------   --------------   --------------
Costs and expenses
   Service, selling, and general and administrative                     7,394,418        9,177,970       23,242,498       29,014,602
   Legal settlement                                                            --               --         (824,332)              --
   Depreciation and amortization                                          887,177        1,476,477        3,888,574        4,858,697
   Loss on abandonment of assets                                               --               --               --        1,049,552
                                                                   --------------   --------------   --------------   --------------
Total costs and expenses                                                8,281,595       10,654,447       26,306,740       34,922,851
                                                                   --------------   --------------   --------------   --------------

Income from operations                                                    268,360        1,070,548          736,800        2,099,152

Other income (expense)                                                    357,627          238,966          698,623          643,751
                                                                   --------------   --------------   --------------   --------------

Income before provision for income taxes                                  625,987        1,309,514        1,435,423        2,742,903
Provision (benefit) for income taxes                                      284,600          399,587          714,200          899,993
                                                                   --------------   --------------   --------------   --------------

Net income                                                               $341,387         $909,927         $721,223       $1,842,910
                                                                   ==============   ==============   ==============   ==============

Earnings per share:
Basic & Diluted                                                             $0.02            $0.06            $0.05            $0.12
                                                                   ==============   ==============   ==============   ==============

4.   OTHER COMPREHENSIVE INCOME

The components of other comprehensive income are as follows:

                                                         For the Three Months Ended        For the Nine Months Ended
                                                                December 31,                     December 31,
                                                       ------------------------------    ------------------------------
                                                            2001             2000             2001             2000
                                                       -------------    -------------    -------------    -------------
     Net income                                             $491,204         $909,927       $1,170,674       $1,842,910
     Other comprehensive income, net of tax
        Unrealized gain (loss) on investments                 36,054            6,626            8,700           13,393
        Foreign currency translation adjustments             (31,915)            (115)          (2,052)          78,919
                                                       -------------    -------------    -------------    -------------
     Comprehensive income                                   $495,343         $916,438       $1,177,322       $1,935,222
                                                       =============    =============    =============    =============

     Comprehensive income per share:
        Basic & Diluted                                        $0.03            $0.06            $0.08            $0.13
                                                       =============    =============    =============    =============

     The components of accumulated comprehensive income, net of related tax, for the periods ended December 31, 2001 and March 31, 2001, are as follows:

                                                    December 31,     March 31,
                                                        2001           2001
                                                      --------       --------
     Unrealized gain/ (loss) on investments            $21,969        $13,269
     Accumulated translation adjustments               (47,270)       (45,218)
                                                      --------       --------
     Accumulated other comprehensive income           ($25,301)      ($31,949)
                                                      ========       ========

5.   EARNINGS PER SHARE

     The computations of earnings per share are as follows:

                                                   For the Three Months Ended       For the Nine Months Ended
                                                          December 31,                    December 31,
                                                  -----------------------------   -----------------------------
                                                       2001            2000            2001           2000
                                                  -------------   -------------   -------------   -------------
Numerator:
   Net income applicable to common stock               $491,204        $909,927      $1,170,674      $1,842,910
                                                  =============   =============   =============   =============
Denominator:
    Average outstanding shares used in the
    computation of per share earnings:
      Common Stock issued-Basic shares               15,243,095      15,280,549      15,221,757      15,318,259
      Stock Options (treasury method)                      --              --              --              --
                                                  -------------   -------------   -------------   -------------
      Diluted shares                                 15,243,095      15,280,549      15,221,757      15,318,259
                                                  =============   =============   =============   =============
Earnings per common share:
   Basic                                                  $0.03           $0.06           $0.08           $0.12
                                                  =============   =============   =============   =============
   Diluted                                                $0.03           $0.06           $0.08           $0.12
                                                  =============   =============   =============   =============

6.   SEGMENTS

     The  Company   defines  its  operations   into  three  business   segments:
     Automotive, Consumer Products and International. The category "Other" includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to these business segments.

                                                          Consumer                      Reportable
                                        Automotive        Products     International     Segments         Other          Total
                                        ----------        --------     -------------     --------         -----          -----
Three Months Ended
December 31, 2001
-----------------
Earned administrative fee               $4,085,973      $4,334,599        $252,948      $8,673,520      ($123,566)     $8,549,954
Profit (loss) from operations            2,371,997         384,187        (422,394)      2,333,790     (1,915,613)        418,177
Pretax Income (Loss)                     1,267,119        (221,108)       (374,944)        671,067        104,737         775,804
Net Interest Income                         15,298          38,119           6,981          60,397        136,703         197,100
Depreciation/Amortization                   84,768         376,195          18,059         479,022        258,338         737,360

December 31, 2000
-----------------
Earned administrative fee               $2,509,866      $9,023,575        $266,511     $11,799,952       ($74,957)    $11,724,995
Profit (loss) from operations              682,982       3,995,214        (462,276)      4,215,920     (3,145,372)      1,070,548
Pretax Income (Loss)                      (384,685)      1,988,289        (556,781)      1,046,823        262,692       1,309,515
Net Interest Income                         17,309          39,314               0          56,623        176,904         233,527
Depreciation/Amortization                  205,564         447,269          18,580         671,413        805,064       1,476,477

Nine Months Ended
December 31, 2001
-----------------
Earned administrative fee              $12,512,742     $12,767,819      $2,166,643     $27,447,204      ($403,664)    $27,043,540
Profit (loss) from operations            7,013,121        (839,925)       (236,419)      5,936,777     (4,750,526)      1,186,251
Pretax Income (Loss)                     4,510,382      (2,683,592)       (491,873)      1,334,917        549,957       1,884,874
Net Interest Income                         49,510          44,268          18,177         111,955        553,481         665,436
Depreciation/Amortization                  288,674       1,234,189          55,810       1,578,673      1,860,450       3,439,123
Total Assets                            32,988,790      36,384,644       3,693,341      73,066,775      4,466,249      77,533,024

December 31, 2000
-----------------
Earned administrative fee              $11,654,587     $24,395,660      $1,244,929     $37,295,176      ($273,173)    $37,022,003
Profit (loss) from operations            6,140,450       9,295,148        (384,381)     15,051,217    (12,952,065)      2,099,152
Pretax Income (Loss)                     3,202,205       3,690,129       7,546,446      14,438,780    (11,695,877)      2,742,903
Net Interest Income                         46,658          51,564         (15,853)         82,369        542,570         624,939
Depreciation/Amortization                  628,391       1,388,672         750,128       2,767,191      2,091,506       4,858,697
Total Assets                            49,260,611      52,312,487       2,786,255     104,359,353     13,253,282     117,612,635

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

     Each of the matters set forth above was settled pursuant to a certain Settlement Agreement and Release of Claims, effective as of July 25, 2001 (the "Agreement"). As referenced in the title of the Agreement, each party released all other relevant parties from all claims asserted in any of the litigations and all claims that could have been asserted in any of said litigations. Furthermore, releases were granted with respect to all potential future claims arising out of the subject matter of any of the litigations. The financial impact for this settlement is reflected in the Management's Discussion and Analysis beginning on page 14 in this quarterly report on Form 10Q.

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

     Staples is also pursuing an action for damages against both ACE and Warrantech. It seeks to recover the amounts it has spent to satisfy its customers and certain unspecified amounts representing loss of business and damage to its reputation. Its entitlement to these amounts is based on a variety of theories including breach of contract, fraud and tortuous interference with business. Warrantech believes the claims as asserted against it are without merit. Warrantech also believes it has meritorious claims against ACE arising out of these allegations which claims may be asserted in this litigation or in the arbitration referred to below. The document production phase of discovery has been completed and the parties are presently engaged in depositions. Settlement discussions have commenced and are continuing. Although no resolution of the issues has been finalized, Warrantech believes that a negotiated settlement is possible before the end of the year.

     ACE Property and Casualty Insurance Company

     In the Matter of the Arbitration between ACE Property and Casualty Insurance Company f/k/a CIGNA Property and Casualty Insurance Company v. Warrantech Corporation, Warrantech Consumer Product Services, Inc., WCPS of Florida, Inc. and Warrantech Help Desk, Inc.

     In accordance with that certain Administrative Agreement, effective as of August 1, 1997, between the various named Warrantech entities and CIGNA, ACE has made demand for arbitration in accordance with the terms of the Agreement. ACE asserts a variety of claims against the Warrantech entities that can be divided into two general categories. The first arises out of Warrantech's administration of its service contract program with CompUSA, both prior to and immediately following the termination of the relationship between Warrantech and CompUSA. The remaining claims relate to Warrantech's general claims handling procedures. Although all claims have not been set forth with specificity, it is evident that ACE is seeking to recover damages in an amount in excess of twenty million dollars ($20,000,000).

     ACE has provided Warrantech with its Preliminary Statement, an arbitration panel has been appointed and an arbitration schedule has been agreed to. Minimal discovery has been commenced and all parties have significant discovery work to complete. Preliminary settlement discussions have been held, but, at this stage of the discussions, it is impossible to predict whether or not such discussions will be successful.

     Michael A. Basone

     Mr. Basone was a former Executive Vice President and Chief Operating Officer of Warrantech Corporation. He resigned his position in February 2000. Several months after resigning, Mr. Basone contacted the Company through his attorney requesting a payment equal in amount to what Mr. Basone would have received had he completed the term of his employment agreement on the theory that the Company's conduct was such that he was forced to resign, thereby resulting in his "constructive termination" without cause. The Company believes this assertion is completely without merit and has rejected Mr. Basone's demand for payment. In accordance with the terms of his employment agreement, Mr. Basone has filed a Demand for Arbitration with the American Arbitration Association that seeks damages in the amount of $300,000. The document production phase of discovery has been completed and the parties are presently engaged in depositions.


     Warrantech is not able to estimate its potential liability in any of the above actions although Warrantech believes that these matters are without merit, and accordingly, no reserves for potential liabilities have been provided for any of these actions.

8.   STOCK OPTIONS

     On August 24, 2001, simultaneously with the settlement of the litigation among Service Guard Insurance Agency, Inc., American International Group, Inc. ("AIG") and related entities which is described in Footnote 7 above, the Company granted AIG options to purchase two (2) million shares of Warrantech's common stock at a price of $2.00 per share. The options are exercisable for a period of five years. Warrantech has the right to redeem the options at any time if its shares trade at a price of $3.00 per share or more on any five consecutive trading days. The redemption price is $.001 per option. However, if Warrantech elects to redeem the options, AIG will have the right to exercise the options immediately prior to the redemption. If AIG exercises all of the options, it would own approximately 12% of the Company's outstanding common shares.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                            Forward Looking Statement

Except for the historical information contained herein, the matters discussed below or elsewhere in this quarterly report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, (d) regulatory or legal changes affecting the Company's business, (e) loss of business from or significant change in relationship with, any major customer of the Company, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, (g) ability to secure necessary capital for general operating or expansion purposes, (h) ability to secure an alternate source of payment of claims under the vehicle service contracts,(i) the amount of claims required to be paid by the Company under the service contacts or (j) adverse outcomes of litigation. Additionally, if any of the insurance companies which insure the service contracts marketed and administered by the Company were unable to pay the claims under the service contracts, it could have a materially adverse effect on the Company's business. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

Results of Operations

Three Months Ended December 31, 2001 Compared to the Three Months Ended December 31, 2000

Net earned administrative fees for the three month period ended December 31, 2001 decreased to $8,549,955 as compared with $11,724,995 for the same period last year, a decrease of $3,175,040 or 27.1%. The change was primarily due to the loss of Staples as a customer and a lower amount of deferred revenue recognized in the current quarter, partially offset by an increase in the Automotive segment's business.

The Automotive segment net earned administrative fees increased to $4,085,973 for the quarter ending December 31, 2001 as compared to $2,509,866 in the same quarter last year. The increase resulted from the recognition of more deferred revenues from prior periods this quarter versus the same quarter last year, plus greater sales amounts during the current quarter compared to the prior year quarter.

The Consumer Products segment net earned administrative fees decreased to $4,334,599 for the quarter ended December 31, 2001 from $9,023,575, a decrease of $4,688,976 or 52.0% for same period last year. The change was primarily attributable to the loss of Staples as a customer, partially offset by increases in business from other dealers within the segment.

The International segment net earned administrative fees remained flat at $252,948 for the three month period ended December 31, 2001 from $266,511 for the same period a year ago. The South American market contributed higher volumes from new customers in Peru and Chile and increased market penetration from existing customers in Chile, offsetting the loss of a large South American customer.

Service, selling and general and administrative expenses (SG&A) for the three months ended December 31, 2001 were reduced by $1,783,552 or 19.4% to $7,394,418 as compared to $9,177,970 for the three months ended December 31, 2000. The decrease reflects the Company's improved call center technologies, cost containment measures and lower legal expenses. Total employee and payroll related costs were down 18.3% from $5,161,769 for the quarter ended December 31, 2000 to $4,267,327 in the current quarter. Outside services, including consulting and legal fees, were down $363,189 or 27.3% from $1,330,368 in the quarter ended December 31, 2000 to $967,179 in the current quarter.

Depreciation and amortization expenses were reduced by $739,117 or 50.1% to $737,360 for the three months ended December 31, 2001 as compared to $1,476,477 for the same period last year. Decreases in depreciation and amortization resulted from a decrease in the depreciable asset base and the early adoption of SFAS 142, which allowed the Company to elect not to amortize its remaining goodwill.

Income from operations for the third quarter 2002 was $418,177 compared to $1,070,548 for the third quarter 2001. Income decreases, as a result of the loss of the Staples account, were partially offset by the overall reduction in SG&A and depreciation and amortization.

The provision for income taxes was $284,600 for the third quarter 2002 compared to $399,587 for the same period last year.

Net income for the three months ended December 31, 2001 was $491,204 or $0.03 per basic and diluted share compared to a net income of $909,927 or $0.06 per basic and diluted share for the comparable period last year. This change is the result of factors as described above.

Nine Months Ended December 31, 2001 Compared to the Nine Months Ended December 31, 2000

Net earned administrative fees for the nine month period ended December 31, 2001 decreased to $27,043,540 as compared with $37,022,003 for the same period last year, a decrease of $9,978,463 or 27.0%. The change was primarily due to the loss of Staples as a customer. Excluding the loss of Staples, the Company experienced a slight increase in net earned administrative fees from its existing and new dealers.

The Automotive segment net earned administrative fees increased $858,155 or 7.4% to $12,512,742 for the nine months ending December 31, 2001 from $11,654,587 in the same period last year, resulting from an increase in deferred revenue from prior periods.

The Consumer Products segment net earned administrative fees decreased $11,627,841 or 47.7% to $12,767,819 from $24,395,660 for same period last year.
The change was primarily attributed to the loss of Staples as a customer, partially offset by increases in business from other dealers within the segment. Additionally, lower net earned administrative fee during the first nine months compared to the prior year nine months were partially offset by increased deferred revenues from prior periods, which were recognized this period versus the same period last year.

The International segment net earned administrative fees increased $921,714 or 74.0% to $2,166,643 for the nine month period ended December 31, 2001 from $1,244,929 for the same period a year ago. The South American market contributed higher volumes from new customers in Peru and Chile and increased market penetration from existing customers in Chile. These increases more than offset the loss of net earned administrative fees from the United Kingdom, which was closed September 30, 2000.

Service, selling and general and administrative expenses for the nine months ended December 31, 2001, including the legal settlement were reduced by $6,596,436 or 22.7% to $22,418,166 as compared to

$29,014,602 for the nine months ended December 31, 2000. The decrease reflects the Company's improved call center technologies, cost containment measures and the closing of the United Kingdom operations. Total employee and payroll related costs were down $3,029,801 or 18.0% from $16,806,171 for the nine months ended December 31, 2000 to $13,776,370 for the nine months ended December 31, 2001. Additionally, the decrease in SG&A expenses reflects the reimbursement by AIG of $824,332 in legal fees associated with its lawsuit against the Company. Outside services, including consulting and legal fees, were down $2,313,271 or 55.2% from $4,192,010 in the nine months ended December 31, 2000 to $1,878,739 in the nine months ended December 31, 2001, primarily due to the settlement with AIG. Rent costs for the nine months ended December 31, 2001 decreased $705,382 from the same period last year as a result of the closing of the United Kingdom offices and relocation of the Company's headquarters to Texas.

Depreciation and amortization expenses were reduced by $1,419,574 or 29.2% to $3,439,123 for the nine months ended December 31, 2001 as compared to $4,858,697 for the same period last year, as a result of the closing of the United Kingdom operations and the early adoption of SFAS 142, which allowed the Company to elect not to amortize its remaining goodwill. Additionally, deprecation was lower in the current nine months versus the prior year as the Company's net property and equipment matured.

Loss on abandonment of assets was $1,049,552 for the nine months ended December 31, 2000. Effective September 30, 2000, the Company ceased operations in the United Kingdom as a result of unprofitable operations and recorded a loss on its operations.

Income from operations for the nine months ended December 31, 2001 was $1,186,251 as compared to $2,099,152 for the nine months ended December 31, 2000. Income decreases, as a result of the loss of the Staples account, were partially offset by the reduction in losses from the United Kingdom operations, the benefit from the legal settlement with AIG and lower SG&A expenses and lower depreciation and amortization.

Net income for the nine months ended December 31, 2001 was $1,170,674 or $0.08 per basic and diluted share compared to a net income of $1,842,910 or $0.12 per basic and diluted share for the comparable period last year. This change is the result of factors as described above.

                        Liquidity and Financial Resources

Recent Developments - Significant insurer in liquidation

A number of uncertainties exist at December 31, 2001 that could have an impact on the Company's future financial condition, including but not limited to, the effect on the Company of the liquidation of Reliance Insurance Company ("Reliance"). During the second quarter 2001, the Pennsylvania Insurance Commissioner informed the Company that Reliance will be liquidated and cease making payments on claims. The Pennsylvania Insurance Commissioner determined that Reliance is not likely to be able to satisfy all of the claims that will be submitted to it due to the circumstances arising out of the September 11, 2001 terrorist attacks on the World Trade Center. Reliance underwrote approximately 48% of the automotive service contracts that were sold during a period of approximately one and one-half years ending in November 2000. Approximately 52% of the automotive service contracts sold by Warrantech Automotive, a wholly owned subsidiary of the Company, during that time period are not affected by the Reliance liquidation. Service contracts sold before and after that period are not affected because they are underwritten by other carriers.

The Company is attempting to ascertain from the Pennsylvania Insurance Department, the amount of Reliance assets that will be available to pay the vehicle service contract claims and when such funds will become available. Additionally, the Company must wait to ascertain the amount of Pennsylvania Insurance Department Insurance Funds and any other state guaranty funds, if any, which are available and if any Federal subsidies to the insurance industry in general or Reliance specifically, if any, will be made available as a result of the terrorist attacks to pay vehicle service contract claims. The above situations could take years before resolution is obtained. Additionally, the Company is considering several alternative arrangements to cover claims under the vehicle service contracts, including a long-term arrangement with its current underwriter (See

"Letter of Understanding" below). The Company anticipates such alternative arrangements will be consummated before the fiscal year end.

If assets from Reliance are not available to pay the claims and/or alternative arrangements are not made, Warrantech Automotive may ultimately be required to honor claims on contracts in which it is named as obligor. Such potential claims represent approximately 48% of the total automotive service contracts underwritten by Reliance. If required to honor claims, the Company's working capital and its ability to meet its obligations in a timely manner may be severely restricted and could have a material adverse effect on the Company, its results of operations, financial condition and cash flows.

Due to the terrorist attacks on the World Trade Center on September 11, 2001, the Company is aware that significant financial pressures have been placed on insurance companies; however, the Company is not aware that either American International Group, Inc. ("AIG") or Great American Insurance Company, which insure most of the obligations under the other service contracts marketed and administered by the Company, are under any such financial pressures. If, for any reason, the insurance companies were not able to cover claims under the service contracts marketed and administered by the Company due to financial insolvency or other reasons, there could be a material adverse effect on the Company's future business.

Letter of Understanding

The Letter of Understanding, which has been executed by Warrantech and its insurer, provides for the payment of Reliance claims from a fund created for that purpose. Warrantech Automotive made an initial interest-bearing loan of $1 million to establish the fund and thereafter the Company will make specified contributions for each new service contract administered by Warrantech
Automotive. Under the proposed arrangement set forth in the Letter of Understanding, the insurer will make loans available on an "as needed" basis in the event the fund balance is inadequate to make the requisite claims payments. In addition to providing financial support for the claims fund, the Letter of Understanding provides for the insurer to extend a separate line of credit for an amount up to $3 million to Warrantech, subject to certain adjustments, to fund unanticipated working capital requirements. Interest will be paid on monies made available for either purpose.

As part of the transaction proposed in the Letter of Understanding, the insurer will be receiving options to purchase up to 1,650,000 shares of Warrantech's common stock at a stock price of $2.00 per share subject to certain adjustments. In the event that the insurer exercises all the options, it would own approximately 10.8% of the Company's outstanding shares.

Although the terms described in the Letter of Understanding are non-binding and subject to due diligence by the insurer and the execution of a definitive agreement, the parties have agreed to implement and fund the plan immediately on an interim basis, commencing on November 19, 2001, prior to the execution of a definitive written agreement. During the quarter ended December 31, 2001, the Company and its insurer established a claims payment fund. Approximately $2,164,335 in claims has been paid during the quarter from the fund, under the terms of the Letter of Understanding.

During the last quarter of fiscal year 2002, the Company plans to continue its expansion into Canada to better service Warrantech's Canadian customer base and increase the Company's Canadian market penetration for consumer products, home and automotive service contracts and extended warranties.

Recent Developments - Other

During the final fiscal quarter, the Company signed a three-year agreement with BoatU.S., the nation's largest recreational boating Association, to offer to its 530,000 member base the Warrantech Xchange Product Replacement Program. BoatU.S. is the Company's first client in the boating industry and represents the third new market Warrantech has penetrated during the last twelve months in addition to motorcycles and golf carts.

The Company continues to improve customer service and technology with the introduction in the final quarter of fiscal 2002 of its innovative web-based platform from its Consumer Products Services segment. WCPS Online will provide real-time capabilities that meet the needs of dealers, service providers and consumers. It is designed to reduce paperwork and cut the time and costs of administering warranties for dealers and service providers while providing a better experience and faster service for their customers.

The Company also announced in the final fiscal 2002 quarter that an agreement had been reached with Automotive Investment Group, to provide marketing services for reinsurance programs for large automobile dealerships. The terms of the contract call for Warrantech Automotive, to begin marketing a new reinsurance program to the nation's larger automobile dealerships on January 1, 2002.

Financial Position

As of December 31, 2001, total cash and short-term investments totaled $7,616,776, up from $3,198,078 at fiscal year end March 31, 2001. Cash generated from operating activities increased from $1,131,231 for the nine months ended December 31, 2000 to $5,792,059 for the nine months ended December 31, 2001. The Company's primary sources of cash during the first nine months of fiscal year 2002 were cash provided by operating activities of $5,792,059 and proceeds from the sales of marketable securities of $1,315,304. Increases in cash generated from operating activities primarily resulted from advances to the fund from the insurer as described in the Letter of Understanding.

Working capital at December 31, 2001 was negative $4,508,064, an increase from negative $2,807,496 at March 31, 2001. The change in working capital primarily resulted from advances made by the Company to the claims payment fund described in the Letter of Understanding. The Company believes that internally generated funds, resulting primarily from a continuation of reducing its average days outstanding accounts receivable and the $3 million line of credit from the insurer, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

During the nine months ended December 31, 2001, the Company spent $1,179,920 for property and equipment compared to $1,302,880 for the same period last year. These expenditures primarily result from software development costs and computer equipment, as the Company continues to invest to enhance its technologies, adapt its systems for Spanish to improve customer service and to improve operational efficiencies. The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the nine months ended December 31, 2001 amounted to $443,232 compared to $399,195 during the nine months ended December 31, 2000. The Company repaid $561,087 in notes and capital leases in the first nine months of fiscal year 2002. Additionally, the Company used $1,748,362 to fund the account to be used for payment of claims related to the Reliance liquidation.

The effects of inflation have not been significant to the Company. Management does not expect inflation to have a significant impact on the results of operations or financial condition in the foreseeable future.

                           PART II. Other Information

Item 1.        Legal Proceedings

               Litigation - The Company from time to time is involved in litigation incidental to the conduct of its business. Reference is made to Footnote 7 to the Financial Statements in this Quarterly Report regarding information associated with legal proceedings.

Item 2.        Changes in Securities

               Not applicable.

Item 3.        Defaults Upon Senior Securities

               Not applicable.

Item 4.        Submission of Matters to Vote of Security Holders

               Not applicable.

Item 5.        Other Information

               Not applicable.

Item 6 (a)    Exhibits

              10(u) Insurance policy between Warrantech Consumer Product Services, Inc. and Warrantech Carribean LTD and Great American Insurance Company pertaining to Service Plan Agreement.

              10(v) Schedule 10(v) identifying contracts that are substantially similar to Exhibit 10(u), the Insurance policy between Warrantech Consumer Product Services, Inc. and Warrantech Carribean LTD and Great American Insurance Company pertaining to Service Plan Agreement, in all material respects except as to the parties thereto, the dates of execution, or other details.

Item 6 (b)     Reports on 8-K

               On October 23, 2001, the Company filed a Current Report on Form 8-K. In this Current Report, the Company reported, under Item 5, that one of its subsidiaries, Warrantech Automotive, Inc., was informed by the Insurance Commissioner of the Commonwealth of Pennsylvania that Reliance Insurance Company will be liquidated and cease making payments on claims. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources in this Quarterly Report.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WARRANTECH CORPORATION
                       ---------------------------------------------------------
                       (Registrant)



                       S/N/S  Richard F. Gavino
                       ---------------------------------------------------------
                       Richard F. Gavino - Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Chief Financial Officer and Duly Authorized Officer)


Date: February 14, 2002

                    WARRANTECH CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX


Exhibit #                        Description
---------                        -----------

10(u)          Insurance  policy  between   Warrantech   Consumer
               Product  Services,  Inc. and Warrantech  Carribean
               LTD   and   Great   American   Insurance   Company
               pertaining to Service Plan Agreement.

10(v) Schedule 10(v) identifying contracts that are substantially similar to Exhibit 10(u), the Insurance policy between Warrantech Consumer Product Services, Inc. and Warrantech Carribean LTD and Great American Insurance Company
               pertaining to Service Plan Agreement, in all material respects except as to the parties thereto, the dates of execution, or other details.