Form 10-K
period 2002-03-31
WARRANTECH CORP
filed 2002-06-28
CIK 735571

-
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                                    FORM 10-K

(Mark One)
|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2002

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the transition period from _______ to _______

                           Commission File No. 0-13084

                             WARRANTECH CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-3178732
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization

     150 Westpark Way Euless, Texas                         76040
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

      Indicate by checkmark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

      The number of shares outstanding of the Registrant's common stock is 15,313,165 as of May 29, 2002.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is $10,106,689 as of May 29, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended are incorporated by reference in
Part III.

Index to Exhibits is on page 46
Document contains 50 pages

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.

                                     PART I

Item 1.  Business......................................................    3
Item 2.  Properties....................................................    8
Item 3.  Legal Proceedings.............................................    8
Item 4.  Submission of Matters to a Vote of Security Holders...........    8

                                     PART II

Item 5.  Market of the Registrant's Common Equity and Related
         Stockholder Matters ..........................................    9
Item 6.  Selected Financial Data.......................................    10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................    11
Item 7A. Qualitative and Quantitative Disclosures About Market Risk....    19
Item 8.  Financial Statements and Supplementary Data...................    20
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures..........................    45

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...........    45
Item 11. Executive Compensation........................................    45
Item 12. Security Ownership of Certain Beneficial Owners
         and Management................................................    45
Item 13. Certain Relationships and Related Transactions................    45

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K...........................................    46
Signatures ............................................................    49

                                     PART I

Warrantech Corporation (a Delaware corporation) and its subsidiaries (collectively, "Warrantech" or the "Company") maintain executive offices and operating facilities at 150 Westpark Way and 1441 West Airport Freeway, Euless, Texas 76040, as well as other Texas locations. The telephone number of the executive offices is (800) 544-9510.

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

The Company's service contract programs benefit consumers by providing them with expanded and/or extended product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Such coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's service contract programs benefit the dealer/clients by providing enhanced value to the goods and services they offer and by providing them with the opportunity for increased revenue and income while outsourcing the costs and responsibilities of operating an extended warranty program.

The service contracts, extended warranties and replacement contracts generally have terms ranging from three (3) to eighty-four (84) months. Since the Company acts solely as a third party administrator on behalf of the dealer/clients and insurance companies, the actual repairs and/or replacements required under the agreements are performed by independent third party authorized repair facilities or dealers. The cost of these repairs is generally paid for by the insurance companies which have the ultimate responsibility for the claims or by Butler Financial Solutions, LLC ("Butler"), if Reliance Insurance Company ("Reliance") or the Company is the obligor. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

Essential to Warrantech's success is its ability to capture, maintain, track and analyze all relevant information regarding its service contracts. To support this function, Warrantech operates proprietary software developed internally that allows the tracking for millions of service contracts and consists of custom designed relational databases with interactive capabilities. This configuration provides ample capacity and processing speed for current requirements. The software programs allows for the development of current and historical statistical data, which are used to monitor its service contract program performances and support the significant future growth.

The Company operates in three major business segments: Automotive, Consumer Products and International, discussed below.

Warrantech Automotive Segment

The Company's Automotive segment markets and administers vehicle service contract ("VSC") programs, credit life and other related automotive after-sale products, all of which enhance the profitability of the sale of automobiles, light trucks, motorcycles, recreational vehicles and automotive components. These products are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers.

Additionally, Warrantech Automotive has expanded its efforts in the automotive field to provide administrative expertise and secure the placement of insurance coverage to other parties requiring such services on either VSC's or similar products.

Warrantech Automotive employs sales personnel and utilizes the services of independent agents to call on dealers to solicit their use of the VSC programs. At this time, Warrantech Automotive is represented by more than 100 agents and sub-agents in 46 states and provinces in the United States and in Canada.

The VSC is a contract between the dealer/lessor or third party obligor and the vehicle purchaser/lessee (and, for the State of Florida only, Warrantech Automotive) that offers coverage for a term ranging from three (3) to eighty-four (84) months and/or 3,000 to 100,000 miles. Coverage is available in the event of the failure of a broad range of mechanical components occurring during the term of the VSC, exclusive of failures covered by a manufacturers warranty.

Under the programs marketed and administered by Warrantech Automotive, it provides services to the dealer, such as developing and distribution of marketing materials, processing dealer produced VSC's and administering and paying of claims filed by contract holders under the terms of their VSC.

Under the Warrantech Automotive VSC programs, liability is borne by insurers who have issued insurance policies assuming this risk in exchange for premiums and fees. Currently, Great American Insurance Company ("GAIC") insures the Warrantech Automotive's VSC programs. The Company also has an agreement with Heritage Insurance Risk Retention Group and is reinsured by one of North America's largest reinsurance companies on reinsurance programs offered to large automobile dealerships. Previously, a portion of the Warrantech VSC programs were insured by either Reliance (see "Management's Discussion and Analysis - Significant Insurer in Liquidation" below), the New Hampshire Insurance Company or other American International Group, Inc. ("AIG") member companies.

Warrantech Consumer Products Segment

The Company's Consumer Products segment develops, markets and administers consumer product extended warranties and product replacement plans on household appliances, electronics, including home appliances, consumer electronics, televisions, computers and home office equipment. The Company administers warranties and replacement plans sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers. Warrantech also markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and for manufacturer's programs through telemarketing and direct mail campaigns. This segment also offers call center and technical computer services. The extended warranties and product replacement plans administered by Warrantech Consumer Products are service contracts between the purchaser and the retailer/dealer and/or the insurance company that typically offers coverage ranging from twelve (12) to sixty (60) months.

The Warrantech Consumer Products segment also develops, markets and administers service contract programs in the United States and Canada covering mechanical breakdowns of the working systems and components in homes. The core program protects homeowners against the cost of repairs in case of a breakdown of one or more of the major home systems including heating and air conditioning, plumbing, electrical and built-in appliances. The Warrantech Home Service warranty is one of the first of its kind. It offers greater protection than was previously available and it provides this security at a lower cost.

The programs marketed and administered by Warrantech Consumer Products require that the selling dealer, distributor or manufacturer enter into an agreement with Warrantech that outlines the duties of each party. Those duties specifically assumed by Warrantech Consumer Products include the development and distribution of marketing materials, sales and motivational training, processing of service contracts, operating a call center and the adjustment and payment of claims. Warrantech has also entered into service center agreements with independent third party authorized repair facilities located throughout the United States and Canada.

Effective February 12, 2000, the Company entered into an agreement with GAIC pursuant to which GAIC insures any new service contracts issued. Insurance for service contracts issued between August 1, 1997 until February 12, 2000 are covered by Cigna Insurance Company.

During the two fiscal years ended March 31, 2001 and 2000, the Consumer Products segment had one significant customer, Staples the Office Superstore ("Staples"), which accounted for approximately 23% of gross revenue of this business segment in each of those fiscal years. Because Warrantech could not reach an agreement with Staples to extend its agreement on terms which would not erode profitability of the program, the program expired on February 26, 2001.

Warrantech International Segment

Warrantech International markets and administers the same products and services outside the United States that Warrantech Automotive and Warrantech Consumer Products market and administer in the United States and Canada.

Warrantech International also conducts its efforts on a direct basis and has developed relationships with retailers and distributors throughout the Caribbean and Central and South America. The Company is currently doing business in Puerto Rico, Guatemala, Chile and Peru and from July 1995 until September 2000 in the United Kingdom. The Company's expansion in South American markets will be facilitated by it's strategic alliance with Atento, a multi-national call center owned by Spain's Grupo Telefonica, which should allow the Company to readily enter markets in Latin America where Atento has existing call center operations.

Sales and Marketing

Warrantech's sales and marketing activities are managed by each segment's own sales and marketing personnel. In certain circumstances, the business segments have entered into marketing agreements with independent organizations that solicit dealers at their own expense, and receive a commission on all service contracts sold by such dealers.

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

Warrantech also markets directly to the ultimate consumer on behalf of the retailer/dealer and for manufacturer's programs through telemarketing and direct mail campaigns. These direct marketing campaigns generate sales through renewals of expiring contracts and second-effort sales to customers who did not buy an extended service contract at the time of purchase.

Significant Customers

During the two fiscal years ended March 31, 2001 and 2000, the Company had one significant customer, Staples, which accounted for approximately 10% of consolidated gross revenues in each of those years. Because Warrantech could not reach an agreement with Staples to extend its agreement on terms which would not erode the profitability of the program, the program expired on February 26, 2001.

Competition

Warrantech competes with a number of independent administrators and divisions of distributors and manufacturers, as well as financial institutions and insurance companies. The Company may not be the largest marketer and administrator of service contracts and limited warranties, and some competitors may have greater operating experience, more employees and/or greater financial resources. Further, many manufacturers, particularly those producing motor vehicles, market and administer their own service contract programs for and through their dealers. However, the Company believes that it occupies a preeminent position among competitors in its field.

Contract Obligor

In April 2000, the Company formed a relationship with Butler Financial Solutions, LLC ("Butler"), whereby Butler would assume obligations for all service contracts where the dealer is not the obligor, including certain contacts where the Company may have been the obligor. For each of such service contracts Butler receives fees for its services.

Insurance Coverage

Liability for performance under the terms of service contracts and limited warranties administered by Warrantech is assumed by the insurance company in return for agreed upon premiums. This coverage provides indemnification against loss resulting from service contract claims and protects the consumers by ensuring that their claims will be paid.

The current insurance protection is provided by highly rated independent insurance companies. In the United States and Canada, providers include Great American Insurance Company which is rated A - (Excellent) and Heritage Insurance Risk Retention Group and reinsured by one of the largest reinsurance companies in North America, which is an A rated carrier. Other programs have been or are currently insured by New Hampshire Insurance Company, other AIG member companies and Tokio Marine & Fire Insurance Company each of which is rated A++ (Superior) and CIGNA Insurance Company owned by (ACE) which is rated A - (Excellent). Internationally, insurance protection is provided by Cruz del Sur in Chile, La Positiva in Peru, and Universal Insurance Company in Puerto Rico, which is rated A - (Excellent). All ratings for the United States, Canada and Puerto Rico are made by A.M. Best Company.

In accordance with the arrangements with these insurers, a fixed amount is remitted by the retailer/dealer to Warrantech and passed on to the carrier for each service contract or limited warranty sold. The amount is contractually agreed upon and is based upon actuarial analysis of data collected and maintained for each type of coverage and contract term. The insured or the Company is not obligated to the insurer if claims exceed the premiums remitted.

Additionally, agreements between the Company and the insurers may contain profit-sharing features that permit the Company to share in underwriting profits earned by the service contract programs. The amounts to be received, if any, are determined in accordance with certain specified formulae by the type of program and by policy year. Certain of these agreements require interim calculations and distributions for various programs, with final calculations being made as contracts expire by term. The Company did not accrue or receive any profit sharing amounts during the 2002, 2001 or 2000 fiscal years. The Company anticipates that, beginning in fiscal year 2003, the Company will receive profit sharing as a result of its new agreement with its current carrier.

Federal and State Regulation

The service contract and limited warranty programs developed and marketed by the Company's subsidiaries and their related operations are regulated by federal law and the statutes of a significant number of states. The Company continually reviews all existing and proposed statutes and regulations to ascertain their applicability to its existing operations, as well as to new programs that the Company is developing.

Generally, these statutes apply to the scope of service contract coverage and content of the service contract or limited warranty document. Statutes typically require that specific wording expressly stating the consumer's rights in the event of a claim, how the service contract may be canceled and identification of the insurance company that indemnifies the dealers, distributors or manufacturers against loss for performance under the terms of the service contract.

Insurance departments in some states have sought to interpret the consumer product service contract, or certain items covered under the contract, as a form of insurance requiring that the issuer be a duly licensed and chartered insurance company. The Company does not believe that it or any of its subsidiaries is an insurer and has no intention of filing the documents and meeting the capital and surplus requirements that are necessary to obtain such a license.

There are instances where the applicability of statutes and regulations to programs marketed and administered by the Company and compliance therewith, involve issues of interpretation. The Company uses its best efforts to comply with applicable statutes and regulations but it cannot assure that its interpretations, if challenged, would be upheld by a court or regulatory body. In any situation in which the Company has been specifically notified by a regulatory body that its methods of doing business were not in compliance with state regulations, the Company has taken the steps necessary to comply.

If the Company's right to operate in any state is challenged successfully, the Company may be required to cease operations in the state and the state might also impose financial sanctions against the Company. These actions, should they occur, could have an adverse consequence to the Company's operations. However, within the framework of currently known statutes, the Company does not believe that this is a present concern.

Intellectual Properties

The Company holds numerous registered United States trademarks, the most important of which are the "Warrantech" and its stylized "W" logo service marks. Additional service marks are registered covering subsidiary names and product names and descriptions. The Company and its trademark counsel keep the registration for all service marks current.

The Company developed proprietary software that consists of custom designed relational databases with interactive capabilities. Essential to the success of Warrantech Automotive and Warrantech Consumer Products is their ability to capture, maintain, track and analyze all relevant data regarding the contracts they administer. Development costs associated with this proprietary software have been capitalized and are being amortized over the expected useful life of the software.

Employees

The Company and its subsidiaries employed approximately 381 individuals as of March 31, 2002, a decrease of approximately 75 employees over the preceding fiscal year. The decrease is attributable to the consolidation and cost reduction initiatives instituted by the Company. As of May 25, 2002, the Company had approximately 363 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Financial information about foreign and domestic operations

Refer to Item 8 - Consolidated Financial Statements and Supplementary Data, in this Annual Report, Footnote 17 in the Notes to Consolidated Financial Statements, for financial information related to the Company's foreign and domestic operations. Such information is hereby incorporated by reference.

Item 2. Properties

The Company's executive offices are located in leased premises at 150 Westpark Way, Euless, Texas. The premises, consisting of approximately 29,531 square feet, are leased pursuant to three separate lease agreements. These leases expire in July 31, 2003 and provide for remaining annual base rent payments ranging of $415,350 in fiscal year 2003 and $143,598 in fiscal year 2004. These premises also accommodate the Company's Home Services and Direct Marketing operations.

The Company also leases an additional 48,053 square feet at 1441 West Airport Freeway, Euless, Texas. These premises are being leased pursuant to lease agreements expiring March 31, 2004 and provide for annual base rent of $570,185. These premises accommodate the Company's Automotive and Consumer Products operations.

RepairMaster Canada's operations are located in leased premises at 3011 Viking Way, Suite 215 Richmond BC, Canada pursuant to a lease that expires February 28, 2003. The lease provides for annual base rent of $10,200 for 820 square feet.

Warrantech International's Puerto Rico operations are located in leased premises at 1225 Ponce de Leon Avenue, Santurce, Puerto Rico pursuant to a lease that expires March 31, 2003. The lease provides for annual base rent of $54,928 for 3,433 square feet.

Warrantech International's Chile operations are located in leased premises at Avenida 11 de Septembre No. 1881 Officia No. 1619 Providencia, Santiago, Chile. This office supports the operations in Chile, and is displayed as the Company's flagship operation to pursue and help implement the Company's international expansion strategies throughout South America. The lease provides for monthly base rent payments of $1,750 for 145 square meters.

The Company is currently negotiating a lease for premises located at 121 Airport Centre II, Bedford, Texas to replace the office space at 150 Westpark Way and 1441 West Airport Freeway, Euless Texas. The premises consist of 56,696 square feet. It is anticipated that the lease will provide for annual base rent of $1,054,545 and will have a term of 10 years.

Item 3. Legal Proceedings

Information regarding legal proceedings is set forth in Note 12 of the Notes to Consolidated Financial Statements under the subheading "Litigation," which is hereby incorporated by reference.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2002.

                                     PART II

Item 5. Market for Warrantech's Common Equity and Related Stockholder Matters

The Company's common stock, $.007 par value per share (the "Common Stock") trades under the symbol "WTEC." Trades are reported on the Over-The-Counter ("OTC") electronic quotation service of the National Association of Securities Dealers Market Makers. It is the Company's intention to seek to be listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") or the American Stock Exchange if and when the Company satisfies the requirements for listing.

As of May 29, 2002, there were 15,313,165 shares of outstanding Common Stock and approximately 971 stockholders of record. On that date, the closing bid price for the Common Stock, as reported on the OTC was $0.66.

Following is a summary of the price range of the Company's Common Stock during fiscal years 2002 and 2001:

Common Stock

                               Fiscal 2002                 Fiscal 2001
                               -----------                 -----------
           Quarter           High & Low Bid               High & Low Bid
           -------           --------------               --------------
           First         $ 0.89        $   0.50       $ 2.00        $   0.69
           Second        $ 0.69        $   0.32       $ 1.63        $   0.53
           Third         $ 0.91        $   0.32       $ 1.02        $   0.38
           Fourth        $ 0.85        $   0.57       $ 0.88        $   0.53

Dividends

No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that, in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid.

Item 6. Selected Financial Data

The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes as of and for the years ended March 31, 2002, 2001 and 2000.

                                                                      For The Years Ended March 31,
                                                 ----------------------------------------------------------------------
                                                      2002          2001          2000           1999        1998 (a)
                                                 ------------  ------------  ------------   ------------   ------------
      Net earned administrative fee              $ 37,327,306  $ 49,700,944  $ 43,319,781   $ 50,727,313   $ 62,686,102
                                                 ============  ============  ============   ============   ============
      Profit (loss) from operations              $  2,902,856  $  2,463,492  ($11,874,287)  ($12,232,124)  $  8,513,036
                                                 ============  ============  ============   ============   ============
      Net income (loss)                          $  2,256,273  $  1,866,924  ($ 8,206,183)  ($ 7,639,725)  $  5,619,823
                                                 ============  ============  ============   ============   ============

      Basic earnings (loss) per common share     $       0.15  $       0.12  ($      0.54)  ($      0.51)  $       0.42
                                                 ============  ============  ============   ============   ============
      Diluted earnings (loss) per common share   $       0.15  $       0.12  ($      0.54)  ($      0.51)  $       0.36
                                                 ============  ============  ============   ============   ============
      Cash dividend declared                         None          None          None           None           None
                                                 ------------  ------------  ------------   ------------   ------------
      Total assets                               $ 77,551,229  $ 97,117,173  $146,921,154   $186,910,270   $152,811,266
                                                 ============  ============  ============   ============   ============
      Long-term debt and
                                                 ------------  ------------  ------------   ------------   ------------
         capital lease obligations               $    957,159  $  1,209,853  $  1,668,478   $  2,420,967   $  2,153,286
                                                 ============  ============  ============   ============   ============
      Common stockholders' equity                $  5,443,247  $  3,417,944  $  1,878,642   $ 10,400,002   $ 21,533,883
                                                 ============  ============  ============   ============   ============

(a) The financial information for the fiscal year ended March 31, 1998 has been restated to effect the change in accounting policy adopted in the fiscal year ended March 31, 1999 for the recognition of revenue on service contracts.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     General

Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, (d) regulatory or legal changes affecting the Company's business, (e) loss of business from or significant change in relationships with, any major customer of the Company, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, (g) the ability to secure necessary capital for general operating or expansion purposes, (h) the ability of Butler Financial Solutions, LLC ("Butler") to pay claims under the service contacts insured by Reliance Insurance Company ("Reliance") or (i) adverse outcomes of litigation, (j) additionally, if any of the insurance companies which insure the service contracts marketed and administered by the Company were unable to pay the claims under the service contracts, it could have a materially adverse effect on the Company's business. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

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

The Company operates in three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, motorcycles, recreational vehicles and automotive components. These warranties are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment develops, markets and administers consumer product extended warranties and product replacement plans on household appliances, electronics and homes. These warranties and replacement plans include home appliances, consumer electronics, televisions, computers, home office equipment and homes and are sold principally by retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and for manufacturing programs through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States and Canada predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean.

The Company's service contract programs benefit consumers by providing them with expanded and/or extended product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Such coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's service contract programs benefit the dealer/clients by providing enhanced value to the goods and services they offer and by providing them with the opportunity for increased revenue and income while outsourcing the costs and responsibilities of operating an extended warranty program.

The service contracts, extended warranties and replacement contracts generally have terms ranging from three (3) to eighty-four (84) months. Since the Company acts solely as a third party administrator on behalf of the dealer/clients and insurance companies, the actual repairs and/or replacements required under the agreements are performed by independent third party authorized repair facilities or dealers. The cost of these repairs is generally paid for by the insurance companies which have the ultimate responsibility for the claims or by Butler, if Reliance or the Company is the obligor. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

Dealer/third party obligor service contracts are sales in which the retailer/dealer or a third party is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Beginning April 1, 2000, substantially all of the Company's service contract sales are dealer/third party obligor service contracts.

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

Significant Events

Loss of Significant Customers - During the two fiscal years ended March 31, 2001 and 2000, the Company had one significant customer, Staples, which accounted for approximately 10% of consolidated gross revenues and 23% of the Consumer Products segment's gross revenues in each of those years. Because Warrantech could not reach an agreement with Staples to extend its agreement on terms which would not erode the profitability of the program, the program expired on February 26, 2001.

Closing of United Kingdom operations - Effective September 30, 2000, the Company ceased operations in the United Kingdom. The closing was a result of unprofitable operations.

Results of Operations

The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report.

Fiscal Year Ended March 31, 2002 Compared to the Fiscal Year Ended March 31,
2001

Net earned administrative fees for the year ended March 31, 2002 decreased to $37,327,306 as compared with $49,700,944 for the year ended March 31, 2001, a decrease of $12,373,638 or 25%. The change was primarily due to the loss of Staples as a customer in February 2001 and decreased deferred revenue from prior periods recognized this year versus last year. Excluding the loss of Staples, the Company experienced an appreciable increase in net earned administrative fees from its existing and new dealers.

The foregoing Results of Operations include net earned administrative fees of $6,557,263 from the contract with Staples for the fiscal year ended March 31, 2001. The loss of the Staples contract, which represented 10% of the Company's consolidated gross revenues and 23% of the Consumer Products segment gross revenues during fiscal year 2001, had an adverse impact on both the Company and its Consumer Products segment's net earned administrative fee during the year ended March 31, 2001 and 2002.

The Automotive segment's net earned administrative fees increased $3,013,299 or 19% to $19,019,558 for the fiscal year end March 31, 2002 from $16,006,259 in the same period last year, primarily resulting from higher sales volumes and a $1,060,274 increase in deferred revenue from prior periods recognized in the current year.

The Consumer Products segment's net earned administrative fees decreased $15,875,758 or 49% to $16,364,702 from $32,240,460 for same period last year.
The change was primarily attributed to the loss of Staples as a customer and a decrease in deferred revenue from prior periods recognized this year versus last year.

The International segment's net earned administrative fees increased $537,791 or 30% to $2,353,491 for the fiscal year ended March 31, 2002 from $1,815,700 for the same period a year ago. The South American market contributed higher volumes from new customers in Peru and Chile and increased market penetration from existing customers in Chile.

Service, selling and general and administrative ("SG&A") expenses for the fiscal year ended March 31, 2002, including the legal settlement, were reduced by $9,831,531 or 25% to $29,944,008 as compared to $39,775,539 for the fiscal year ended March 31, 2001. The decrease reflects the Company's improved call center technologies, cost containment measures and the closing of the United Kingdom operations. Total employee and payroll related expenses were down $3,767,040 or 17% from $22,356,260 for the fiscal year ended March 31, 2001 to $18,589,220 for the fiscal year ended March 31, 2002. Additionally, the decrease in SG&A expenses reflects the reimbursement by AIG of $824,332 in August 2001 for legal fees associated with its lawsuit against the Company. Outside services, including consulting and legal fees, were down $3,639,514 or 56% from $6,479,217 in the fiscal year ended March 31, 2001 to $2,839,703 in the fiscal year ended March 31, 2002, primarily due to the settlement with AIG and a reduction in computer system development. Rent expense for the fiscal year ended March 31, 2002 decreased $988,387 from the same period last year, primarily as result of the Company's relocation of its headquarters to Texas and to a lesser degree, the closing of the United Kingdom offices.

Loss on abandonment of assets was $1,029,731 for the fiscal year ended March 31, 2001. Effective September 30, 2000, the Company ceased operations in the United Kingdom as a result of unprofitable operations and recorded a loss on its operations.

Depreciation and amortization expenses were reduced by $1,936,673 or 30% to $4,480,442 for the fiscal year ended March 31, 2002 as compared to $6,417,115 for the same period last year as a result of the early adoption of SFAS 142, which allowed the Company to elect not to amortize its remaining goodwill and the maturing of the Company's net property and equipment. Additionally, depreciation was lower in the current twelve months versus the prior year as a result of the closing of the United Kingdom operations.

Income from operations for the fiscal year ended March 31, 2002 was $2,902,856 as compared to $2,463,492 for the fiscal year ended March 31, 2001. Despite net earned administrative fee decreases as a result of the loss of the Staples account and decreased deferred revenue from prior periods recognized this year versus last year, the increase in income from operations resulted from reduction in losses from the United Kingdom operations, the benefit from the legal settlement with AIG, lower SG&A expenses and lower depreciation and amortization.

The Automotive segment's income from operations for fiscal year ended March 31, 2002 was $12,183,739 or $3,793,723 higher than the prior fiscal year. This was primarily the result of higher sales volume, higher amortization of deferred net earned administrative fee ($1,060,274), lower SG&A costs ($347,638) and lower depreciation ($432,787).

The Consumer Products segment's loss from operations for fiscal year ended March 31, 2002 was $1,531,102 compared to the segment's income of $11,672,546 for the fiscal year ended 2001. This decrease is the result of the loss of Staples as a customer and a reduction of $5,604,332 in deferred revenue recognized in the current fiscal year versus fiscal year 2001. Substantially lower SG&A, caused primarily from decreases in the number of employees and payroll related costs ($1,853,171) and a reduction in telephone expenses ($749,638) helped to partially reduce the segment's losses.

The International segment's loss from operations for the fiscal year ended March 31, 2002 was $578,137 or $1,528,722 lower than the $2,106,859 operating loss in fiscal year ended March 31, 2001. This reduction results entirely from the closing of the Company's operations in the United Kingdom. South American net earned administrative fees increased 89% in fiscal year 2002 to $1,432,683 from $758,250 in fiscal 2001, while increases in SG&A expenses offset almost all of the net earned administrative fee improvement. Puerto Rico net earned administrative fees increased 10%, while SG&A expense also increased slightly to offset the improvement.

The net deferred tax asset as of March 31, 2002 and 2001 contains a benefit of $594,599 and $280,625, respectively, related to foreign losses. Management expects to realize this tax benefit, which has an indefinite carry-forward period, against future foreign income.

Net income for the fiscal year ended March 31, 2002 was $2,256,273 or $0.15 per basic share compared to $1,866,924 or $0.12 per basic share for the fiscal year ended March 31, 2001. This increase is the result of all the other factors listed above.

Fiscal Year Ended March 31, 2001 Compared to the Fiscal Year Ended March 31,
2000

Net earned administrative fees for the year ended March 31, 2001 increased to $49,700,944 as compared to $43,319,781 for the year ended March 31, 2000. This was an increase of $6,381,163 or 15%. The change is due to an increase of deferred net earned administrative fees of $2,171,703, primarily in the Automotive segment and an increase in Consumer Products business.

The foregoing Results of Operations include net earned administrative fees of $6,557,263 and $6,926,959 from the contract with Staples for the fiscal years ended March 31, 2001 and 2000, respectively. The loss of the Staples contract, which represented 10% of the Company's consolidated gross revenues and 23% of the Consumer Products segment gross revenues during fiscal year 2001, will have a significant impact on both the Company and its Consumer Products segment's net earned administrative fee in future periods.

SG&A expenses for the fiscal year ended March 31, 2001 were reduced by $9,389,405 or 19% to $39,775,539 as compared to $49,164,944 for the fiscal year ended March 31, 2000. This decrease in SG&A expenses reflected the Company's improved technologies and cost-cutting measures. Decreases in the number of employees and payroll related costs, reduction in outside provided services and telephone expenses, and the closing of the United Kingdom operations as of September 30, 2000 contributed to the lower SG&A expenses. United Kingdom SG&A expenses were

$1,563,234 for fiscal year ended March 31, 2001 compared to $4,694,107 for fiscal year ended March 31, 2000.

Depreciation and amortization amounted to $6,417,115 for the fiscal year ended March 31, 2001 compared to $5,997,648 for the fiscal year ended March 31, 2000. The increase compared to the previous year reflects a higher level of Corporate and Consumer Products depreciation during the year, partially offset by lower International depreciation due to the closing of the United Kingdom operations. The higher level of Corporate and Consumer Products depreciation resulted from additional assets being placed in service during the current and prior fiscal years. The increase in assets was directly attributable to (i) the continued development of the Company's information systems and (ii) the purchase of additional computer equipment to accommodate efficiency of operations.

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

The Consumer Products segment's income from operations for fiscal year 2001 was $11,672,546 or $5,409,764 higher than fiscal year 2000. This increase was the result of substantially lower SG&A, caused primarily from decreases in the number of employees and payroll related costs ($2,038,601), lower outside services ($624,956) and a reduction in telephone expenses ($536,247). Additionally, the Consumer Products segment's net earned administrative fee was slightly higher in fiscal year 2001. Lower net revenues during fiscal year 2001 were mostly offset by higher amortization of prior year deferred earned administrative fee.

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

The provision (benefit) for income taxes was based on the Company's projection of its estimated effective tax rate for the fiscal year. The income tax provisions for the fiscal years ended March 31, 2001 and 2000 differed from the statutory rate primarily due to state and local taxes, the non-deductibility of goodwill amortization and the loss on abandonment of approximately $1,029,731 of net assets from its United Kingdom operations. The net deferred tax asset as of March 31, 2001 and 2000 contained a benefit of $280,625 and $2,097,349, respectively, related to foreign losses. Management expects to realize this tax benefit, which has an indefinite carry-forward period, against future foreign income.

Net income for the fiscal year ended March 31, 2001 was $1,866,924 or $0.12 per basic share compared to net loss of ($8,206,183) or ($0.54) per basic share for the fiscal year ended March 31, 2000. This change is primarily the result of the amortization of prior period deferred revenues and deferred costs being recognized in the current year and the other factors listed above.

Liquidity and Capital Resources

Significant insurer in liquidation

During the second fiscal quarter 2002, the Pennsylvania Insurance Commissioner informed the Company that Reliance would be liquidated and cease making payments on claims. The Pennsylvania Insurance

Commissioner determined that Reliance was not likely to be able to satisfy all of the claims that will be submitted to it due to the circumstances arising out of the September 11, 2001 terrorist attacks on the World Trade Center. Reliance underwrote approximately 48% of the automotive service contracts that were sold by Warrantech Automotive during a period of approximately one and one-half years ending in November 2001. Approximately 52% of the automotive service contracts sold by Warrantech Automotive during that time period are not affected by the Reliance liquidation. Service contracts sold before and after that period are not affected because they are underwritten by other carriers.

Warrantech Automotive was the obligor, as well as the administrator, under some of the vehicle service contracts that were insured by Reliance. As the obligor, Warrantech Automotive would ultimately be responsible for paying for the repairs under the service contracts. Prior to Reliance's liquidation, Reliance covered the cost of the repairs under the insurance policies it provided. In light of the liquidation of Reliance, insurance coverage for the Company's obligations under those service contracts was no longer available. If Warrantech Automotive were to be required to begin paying claims under these contracts, such payments could have a material adverse impact on the Company's liquidity and earnings. Consequently, the Company has taken steps, described below, to arrange for coverage of the cost of the claims which were previously covered by Reliance (see "Agreements" below).

Additionally, the Company is attempting to ascertain if recovery is available from the Pennsylvania Insurance Department Insurance Funds and any other state guaranty funds, if any, or if any Federal subsidies to the insurance industry in general or Reliance specifically, will be made available as a result of the terrorist attacks to pay vehicle service contract claims. If such subsidies are available, it could take years before recovery, if any, is obtained.

The Company is aware that significant financial pressures have been placed on insurance companies, due to the terrorist attacks on the World Trade Center on September 11, 2001, however, the Company is not aware that either American International Group, Inc. or Great American Insurance Company, which insure most of the obligations under the other service contracts marketed and administered by the Company, are under any such financial pressures. If for any reason, the insurance companies were not able to cover claims under the service contracts marketed and administered by the Company due to their financial insolvency or other reasons, there could be a material adverse effect on the Company's future business.

Agreements

In exchange for a fee, Butler Financial Solutions, LLC ("Butler") serves as the ultimate obligor under all service contracts administered by the Company. Some of the service contracts under which Butler is the obligor were insured by Reliance, and the liquidation of Reliance has eliminated this insurance coverage.

In order to assist Butler in addressing its potential obligations under the service contacts previously insured by Reliance for which Butler is or Warrantech was the obligor, Warrantech Automotive has made an initial $1 million loan to Butler. The Company has and will make further loans to Butler, as required, for claim obligations in excess of Butler's fee revenues. All of Warrantech's loans to Butler bear or will bear interest at the rate of prime plus 2% per annum and will begin to be paid down once Butler's fee revenues exceed the claims obligations.

Additionally, funding will be provided by a special surcharge that will be paid on all vehicle service contracts administered by the Company that are or were sold after November 21, 2001. The surcharge is paid by agents through whom Reliance insured service contracts were sold. This funding will be utilized by Butler to pay the claims previously insured by Reliance and will also be available to repay Butler's loans from Warrantech.

During fiscal year ended March 31, 2002, Warrantech loaned or advanced Butler $5,435,646. Reliance Warranty Corporations ("RWC"), which is not part of the Reliance liquidation, is obligated to pay $2,754,691 of that amount, which the Company expects to receive in the second quarter of fiscal 2003 and is reflected as "Other Receivables" on the Consolidated Balance Sheet. The remaining amount representing the loans to Butler of $2,680,955 is reflected as "Notes Receivable" on the Consolidated Balance Sheet. The Company anticipates the cumulative loan(s) to Butler to increase to $3.9 million, including interest during the next fiscal year.

In order to provide capital to the Company to make loans under its agreement with Butler, the Company executed a letter of understanding with GAIC, by which GAIC agreed to provide funding by extending a favorable change of its credit terms to the Company. A definitve agreement is excepted to be finalized during the second fiscal quarter 2003. As a result of the more favorable credit terms, the Company's insurance premium payable increased $3.9 million. GAIC also agreed to extend a separate line of credit to the Company for an amount up to $3 million, subject to certain adjustments, to fund unanticipated working capital requirements. Interest will be paid on monies made available for the line of credit at an annual rate of prime plus 2%.

As part of the agreement that is being negotiated, GAIC will receive options to purchase up to 1,650,000 shares of Warrantech's common stock at an exercise price of $2.00 per share subject to certain adjustments. In the event that GAIC exercises all of these options, it would own approximately 10.8% of the Company's outstanding shares.

The Company believes that the arrangements with Butler and GAIC described above provide a mechanism to cover the claims under all of the service contracts in which the Company was the obligor and will also provide Butler with funds necessary to repay its loan from the Company. If, however, Butler, for any reason, becomes unable to pay any such claims, which were previously insured by Reliance, or if GAIC ceases to provide credit to the Company in order to fund any shortfalls required by Butler, Warrantech Automotive may ultimately be required to honor the claims under those contracts in which it was the obligor. The total amount of the Company's potential obligations with respect to such claims is not known since it is subject to a number of uncertainties. However, it is unlikely that the Company would be able to honor such claims without finding other sources of capital. There is also no assurance that Butler will have the funds to repay its loan from the Company.

Liquidity and Capital Resources

As of March 31, 2002, total cash and short-term investments totaled $9,364,720, up from $6,292,254 at fiscal year end March 31, 2001. During the fiscal year ended March 31, 2002, the Company's operations provided $7,322,896 of net cash compared to a net use of cash from operations of ($7,135,812) for the fiscal year ended March 31, 2001. The positive change in net cash from operations, primarily relates to favorable changes in its working capital from negative $2,807,496 at March 31, 2001 to a negative $1,656,179 at March 31, 2002. The change in working capital primarily resulted from advances made by the Company to the claims payment fund described in the agreements. During fiscal year 2002, the Company decreased its other accounts receivable by $2.3 million and its income tax receivable by $4.3 million, while increasing its insurance premium payable $7.3 million and accounts receivable by $6.3 million, thereby generating a $7.6 million net source of cash for the fiscal year. The decrease in deferred revenue and deferred direct costs reflects the continued amortization of prior year net earned administrative fees.

The Company believes that internally generated funds, reimbursement of claims paid by RWC and the $3 million line of credit from GAIC, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

During the fiscal year ended March 31, 2002, the Company used $49,311 in cash from investing activities compared to $1.5 million provided from investing activities in the prior year. During the current fiscal year, the Company spent less on computer development and equipment purchases than in the prior year and purchased fewer marketable securities. The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2002 amounted to $443,232 compared to $519,369 during the fiscal year ended March 31, 2001. At fiscal year end 2002, the Company had $1,758,947 in debt from capital lease obligations compared to $2,011,118 at fiscal year-end 2001.

During the fiscal year ended March 31, 2002, the Company used $3.2 million in cash from financing activities compared to $1.4 million in fiscal year 2001. The variance was primarily due to a $2,680,955 increase in notes receivable and partially offset by a reduction in repayment of capital leases during fiscal 2002 versus fiscal year 2001. The increase in notes receivable is mostly the result of loans to Butler described above.

During the fiscal year ended March 31, 2002, the Company did not repurchase any of its stock. During the fiscal year ended March 31, 2001, the Company repurchased 450,000 shares of its common stock for treasury purposes. The aggregate amount of these purchases totaled $308,920. The Board of Directors has authorized the repurchase of up to $1,500,000 of additional shares of Warrantech Corporation common stock as part of its stock repurchase program. The repurchase program does not obligate the Company to acquire a specific number of shares and may be discontinued at any time.

Loans to Directors

On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised an aggregate of 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual rate of 6%. The promissory notes, which were with recourse and secured by the stock certificates issued, matured July 5, 2001. On March 22,1999, Joel San Antonio delivered an additional promissory note for $595,634, payable to the Company, representing the amounts funded by the Company for the payroll taxes payable by him upon for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represented approximately $10 million. These amounts were recorded as a contra-equity account, which is a reduction of stockholders' equity.

In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due on the loans and making the loans payable over five (5) years. Interest on the restructured loans accrues annually at the applicable federal rate (approximately 6.2%), but will first become payable on the third anniversary of the restructured loans and will be payable annually thereafter.

In February 2000, the Company also agreed to restructure the loan to Mr. San Antonio. The initial terms of these restructured loan provided for a conversion of the two original loans into a one-year loan without interest. Prior to the execution of the documents concerning this restructuring, Mr. San Antonio and the Company agreed to revise the new loan terms to provide that the new combined note (the "New Note") would become due on January 31, 2005. Interest due on the New Note accrues annually at 5.2% and will be forgiven, and charged to Mr. San Antonio as additional compensation, as long as Mr. San Antonio continues to be employed by the Company. The $330,631 interest which accrued on the note during fiscal year 2002 was forgiven in the current fiscal year, the $230,460 of interest which accrued from February 1, 2001 through March 31, 2002, was forgiven in fiscal year 2001. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio, including the capitalized interest, is $10,163,875.

Outlook

The effect of inflation has not been significant to the Company.

The Company continues to improve customer service and technology with the introduction in fiscal 2002 of its innovative web-based platform for its Consumer Products Services segment. WCPS Online will provide real-time capabilities that meet the needs of dealers, service providers and consumers. It is designed to reduce paperwork and cut the time and costs of administering warranties for dealers and service providers, while providing a better experience and faster service for their customers. The future profitability of this segment of the Company is dependent on its ability to provide technology and customer service and on acquiring new business. The Company is currently negotiating with prospective new customers which are projected to begin programs in fiscal year 2003. Until such events develop, this segment may continue to incur losses.

During the fiscal year, the Company signed a three-year agreement with BoatU.S., the nation's largest recreational boating Association, to offer the Warrantech Xchange Product Replacement Program to its 530,000 member base. BoatU.S. is the Company's first client in the boating industry and represents the third new market Warrantech has penetrated during the last twelve months, in addition to the motorcycles and golf cart markets. The Company has also focused on expanding its presence in the Canadian market and opened a sales office in Canada in January 2002.

The Company announced in fiscal 2002 that an agreement had been reached with AIG to provide marketing services for reinsurance programs for large automobile dealerships. The terms of the contract allowed Warrantech Automotive to begin marketing a new reinsurance program to the nation's larger automobile dealerships on January 1, 2002. This program along with other new programs in the Automotive segment is allowing the Company to experience an increase in automotive contracts sold and which is expected to continue into fiscal year 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2002, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                        Page No.

Report of Independent Auditors.........................................    21

Consolidated Financial Statements:
              Statements of Operations and Comprehensive Income
         For the Fiscal Years Ended March 31, 2002, 2001 and 2000......    22

         Balance Sheets as of March 31, 2002 and 2000..................    23-24

         Statements of Common Stockholders' Equity
         For the Fiscal Years Ended March 31, 2002, 2001 and 2000......    25

         Statements of Cash Flows
         For the Fiscal Years Ended March 31, 2002, 2001 and 2000......    26

Notes to Consolidated Financial Statements.............................    27

Consolidated Financial Statement Schedules
Schedule VIII - Valuation and Qualifying Accounts......................    44

All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or accompanying notes.

[LOGO] WSL WEINICK
                  -------------------------------------------------------------
           SANDERS                                         1515 BROADWAY
           LEVENTHAL & CO., LLP                       NEW YORK, N.Y. 10036-5788
           CERTIFIED PUBLIC ACCOUNTANTS
                                                                    212-869-3333
                                                                FAX 212-764-3060
                                                                   WWW.WSLCO.COM

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Warrantech Corporation

      We have audited the accompanying consolidated balance sheets of Warrantech Corporation and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, common stockholders' equity and cash flows for the fiscal years ended March 31, 2002, 2001 and 2000. Our audits also included the financial statement schedules listed in the index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit, to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and subsidiaries at March 31, 2002 and 2001, and the consolidated results of their operations and comprehensive income and their cash flows for the years ended March 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                         /s/Weinick Sanders Leventhal & Co., LLP

New York, NY
May 24, 2002

                     WARRANTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                         For the Years Ended March 31,
                                                  ------------------------------------------
                                                       2002            2001          2000
                                                  ------------    ------------  ------------
Earned Administrative Fee                         $ 37,327,306    $ 49,700,944  $ 43,319,781
                                                  ------------    ------------  ------------
    (Net of amortization of deferred costs)

Costs and expenses
   Service, selling, and general and
     administrative                                 30,768,340      39,775,539    49,164,944
   Legal Settlement                                   (824,332)             --            --
   Provision for bad debt expense                           --          15,067        31,476
   Depreciation and amortization                     4,480,442       6,417,115     5,997,648
   Loss on abandonment of assets                            --       1,029,731            --
                                                  ------------    ------------  ------------
Total costs and expenses                            34,424,450      47,237,452    55,194,068
                                                  ------------    ------------  ------------

Income (loss) from operations                        2,902,856       2,463,492   (11,874,287)

Other income (expense)                                 857,466       1,022,512       906,288
                                                  ------------    ------------  ------------

Income (loss) before provision for income taxes      3,760,322       3,486,004   (10,967,999)
Provision (benefit) for income taxes                 1,504,049       1,619,080    (2,761,816)
                                                  ------------    ------------  ------------

Net income (loss)                                 $  2,256,273    $  1,866,924   ($8,206,183)
                                                  ============    ============  ============
Earnings (loss) per share:
Basic                                             $       0.15    $       0.12        ($0.54)
                                                  ============    ============  ============
Diluted                                           $       0.15    $       0.12        ($0.54)
                                                  ============    ============  ============

Weighted average number of shares outstanding:
Basic                                               15,259,437      15,265,114    15,231,146
                                                  ============    ============  ============
Diluted                                             15,261,444      15,271,218    15,231,146
                                                  ============    ============  ============

                                                         For the Years Ended March 31,
                                                  ------------------------------------------
Comprehensive Income (Loss)                           2002            2001          2000
                                                  ------------    ------------  ------------
Net income (loss)                                 $  2,256,273    $  1,866,924   ($8,206,183)
Other comprehensive income, net of tax:
   Foreign currency translation adjustments            (11,143)         82,182       (26,414)
   Unrealized gain (loss) on investments                (8,936)         30,001       (24,184)
                                                  ------------    ------------  ------------
Comprehensive income (loss)                       $  2,236,194    $  1,979,107   ($8,256,781)
                                                  ============    ============  ============

See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                            March 31,
                                                                   ----------------------------
                                                                       2002            2001
                                                                   ------------    ------------
Current assets:
Cash and cash equivalents                                          $  7,033,448    $  3,001,924

Investments in marketable securities                                    954,653         196,154
Accounts receivable, (net of allowances of
 $256,019 and $1,079,946, respectively)                              18,442,135      12,152,515
Other receivables, net                                                4,931,749       7,065,531
Income tax receivable                                                 1,129,076       5,378,648
Deferred income taxes                                                 2,653,000         571,182
Prepaid expenses and other current assets                               600,944         964,929
                                                                   ------------    ------------
   Total current assets                                              35,745,005      29,330,883
                                                                   ------------    ------------

Property and equipment, net                                           9,299,713      11,898,890

Other assets:
Excess of cost over fair value of assets acquired
(net of accumulated amortization of $5,825,405)                       1,637,290       1,637,290
Deferred income taxes                                                 2,329,315       2,724,096
Deferred direct costs                                                22,570,930      46,258,971
Investments in marketable securities                                  1,376,619       3,094,176
Restricted cash                                                         825,000         800,000
Split dollar life insurance policies                                    904,172         708,262
Notes receivable                                                      2,818,639         599,796
Other assets                                                             44,546          64,809
                                                                   ------------    ------------
          Total other assets                                         32,506,511      55,887,400
                                                                   ------------    ------------

                                                                   ------------    ------------
                    Total Assets                                   $ 77,551,229    $ 97,117,173
                                                                   ============    ============

See report of independent auditors and accompanying notes to consolidated financial statements.




                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                             March 31,
                                                                   ----------------------------
                                                                        2002            2001
                                                                   ------------    ------------
Current liabilities:
Current maturities of long-term debt and capital lease
  obligations                                                      $    801,788    $    801,265
Insurance premiums payable                                           26,470,265      19,100,164
Accounts and commissions payable                                      6,960,465       6,346,872
Accrued expenses and other current liabilities                        3,168,666       5,890,078
                                                                   ------------    ------------
   Total current liabilities                                         37,401,184      32,138,379
                                                                   ------------    ------------

Deferred revenues                                                    33,559,379      60,057,704

Long-term debt and capital lease obligations                            957,159       1,209,853

Deferred rent payable                                                   190,260         293,293
                                                                   ------------    ------------
   Total liabilities                                                 72,107,982      93,699,229
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000
       Shares issued - none at March 31, 2002 and March 31, 2001             --              --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,525,324 shares at March 31, 2002 and
       16,514,228 shares at March 31, 2001                              115,679         115,580
   Additional paid-in capital                                        23,745,944      23,742,868
   Loans to directors and officers                                  (10,163,875)     (9,833,244)
   Accumulated other comprehensive income, net of taxes                 (52,028)        (31,949)
   Retained earnings (deficit)                                       (3,977,832)     (6,234,105)
                                                                   ------------    ------------
                                                                      9,667,888       7,759,150
Treasury stock - at cost, 1,212,159 shares at March 31, 2002
 and 1,415,171 shares at March 31, 2001                              (4,224,641)     (4,341,206)
                                                                   ------------    ------------
        Total stockholders' equity                                    5,443,247       3,417,944
                                                                   ------------    ------------

                                                                   ------------    ------------
        Total Liabilities and Stockholders' Equity                 $ 77,551,229    $ 97,117,173
                                                                   ============    ============

See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                       For the Years Ended March 31,
                                                --------------------------------------------
                                                    2002            2001            2000
                                                ------------    ------------    ------------
Common stock outstanding (shares)
Balance, beginning of year                        16,514,228      16,505,911      16,501,786
Exercise of common stock options                          --              --              --
Issuance of common stock                              11,096           8,317           4,125
                                                ------------    ------------    ------------
Balance, end of year                              16,525,324      16,514,228      16,505,911
                                                ============    ============    ============
Common stock
Balance, beginning of year                      $    115,580    $    115,541    $    115,513
Exercise of unrestricted common stock options             --              --              --
Exercise of restricted stock options                      --              --              --
Issuance of common stock                                  99              39              28
                                                ------------    ------------    ------------
Balance, end of year                            $    115,679    $    115,580    $    115,541
                                                ============    ============    ============
Additional paid-in capital
Balance, beginning of year                      $ 23,742,868    $ 23,737,835    $ 23,728,881
Exercise of unrestricted common stock options             --              --              --
Exercise of restricted common stock options               --              --              --
Issuance of common stock                               3,076           5,033           8,954
                                                ------------    ------------    ------------
Balance, end of year                            $ 23,745,944    $ 23,742,868    $ 23,737,835
                                                ============    ============    ============
Loans to directors and officers
Balance, beginning of year                       ($9,833,244)    ($9,505,406)    ($9,006,699)
Loans for exercise of restricted common stock
  options and accrued interest                      (330,631)       (327,838)       (498,707)
                                                ------------    ------------    ------------
Balance, end of year                            ($10,163,875)    ($9,833,244)    ($9,505,406)
                                                ============    ============    ============
Accumulated other comprehensive income
Balance, beginning of year                          ($31,949)      ($144,132)       ($93,534)
Foreign currency translation adjustments             (11,143)         82,182         (26,414)
Unrealized gain (loss) on investments                 (8,936)         30,001         (24,184)
                                                ------------    ------------    ------------
Balance, end of year                                ($52,028)       ($31,949)      ($144,132)
                                                ============    ============    ============
Retained earnings (deficit)
Balance, beginning of year                       ($6,234,105)    ($8,101,029)   $    105,154
Net income (loss)                                  2,256,273       1,866,924      (8,206,183)
                                                ------------    ------------    ------------
Balance, end of year                             ($3,977,832)    ($6,234,105)    ($8,101,029)
                                                ============    ============    ============
Common stock in treasury (shares)
Balance, beginning of year                        (1,415,171)     (1,211,024)     (1,280,300)
Purchase of treasury shares                               --        (450,000)       (100,000)
Issuance of treasury shares                          203,012         245,853         169,276
                                                ------------    ------------    ------------
Balance, end of year                              (1,212,159)     (1,415,171)     (1,211,024)
                                                ============    ============    ============
Common stock in treasury (amount)
Balance, beginning of year                       ($4,341,206)    ($4,224,167)    ($4,449,313)
Purchase of treasury shares                               --        (308,920)        (74,383)
Issuance of treasury shares                          116,565         191,881         299,529
                                                ------------    ------------    ------------
Balance, end of year                             ($4,224,641)    ($4,341,206)    ($4,224,167)
                                                ============    ============    ============

                                                ------------    ------------    ------------
Total Stockholders' Equity                      $  5,443,247    $  3,417,944    $  1,878,642
                                                ============    ============    ============

See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended March 31,
                                                             --------------------------------------------
                                                                  2002            2001            2000
                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                          $  2,256,273    $  1,866,924     ($8,206,183)
                                                             ------------    ------------    ------------
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                              4,480,442       6,417,115       5,997,648
     Provision for bad debt expense                                    --          15,067          31,476
     Deferred revenues                                        (26,498,325)    (44,970,721)    (13,469,139)
     Deferred direct costs                                     23,688,041      34,538,228       5,310,497
     Deferred income taxes                                     (1,687,037)      5,910,686       1,817,167
     Deferred rent payable                                       (103,033)        (91,208)        (92,389)
     Other                                                       (357,818)        (66,450)        274,986
     Increase (decrease) in cash flows as a result of
        changes in asset and liability balances:
        Accounts receivable                                    (6,289,620)       (293,862)     27,416,751
        Other receivables                                       2,133,782      (4,649,283)      3,508,084
        Income taxes receivable                                 4,249,572      (1,343,302)     (2,888,022)
        Prepaid expenses and other current assets                 363,985         273,122         299,582
        Split dollar life insurance policies                     (195,910)        119,000         542,748
        Other assets                                               20,263         311,846           1,227
        Insurance premiums payable                              7,370,101         938,807     (18,424,563)
        Accounts and commissions payable                          613,593      (2,510,684)        333,516
        Legal settlements payable                                      --              --        (100,000)
        Accrued expenses and other current liabilities         (2,721,412)     (3,601,097)      1,144,735
                                                             ------------    ------------    ------------
  Total adjustments                                             5,066,624      (9,002,736)     11,704,304
                                                             ------------    ------------    ------------
Net cash provided by (used in) by operating activities          7,322,897      (7,135,812)      3,498,121
                                                             ------------    ------------    ------------

Cash flows from investing activities:
  Property and equipment purchased-net of retirements          (1,496,747)     (1,930,448)     (4,133,870)
  Purchase of marketable securities                              (430,000)       (715,000)     (5,805,000)
  (Increase) decrease in notes receivable                         462,112         567,929        (689,958)
  Proceeds from sales of marketable securities                  1,415,304       3,600,000       3,935,000
                                                             ------------    ------------    ------------
Net cash provided by (used in) investing activities               (49,331)      1,522,481      (6,693,828)
                                                             ------------    ------------    ------------

Cash flows from financing activities:
    Exercise of common stock options and stock grants                  --           5,072           8,982
    Purchase treasury stock                                            --        (308,920)        (74,383)
    Issuance of treasury stock                                         --         191,881              --
    Increase in notes receivable                               (2,680,955)             --              --
    Repayments of notes and capital leases                       (561,087)     (1,307,781)     (1,736,362)
                                                             ------------    ------------    ------------
Net cash (used in) financing activities                        (3,242,042)     (1,419,748)     (1,801,763)
                                                             ------------    ------------    ------------

Net (decrease) in cash and cash equivalents                     4,031,524      (7,033,079)     (4,997,470)

Cash and cash equivalents at beginning of year                  3,001,924      10,035,003      15,032,473
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of year                     $  7,033,448    $  3,001,924    $ 10,035,003
                                                             ============    ============    ============

Supplemental Cash Flow Information:
Cash payments made (recovered) during the year for:
   Interest                                                  $    217,072    $    234,102    $    344,969
                                                             ============    ============    ============
   Income taxes                                               ($1,107,494)   $    259,224    $     93,638
                                                             ============    ============    ============

Non-Cash Investing and financing activities:
    Property and equipment financed through capital leases   $    443,232    $    519,369    $    537,293
    Increase in loans to officers and directors                  (330,631)       (327,838)       (498,707)
    Issuance of treasury stock                                    116,565         191,881         299,529
   Capital leases refinanced                                      151,565              --         339,153

See report of independent auditors and accompanying notes to consolidated financial statements.

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

      The Company's service contract programs benefit consumers by providing them with expanded and/or extended product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Such coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's service contract programs benefit the dealer/clients by providing enhanced value to the goods and services they offer and by providing them with the opportunity for increased revenue and income while outsourcing the costs and responsibilities of operating an extended warranty program.

      The terms of the service contracts, extended warranties and replacement contracts generally have terms ranging from three (3) to eighty-four (84) months. Since the Company acts solely as a third party administrator on behalf of the dealer/clients and insurance companies, the actual repairs and/or replacements required under the agreements are performed by independent third party authorized repair facilities or dealers. The cost of these repairs is generally paid for by the insurance companies which have the ultimate responsibility for the claims or by Butler Financial Solutions, LLC ("Butler"), where Reliance Insurance Company ("Reliance") or the Company are the obligor. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.

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

      Revenue Recognition Policy - The Company's revenue recognition policy is segregated into two distinct methods depending on whether the Company, a third party or the retailer/dealer is designated as the obligor on the service contract sale. In either case, a highly rated independent insurance company assumes all claims liabilities of the service contracts administered by the Company.

      Dealer/third party obligor service contracts are sales in which the retailer/dealer or a third party is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Sales of dealer/third party obligor service contracts are reflected in gross revenues net of premiums paid to insurance companies.

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

      Profit Sharing Arrangement - Pursuant to certain agreements with its insurers, the Company may be eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined based upon the residual value of the premiums set aside by the insurer to pay losses (the "Loss Fund"). The residual value is comprised of underwriting profits and investment income earned on the monies in the Loss Fund. Subsequent adjustments to original estimates are solely changes in estimates based upon current information, affording the Company better determination of ultimate profit sharing revenues and are reflected in income when known. The Company did not accrue or receive any profit sharing amounts in the fiscal years ended March 31, 2002, 2001 or 2000.

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

      Cash and Cash Equivalents - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no other cash equivalents at March 31, 2002 and 2001.

      The Company had on deposit $6,659,178 and $1,451,416 of cash in excess of federally insured limits at March 31, 2002 and 2001, respectively.

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

      Advertising Costs -The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2002, 2001 and 2000 were $388,085, $473,553 and $463,937, respectively.

      Excess of Cost Over Fair Value of Assets Acquired - The excess of cost over fair value of the assets acquired is a result of the purchases of Dealer Based Services, Inc. in 1989, Home Guarantee Corporation, PLC in July 1995, and certain assets of Distributors & Dealers Service Co., Inc. in October 1997. Prior to the early adoption of Statement of Financial standards No. 142 "Goodwill and Intangible Assets" on April 1, 2001 (See
      Note 2), the excess of cost over fair value of assets acquired was being amortized on a straight-line basis over 15, 10 and 4.5 years, respectively. As a result of the Company closing its offices in Europe during 2001, the excess of Cost over Fair Value of Assets acquired from Home Guarantee Corporation, PLC was fully amortized. Amortization expense charged to operations for the years ended March 31, 2002, 2001 and 2000 amounted to $0, $970,382 and $668,852, respectively.

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

      Foreign Currency Translation - Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation". The functional currency for the Company's United Kingdom operations was the British pound. The functional currency for the Company's Chilean and Peruvian operations are their respective local currencies. Transaction gains and losses are reflected in operations, while translation gains and losses are reflected as a separate component of accumulated other comprehensive income, net of tax.

      Comprehensive Income - The Company has adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had minimal impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses to be recorded on the Company's available for sale securities and foreign currency translation adjustments, which prior to the adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

2.    NEW ACCOUNTING STANDARD

      On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 142, "Goodwill and Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 provides that goodwill and intangible assets with indefinite lives not be amortized, and instead, be tested for impairment annually and whenever there is an impairment indicator. Early adoption of SFAS 142 is permitted for companies with fiscal years beginning after March 15, 2001 but only if they have not issued their first quarter financial statements prior to adoption. The Company adopted SFAS 142 effective April 1, 2001 and ceased amortization of its goodwill. The following table presents pro forma condensed consolidated statements of operations of the Company for the twelve months ended March 31, 2002 and 2001, as though SFAS 142 had not been adopted. The pro forma condensed consolidated statements of operations reflects $599,268 of amortization of goodwill in the twelve months ended March 31, 2002 which would have been reflected in the statements of operations prior to the adoption of SFAS 142.

                                                                       For the Twelve Months Ended
                                                                                 March 31,
                                                                      ------------------------------
                                                                          2002              2001
                                                                      ------------      ------------
Earned Administrative Fee (net of amortization of deferred costs)     $ 37,327,306      $ 49,700,944
                                                                      ------------      ------------
Costs and expenses
   Service, selling, and general and administrative                     30,768,340        39,775,539
   Provision for Bad Debt                                                       --            15,067
   Legal settlement                                                       (824,332)               --
   Depreciation and amortization                                         5,079,710         6,417,115
   Loss on abandonment of assets                                                --         1,029,731
                                                                      ------------      ------------
Total costs and expenses                                                35,023,718        47,237,452
                                                                      ------------      ------------
Income from operations                                                   2,303,588         2,463,492
Other income (expense)                                                     857,466         1,022,512
                                                                      ------------      ------------
Income before provision for income taxes                                 3,161,054         3,486,004
Provision (benefit) for income taxes                                     1,504,049         1,619,080
                                                                      ------------      ------------
Net income                                                            $  1,657,005      $  1,866,924
                                                                      ============      ============
Earnings per share:
Basic & Diluted                                                       $       0.11      $       0.12
                                                                      ============      ============

3.    LOSS ON ABANDONMENT OF ASSETS

      Effective September 30, 2000, the Company ceased operations in the United Kingdom because of unprofitable operations. As a result of the closing and abandonment of the United Kingdom operations, the Company wrote down its investment in the assets of the United Kingdom operations and recorded a $1,029,731 loss on the abandonment of these assets.

4.    RESTRICTED CASH

      At March 31, 2002 and 2001 cash in the amount of $825,000 and $800,000, respectively is on deposit with Florida and Ohio regulatory agencies to comply with their state insurance laws.

5.    INVESTMENTS IN MARKETABLE SECURITIES

      At March 31, 2002, investments in marketable securities were comprised of the following:

                                                   Gross Unrealized          Aggregate          Carrying Amount
                               Amortized           ----------------            Fair             ---------------
                                  Cost          Gains           (Losses)       Value        Short Term     Long Term
                               ----------     --------------------------     ----------     -------------------------
Municipal Bonds                $2,309,454     $   24,373        ($2,555)     $2,331,272     $  954,653     $1,376,619
                               ----------     --------------------------     ----------     -------------------------
Total Investments in
     Marketable Securities     $2,309,454     $   24,373        ($2,555)     $2,331,272     $  954,653     $1,376,619
                               ==========     ==========================     ==========     =========================

      At March 31, 2001, investments in marketable securities are comprised of the following:

                                                 Gross Unrealized           Aggregate          Carrying Amount
                               Amortized         ----------------             Fair             ---------------
                                  Cost          Gains         (Losses)        Value         Short Term     Long Term
                               ----------     -------------------------     ----------     -------------------------
Municipal Bonds                $3,254,411     $   36,825         ($906)     $3,290,330     $  196,154     $3,094,176
                               ----------     -------------------------     ----------     -------------------------
Total Investments in
     Marketable Securities     $3,254,411     $   36,825         ($906)     $3,290,330     $  196,154     $3,094,176
                               ==========     =========================     ==========     =========================

      All of the above investments are considered "available for sale." The resultant differences between amortized cost and fair value, net of taxes, have been reflected as a separate component of accumulated other comprehensive income.

      The amortized cost and estimated fair value of marketable securities, by contractual maturity date as of March 31, 2002, are listed below. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                 Aggregate
                                                  Amortized         Fair
                                                     Cost          Value
                                                  ----------     ----------
    Investments available for sale:
        Due in one year or less                   $  948,327     $  954,653
        Due after one year through five years      1,361,127      1,376,619
                                                  ----------     ----------
                                                  $2,309,454     $2,331,272
                                                  ==========     ==========

6.    OTHER RECEIVABLES, NET

      The nature and amounts of other receivables, net as of March 31, 2002 and 2001 are as follows:

                                                          March 31,
                                                  --------------------------
                                                     2002            2001
                                                  ----------     -----------
       Due from Reliance Warranty Corporation     $2,754,691              --
       Due from insurance companies/dealers        1,795,972     $ 5,500,806
       Employee/agent advances                       334,198         788,611
       Other                                          46,888         821,614
                                                  ----------     -----------
                                                   4,931,749       7,111,031
       Allowance for doubtful accounts                    --         (45,500)
                                                  ----------     -----------
       Total Other Receivables, net               $4,931,749     $ 7,065,531
                                                  ==========     ===========

During the current fiscal year, the Company advanced money on claims for which Reliance Warranty Corporation ("RWC") is obligated to pay. As of the end of the fiscal year ended March 31, 2002, $2,754,691 of such claims had been paid. The Company expects to receive funds from RWC during fiscal year 2003 which would reimburse the Company for claims paid out on RWC's behalf.

7.    PROPERTY AND EQUIPMENT

                                                              March 31,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------
Automobiles                                         $    61,280     $    33,179
Equipment, furniture and fixtures                     9,981,999       9,729,706
Leasehold improvements                                1,384,322       1,377,338
Software development costs                           14,665,867      13,573,771
                                                    -----------     -----------
                                                     26,093,468      24,713,994
Less: Accumulated depreciation and amortization      18,392,289      15,044,711
                                                    -----------     -----------
                                                      7,701,179       9,669,283
                                                    -----------     -----------
Assets under capital leases:
  Cost                                                9,010,339       9,304,479
  Less: Accumulated amortization                      7,411,805       7,074,872
                                                    -----------     -----------
                                                      1,598,534       2,229,607
                                                    -----------     -----------

                                                    -----------     -----------
Total Property and Equipment, net                   $ 9,299,713     $11,898,890
                                                    ===========     ===========

      Amortization expense on assets under capital leases for the years ended March 31, 2002, 2001 and 2000 was $1,955,798, $1,399,860 and $1,616,808,
      respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 2002, 2001 and 2000 was $2,524,644, $4,046,873 and $3,711,988, respectively.

      The Company capitalized $954,657 and $2,245,478 for the fiscal years ended March 31, 2002 and 2001, respectively, of costs consisting of amounts paid to independent consultants related to the implementation and enhancement of its proprietary relational database and interactive operating software. The Company is amortizing the cost of this software over its estimated useful life not to exceed five years.

8.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Long-term debt and capital lease obligations consist of the following:

                                                                March 31,
                                                       -------------------------
                                                          2002           2001
                                                       ----------     ----------
Capital lease obligations - for property and
   equipment payable monthly with interest
   rates ranging from 8.572% to 19.998% through 2007   $1,726,793     $2,011,118
Less: Current maturities                                  769,634        801,265
                                                       ----------     ----------
Long-term portion                                      $  957,159     $1,209,853
                                                       ==========     ==========

      The aggregate amounts of maturities at March 31, 2002 are as follows:

                                                    Minimum Future
                Fiscal Year                         Lease Payments
                                                    --------------
                2003                                  $  893,684
                2004                                     593,224
                2005                                     276,734
                2006                                      69,873
                2007 and thereafter                       93,056
                                                      ----------
                                                       1,926,571
                Less amount representing interest        199,778
                                                      ----------
                Net                                   $1,726,793
                                                      ==========

      The capital lease obligations are collateralized by the property and equipment related to the underlying leases.

9.    SPLIT DOLLAR LIFE INSURANCE POLICIES

      Through March 31, 2002 and 2001, the Company made payments on split dollar insurance policies on the lives of seven and eight officers of the Company, respectively. The cash surrender value of these policies is $904,172 and $708,262 as of March 31, 2002 and 2001, respectively. The Company will receive a refund of all split-dollar premiums advanced. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid.

10.   NOTES RECEIVABLE

      Butler Financial Solutions LLC serves as the ultimate obligor under all service contracts administered by the Company in exchange for a fee. Some of the service contracts under which Butler is the obligor were insured by Reliance Insurance Company, and the liquidation of Reliance has eliminated the insurance coverage to Butler under those contracts.

      In order to assist Butler in addressing its potential obligations under the service contacts previously insured by Reliance for which Butler is or Warrantech was the obligor, Warrantech Automotive has made a $1 million loan to Butler. The Company has and will make further loans to Butler, as required, for claim obligations in excess of Butler's fee revenues. All of Warrantech's loans to Butler bear or will bear interest at the rate of prime plus 2% per annum and will begin to be paid down once Butler's fee revenues exceed the claims obligations.

      Additionally, funding will be provided by a special surcharge, which will be paid on all vehicle service contracts administered by the Company that are sold after November 19, 2001. The surcharge will be paid by agents through whom Reliance insured service contracts were sold. This funding will be utilized by Butler to pay the claims previously insured by Reliance and will also be available to repay Butler's loans from Warrantech.

      During fiscal year ended March 31, 2002, Warrantech has loaned Butler $5,435,646. RWC, which is not part of the Reliance liquidation, is obligated to pay $2,754,691 of that amount, which the Company expects to receive in the second quarter of fiscal 2003 and is reflected as "Other Receivables" on the Consolidated Balance Sheet. The remaining amount representing the loans due from Butler of $2,680,955 is reflected as "Notes Receivable" on the Consolidated Balance Sheet.

11.   INCOME TAXES

      A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                      For the Years Ended March 31,
                               --------------------------------------------------------------------------------
                                         2002                       2001                          2000
                               ---------------------      -----------------------       -----------------------
Federal statutory rate         $1,278,509       34.0%     $ 1,185,241        34.0%      ($3,729,118)       34.0%
State tax effect                   87,089        2.3%         300,442         8.6%          111,381        (1.0)%
Goodwill                               --         --          281,370         8.1%          178,850        (1.6)%
Non-deductible items               34,179        0.9%              --          --                --          --
Other                             104,272        2.8%        (147,973)       (4.2)%         677,071        (6.2)%
                               ---------------------      -----------------------       -----------------------
Provision for income taxes     $1,504,049       40.0%     $ 1,619,080        46.5%      ($2,761,816)       25.2%
                               =====================      =======================       =======================

                                                                         Provision
For the Year Ended March 31, 2002       Current         Deferred         (Benefit)
---------------------------------     -----------      -----------      -----------
Federal                               $ 3,025,722      ($1,718,189)     $ 1,307,533
State                                     176,629          (44,676)         131,953
Foreign                                   100,573          (36,010)          64,563
                                      -----------      -----------      -----------
Total                                 $ 3,302,924      ($1,798,875)     $ 1,504,049
                                      ===========      ===========      ===========

For the Year Ended March 31, 2001
---------------------------------
Federal                               ($4,207,054)     $ 3,968,279      ($  238,775)
State                                      92,579           16,504          109,083
Foreign                                  (109,440)       1,858,212        1,748,772
                                      -----------      -----------      -----------
Total                                 ($4,223,915)     $ 5,842,995      $ 1,619,080
                                      ===========      ===========      ===========

For the Year Ended March 31, 2000
---------------------------------
Federal                               ($4,714,450)     $ 3,247,050      ($1,467,400)
State                                     120,773          418,144          538,917
Foreign                                    14,694       (1,848,027)      (1,833,333)
                                      -----------      -----------      -----------
Total                                 ($4,578,983)     $ 1,817,167      ($2,761,816)
                                      ===========      ===========      ===========

      Deferred income tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the deferred tax asset are as follows:

                                                   March 31,
                                         ------------------------------
                                             2002              2001
                                         ------------      ------------
Deferred Tax Assets:
     Deferred revenue                    $ 11,754,497      $ 21,169,928
     Deferred rent                             68,151           103,410
     Provision for doubtful accounts           88,152           405,112
     Accrued bonus                            260,123           166,070
     Foreign loss benefit                     594,599           280,625
     Net operating loss                     2,310,365                --
     Net state benefit                         32,955           132,949
     Tax vs. book depreciation                 14,024                --
     Other                                      3,588            16,476
                                         ------------      ------------
          Total assets                     15,126,454        22,274,570

Deferred Tax Liabilities:
     Deferred Direct Costs                 (7,932,968)      (16,381,144)
    Tax vs. book depreciation                      --          (606,964)
     Section 174 expense                   (1,633,366)       (1,796,916)
                                         ------------      ------------
          Total liabilities                (9,566,334)      (18,785,024)

                                         ------------      ------------
                                            5,560,120         3,489,546
  Less:  Valuation Allowance                 (577,805)         (194,268)
                                         ------------      ------------
     Net deferred tax asset              $  4,982,315      $  3,295,278
                                         ============      ============

      Management believes that it is not likely the deferred tax asset attributable to certain foreign operations will be realized and, accordingly, has reflected a valuation allowance of $577,805 and $194,268 at March 31, 2002 and 2001. Section 174 expense represents research and experimental expenses related to the development of a proprietary relational database and interactive software.

12.   COMMITMENTS AND CONTINGENCIES

      Operating Lease Commitments - The Company leases office and warehouse space under noncancellable operating leases expiring in 2004. These leases include scheduled rent increases over their respective terms. In some cases, the accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense, net of sub-lease income, charged to operations for the years ended March 31, 2002, 2001 and 2000 was $1,389,764, $2,403,489 and $2,758,830, respectively. Sub-lease income will be $31,675 through the term of the lease, expiring July 2003.

      Future minimum commitments under these leases that have initial or remaining lease terms in excess of one year at March 31, 2002, are as follows:

                          Fiscal Year
                          -----------
               2003                                    $1,161,852
               2004                                       733,616
                                                       ----------
               Total future minimum lease payments     $1,895,468
                                                       ==========

      Employment Contracts - The Company has employment contracts with its officers and certain key employees. These employment contracts, expiring on various dates through 2004, provide for aggregate minimum annual base compensation of $2,230,337. Certain agreements call for (i) annual increases, (ii) cost of living increases, (iii) automobile allowances and
      (iv) additional compensation, if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and/or Company common stock. The Company also agreed to forgive interest which has accrued annually on a note between the Company and its CEO, for as long as the CEO remains in the Company's employ.

      Line of Credit - The Company executed a Letter of Understanding with Great American Insurance Company ("GAIC"), whereby, GAIC agreed to provide funding by extending a favorable change of its credit terms to the Company. GAIC has also agreed to extend a separate line of credit for an amount up to $3 million to the Company, subject to certain adjustments, to fund unanticipated working capital requirements. Interest will be paid on monies made available for the line of credit at an annual rate of prime plus 2%.

      Equipment Financing - The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2002 amounted to $443,232 for new leases and $151,565 for leases refinanced.

      Litigation - The Company is from time to time involved in litigation incidental to the conduct of its business.

      Staples the Office Superstore, Inc.

      Staples the Office Superstore, Inc. ("Staples") v. ACE Property and Casualty Insurance Company, Warrantech Consumer Product Services, Inc. and Warrantech Help Desk, Inc., No. 2001-02277, District Court of Harris County, Texas.

      In accordance with a Service Contract Administration Agreement, Warrantech administered a service contract program for Staples. For a period of time, that program was underwritten by ACE Property and Casualty Insurance Company (f/k/a CIGNA Property and Casualty Insurance

      Company). In March 2001, ACE informed Warrantech that it was implementing changes in the process pursuant to which claims underwritten by ACE were to be adjusted and paid. Although Warrantech would continue to take inbound calls and validate coverage, ACE would now confirm diagnoses, dispatch service and pay servicer invoices. Shortly after implementation of these changes, Staples reported that it had witnessed a material increase in complaints from customers holding service contracts underwritten by ACE. These complaints were primarily focused on inordinate delays in service delivery. Although Staples discussed these problems with Warrantech, ACE continued to operate under the new claims handling procedures. In an effort to satisfy customer complaints, Staples stated that it had spent a substantial amount of its own funds to repair or replace covered products.

      This action has two distinct components. Initially, Staples sought a Temporary Injunction against ACE and Warrantech. The motion, as filed, asked that (i) Staples be given control of the toll free telephone lines on which customers call for service and (ii) ACE be required to re-institute those claims handling procedures that were in place prior to March 2001. That motion was denied but the parties entered into an Agreed Order that governs the administration of the Staples portfolio of service contracts.

      Staples was also pursuing an action for damages against both ACE and Warrantech. It seeks to recover the amounts it spent to satisfy its customers and certain unspecified amounts representing loss of business and damage to its reputation. It claimed entitlement to these amounts is based on a variety of theories including breach of contract, fraud and tortuous interference with business. Warrantech believes the claims as asserted against it were without merit. Warrantech also believes it has meritorious claims against ACE arising out of these allegations which claims may be asserted in this litigation or in the arbitration referred to below. Settlement discussions were concluded and all parties to the litigation executed a settlement agreement which the court approved and subsequently dismissed the case.

      ACE Property and Casualty Insurance Company

      In the Matter of the Arbitration between ACE Property and Casualty Insurance Company f/k/a CIGNA Property and Casualty Insurance Company v. Warrantech Corporation, Warrantech Consumer Product Services, Inc., WCPS of Florida, Inc. and Warrantech Help Desk, Inc.

      In accordance with an Administrative Agreement between the various named Warrantech entities and CIGNA, ACE has made a demand for arbitration of a variety of claims that ACE asserted against Warrantech. These claims can be divided into two general categories. The first arises out of Warrantech's administration of its service contract program with CompUSA prior to and immediately following the termination of the relationship between Warrantech and CompUSA. The remaining claims relate to Warrantech's general claims handling procedures. Although all claims have not been set forth with specificity, it is evident that ACE is seeking to recover damages in an amount in excess of twenty million dollars ($20,000,000).

      ACE provided Warrantech with its Preliminary Statement, an arbitration panel was appointed and an arbitration schedule was agreed upon. Minimal discovery has been commenced and all parties have significant discovery work to complete. Preliminary discussions have been held but, at this stage of the discussions, it is impossible to predict whether or not such discussions will be successful.

      Michael A. Basone

      Mr. Basone is a former Executive Vice President and Chief Operating Officer of Warrantech, having resigned in February 2000. Several months after resigning, Mr. Basone contacted the Company through his attorney and claimed that the Company's conduct was such that he was forced to resign. For this alleged "constructive termination" without cause, Mr. Basone seeks an amount equal to what he would have received had he completed the term of his employment agreement. The Company believes this assertion is completely without merit and has rejected Mr. Basone's demand for payment. Mr. Basone has filed a Demand for Arbitration with the American Arbitration Association that seeks damages in the amount of $300,000. An arbitration hearing was held on May 13 - 14, 2002. The arbitrator's decision is expected in July or August 2002.

      Although the Company believes that the actions described above are without merit, it is not able to estimate its potential liability in any of them, and accordingly, no reserves for potential liabilities have been provided for any of these actions.

      Insurance liability - As a consequence of the September 11, 2001 tragedies, one of the Company's former insurance carriers, Reliance, incurred potential claim losses that were greatly in excess of its ability to pay them. Consequently, the Pennsylvania Insurance Commissioner placed Reliance in receivership in October 2001. Reliance had been an insurer of the Company's automotive contracts until August 2000. The Company was the obligor under approximately 20% of the outstanding Reliance - insured contracts. As disclosed in Note 10 of this Report on Form 10-K, Butler has assumed the obligation of the Company. The Company has agreed to make loans to Butler to fund the required claims payments it assumed. The Company believes that the arrangements with Butler and GAIC provide a mechanism to cover the claims under all of the service contracts in which the Company was the obligor. If, however, Butler, for any reason, becomes unable to pay such claims, which were previously insured by Reliance, or if GAIC ceases to provide credit to the Company in order to fund any shortfalls required by Butler, the Company may ultimately be required to honor the claims, if any, under those contracts in which it was the obligor. Management, as well as the carrier, is not able to determine the Company's potential claims liability, if any, and as such, the accompanying financial statements do not reflect any estimate for claims losses.

13.   STOCK OPTION AND OTHER BENEFIT PLANS

      At March 31, 2002, the Company had one stock option plan, which is described below. SFAS No. 123, "Accounting for Stock-based Compensation," defines a fair value method of accounting for an employee stock option. SFAS No. 123 allows a company to continue to measure compensation costs for theses plans using APB No. 25 and related interpretations. The Company has elected to continue using APB No. 25 for accounting for its employee stock compensation plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan, except for stock options granted to non-employees. No compensation cost has been incurred or charged against income for non-employees awarded stock options for the fiscal years ended March 31, 2002, 2001 and 2000. If Warrantech had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                 For the Years Ended March 31,
                                         ----------------------------------------------
                                             2002             2001             2000
                                         ------------     ------------     ------------
Net Income (loss) as reported            $  2,256,273     $  1,866,924      ($8,206,183)
Net income (loss) Pro Forma              $  2,014,877     $  1,044,140      ($8,638,433)
Shares - Basic                             15,259,437       15,265,114       15,231,146
Basic Earnings Per Share as reported     $       0.15     $       0.12           ($0.54)
Basic Earnings Per Share Pro Forma       $       0.13     $       0.07           ($0.57)

      The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for years ended March 31, 2002, 2001 and 2000 respectively: expected dividend yield of 0%; expected volatility of 50%; a risk free interest rate of 5.0%; and expected option life of 5 years.

      Stock Incentive Plans - Under the 1998 Employee Incentive Stock Option Plan, which was adopted by the Company's Board of Directors on August 25, 1998 and approved by the Company's shareholders on October 27, 1998 (the "1998 Plan"), to 1,041,987 shares of the Company's common stock reserved for issuance to employees (including officers) upon exercise of options granted under the 1998 Plan. On September 25, 2001, the Company's shareholders approved an amendment to the 1998 Plan increasing the number of shares issuable by 600,000 shares (the "1998 Amended Plan"). As a result, a total of 1,641,987 shares are issuable under the 1998 Amended Plan. The options are to be granted at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option by the Company's Board of Directors. The 1998 Amended Plan will terminate in August 2008 unless sooner terminated by the Board of Directors.

      Presented below is a summary of the status of the stock options in the plan and the related transactions for the years ended March 31, 2002, 2001 and 2000.

                                                       2002                         2001                         2000
                                              -----------------------------------------------------------------------------------
                                                             Weighted                      Weighted                      Weighted
                                                             Average                       Average                       Average
                                                             Exercise                      Exercise                      Exercise
                                               Shares         Price          Shares         Price          Shares         Price
                                              -----------------------------------------------------------------------------------
Options outstanding at beginning of year      1,185,748      $   2.18         582,090      $   3.51       1,014,225      $   4.36
Granted                                         361,253          0.89         671,301          1.23              --            --
Canceled/Surrendered                            (70,108)        (1.32)             --            --        (432,135)         5.51
Exercised                                            --            --              --            --              --            --
Forfeited                                       (60,610)        (1.35)        (67,643)        (4.24)             --            --
                                              -----------------------------------------------------------------------------------
Options outstanding at end of year            1,416,283      $   1.93       1,185,748      $   2.18         582,090      $   3.51
                                              ===================================================================================

                                              -----------------------------------------------------------------------------------
Options exercisable at end of year              531,261      $   1.54         164,912      $   2.18          81,663      $   4.47
                                              ===================================================================================

      The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the years ended March 31, 2002, 2001 and 2000 is $1.22, $0.84 and $0.00,
      respectively.

      The Company recognized costs of $75,416, $0.00 and $0.00 for the years ended March 31, 2002, 2001 and 2000, respectively, for stock-based compensation to employees.

      The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at March 31, 2002.


                                         Stock Options                     Stock Options
                                          Outstanding                       Exercisable
                             -----------------------------------------------------------------
                                           Weighted      Weighted                    Weighted
                                            Average       Average                     Average
                                           Remaining     Exercise                    Exercise
Range Of Exercise Prices      Shares       Life (Yrs)      Price        Shares         Price
                             -----------------------------------------------------------------
$0.67 to $0.87                 377,696          9.10       $0.74        176,886     $    0.72
$1.3125 to $1.50               510,353          6.91       $1.33        241,137     $    1.33
$2.00                        2,000,000          4.50       $2.00      2,000,000     $    2.00
$3.25 to $3.375                528,234          2.60       $3.35        113,234     $    3.27
                             -----------------------------------------------------------------
Total                        3,416,283          5.02       $1.97      2,531,257     $    1.90
                             =================================================================

      Stock Awards

      Restricted common stock of the Company may be awarded to officers, key employees, non-employee directors and certain other non-employees. Shares granted are subject to certain restrictions on ownership and transferability. Such restrictions on current restricted stock awards typically lapse one to three years after the award. The deferred compensation expense related to restricted stock grants is amortized to expense on a straight-line basis over the period of time of the restrictions are in place. Restricted common stock awards to employees reduce stock options otherwise available for future grants. Approximately 207,137 restricted shares were awarded to directors, employees and non-employees during the year ended March 31, 2002. Common stock awards totaling 251,353 shares were granted to directors, employees and non-employees during the fiscal year ended March 31, 2001.

      Other Stock Options

      The Company may issue options to purchase the Company's common stock to officers, non-employees, non-employee directors or others as part of settlements in disputes and/or incentives to perform services for the Company. In addition to the options described below, the Company issued options to purchase 10,000 shares of common stock to vendors during the fiscal year ended March 31, 2002 at a weighted average exercise price of $0.675 per option and options to purchase 100,000 shares of common stock to non-employee board of directors at a exercise price of $1.3125 during the fiscal year ended March 31, 2001.

      As part of the Letter of Understanding between the Company and GAIC to provide extended credit terms, GAIC will receive options to purchase up to 1,650,000 shares of Warrantech's common stock at an exercise price of $2.00 per share (the "GAIC Options"). If GAIC exercises all of these options, it would own approximately 10.8% of the Company's outstanding shares.

      On June 11, 2002, simultaneously with the settlement of the litigation with Staples, the Company granted Staples options to purchase one (1) million shares of Warrantech's common stock at an exercise price of $2.00 per share (the "Staples Options"). If Staples exercises all of the options, it would hold an equity position in Warrantech of approximately 6.5% of the Company's outstanding shares.

      On August 24, 2001, simultaneously with the settlement of the litigation among Service Guard Insurance Agency, Inc., American International Group, Inc. ("AIG") and related entities, the Company granted AIG options to purchase two (2) million shares of Warrantech's common stock at an exercise price of $2.00 per share (the "AIG Options"). If AIG exercises all of the options, it would own approximately 12% of the Company's outstanding common shares.

      The GAIC Options, Staples Options and AIG Options are exercisable for a period of five years. Warrantech has the right to redeem these options at any time if its shares trade at a price of $3.00 per share or more on any five consecutive trading days. The redemption price is $.001 per option. However, if Warrantech elects to redeem the options, GAIC, Staples and AIG will have the right to exercise their respective options immediately prior to the redemption.

      In 1992, options to purchase an aggregate of 3,000,000 shares of the Company's common stock at an exercise price of $2.6875 per share, the market price at the date of grant were granted to three directors, Joel San Antonio, William Tweed and Jeff J. White (two of whom were officers and one a former officer of the Company). Of the total options granted, fifty percent (50%) became exercisable beginning one year following October 22, 1992 in increments of 10% per year for a five-year period. The remaining fifty percent (50%) of the total options granted, which were based upon the Company's earnings, became exercisable on October 22, 1995.

      On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised an aggregate of 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual rate of 6%. The promissory notes, which were with recourse and secured by the stock certificates issued, matured July 5, 2001. On March 22,1999, Joel San Antonio delivered an additional promissory note for $595,634, payable to the Company, representing the amounts funded by the Company for the payroll taxes payable by him upon for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represented approximately $10 million. These amounts were recorded as a contra-equity account, which is a reduction of stockholders' equity.

      In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due on the loans and making the loans payable over five (5) years. Interest on these restructured loans accrues annually at the applicable federal rate (approximately 6.2%), but will first become payable on the third anniversary of the restructured loans and will be payable annually thereafter.

      In February 2000, the Company also agreed to restructure the loan to Mr. San Antonio. The initial terms of the restructured loan provided for a conversion of the two original loans into a one-year loan without interest. Prior to the execution of the documents concerning this restructuring, Mr. San Antonio and the Company agreed to revise the new loan terms to provide that the new combined note (the "New Note") would become due on January 31, 2005. Interest due on the New Note accrues annually at 5.4% and will be forgiven, and charged to Mr. San Antonio as additional compensation, as long as Mr. San Antonio continues to be employed by the Company. The $330,631 interest which accrued on the note during fiscal year 2002 was forgiven in the current fiscal year, the $230,460 of interest which accrued from February 1, 2001 through March 31, 2002, was forgiven in fiscal year 2001. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

      The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio, including the capitalized interest, is $10,163,875.

      Savings and Retirement Plan

      The Company and its qualified employees also participate in a Savings and Retirement Plan also known as the 401(k) Plan (the "Plan"). All of the Company's domestic employees who have completed one year of service with the Company are eligible to participate in the Plan. The Company contributes 33% of an eligible employee's contribution to the Plan, up to 4% of the employee's contribution. The Company's contribution vests after an employee has been employed by the Company for three years. The Company contributed $88,762 and $101,959 to the Plan during the fiscal years ended March 31, 2002 and 2001, respectively.

14.   OTHER INCOME (EXPENSE)

      Other income (expense) consists of the following:

                                                For the Years Ended March 31,
                                        ---------------------------------------------
                                            2002             2001             2000
                                        -----------      -----------      -----------
     Interest and dividend income       $   855,877      $ 1,292,335      $ 1,325,638
     Interest expense                      (217,072)        (234,102)        (344,969)
     Gain (loss) on sale of assets          (45,018)         (23,258)         (63,350)
     Miscellaneous Income (expense)         263,679          (12,463)         (11,031)
                                        -----------      -----------      -----------
        Total Other Income              $   857,466      $ 1,022,512      $   906,288
                                        ===========      ===========      ===========

15.   SIGNIFICANT CUSTOMERS

      During the two fiscal years ended March 31, 2001 and 2000, the Company had one significant customer, Staples, which accounted for approximately 10% of consolidated gross revenues and 23% of the Consumer Products segment's gross revenues in each of those years. Because

      Warrantech could not reach an agreement with Staples to extend its agreement on terms which would not erode the profitability of the program, the program expired on February 26, 2001.

16.   EARNINGS PER SHARE

      The computations of earnings per share for the years ended March 31, 2002, 2001 and 2000 are as follows:

                                                                For the Years Ended March 31,
                                                        ----------------------------------------------
                                                            2002             2001             2000
                                                        ------------     ------------     ------------
    Numerator:
       Net income (loss) applicable to common stock     $  2,256,273     $  1,866,924      ($8,206,183)
                                                        ============     ============     ============
    Denominator:
        Average outstanding shares used in the
        computation of per share earnings:
          Common Stock issued-Basic shares                15,259,437       15,265,114       15,231,146
          Stock Options (treasury method)                         --            6,104               --
                                                        ------------     ------------     ------------
          Diluted shares                                  15,261,444       15,271,218       15,231,146
                                                        ============     ============     ============
    Earnings Per Common Share:
       Basic                                            $       0.15     $       0.12           ($0.54)
                                                        ============     ============     ============
       Diluted                                          $       0.15     $       0.12           ($0.54)
                                                        ============     ============     ============

17.   ACCUMULATED OTHER COMPREHENSIVE INCOME

      The components of accumulated other comprehensive income, net of related tax, for the years ended March 31, 2002, 2001 and 2000 are as follows:

                                                        For the Years Ended March 31,
                                                    -------------------------------------
                                                      2002          2001           2000
                                                    --------      --------      ---------
         Unrealized gain/(loss) on investments      $  4,333      $ 13,269       ($16,732)
         Accumulated translation adjustments         (56,361)      (45,218)      (127,400)
                                                    --------      --------      ---------
         Accumulated other comprehensive income     ($52,028)     ($31,949)     ($144,132)
                                                    ========      ========      =========

18.   SEGMENT INFORMATION

      The Company operates in three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, motorcycles, recreational vehicles and automotive components. These warranties are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment develops, markets and administers consumer product extended warranties and product replacement plans on household appliances, electronics and homes. These warranties and replacement plans include home appliances, consumer electronics, televisions, computers, home office equipment and homes and are sold principally by retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and manufacturer's programs through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States and Canada, predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean. Other includes intersegment eliminations of revenues and receivables and net unallocated Corporate expenses.

                                                   Consumer                         Reportable
Year Ended                       Automotive        Products       International      Segments           Other            Total
----------                       ----------        --------       -------------      --------           -----            -----
March 31, 2002
--------------
Earned Administrative Fee       $  19,019,558    $  16,364,702    $   2,353,491    $  37,737,751        ($410,445)   $  37,327,306
Income (Loss) From Operations      12,183,739       (1,531,102)        (578,137)      10,074,500       (7,171,644)       2,902,856
Pretax Income (Loss)                7,729,176       (3,704,242)        (907,600)       3,117,334          642,988        3,760,322
Net Interest/Dividend Income           95,080           55,526           26,477          177,083          461,722          638,805
Depreciation/Amortization             398,229        1,674,238           79,999        2,152,466        2,327,976        4,480,442
Total Assets                       38,627,491       30,403,020        3,418,178       72,448,689        5,102,540       77,551,229

March 31, 2001
--------------
Earned Administrative Fee       $  16,006,259    $  32,240,460    $   1,815,700    $  50,062,419        ($361,475)   $  49,700,944
Income (Loss) From Operations       8,390,016       11,672,546       (2,106,859)      17,955,703      (15,492,211)       2,463,492
Pretax Income (Loss)                4,277,109        3,927,266        1,392,294        9,596,669       (6,110,665)       3,486,004
Net Interest/Dividend Income           68,219           52,383          (16,851)         103,751          954,482        1,058,233
Depreciation/Amortization             831,016        1,871,897          768,762        3,471,675        2,945,440        6,417,115
Total Assets                       45,339,353       41,495,701        2,879,066       89,714,120        7,403,053       97,117,173

March 31, 2000
-------------
Earned Administrative Fee       $  10,332,834    $  31,364,899    $   2,240,455    $  43,938,188        ($618,407)   $  43,319,781
Income (Loss) From Operations       1,948,799        6,262,782       (5,719,376)       2,492,205      (14,366,492)     (11,874,287)
Pretax Income (Loss)               (2,235,798)      (2,057,869)      (7,066,903)     (11,360,570)         392,571      (10,967,999)
Net Interest/Dividend Income           50,146           66,104            4,093          120,343          860,326          980,669
Depreciation/Amortization             777,101        1,601,833          893,666        3,272,600        2,725,048        5,997,648
Total Assets                       64,836,045       59,014,454        7,035,343      130,885,842       16,035,312      146,921,154

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (Unaudited)

      The following fiscal 2002 and 2001 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 2001 and 2000 and March 31, 2002 and 2001 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made for a fair presentation of the results shown.

                                     Quarter Ended            Quarter Ended            Quarter Ended            Quarter Ended
                                        June 30,              September 30,             December 31,               March 31,
                                        --------              -------------             ------------               ---------
                                   2001          2000        2001        2000         2001         2000        2002         2001
                                   ----          ----        ----        ----         ----         ----        ----         ----
Net Earned Administrative
  Fees                         $ 9,227,622   $12,504,977  $9,265,963  $12,792,032  $8,549,955  $11,724,995  $10,283,766  $12,678,940
Income (Loss) from Operations      (72,366)      861,909     840,440      166,696     418,177    1,070,548    1,716,605      364,339
Income Before Provision
  For Income Taxes                 120,623     1,029,019     988,447      404,369     755,804    1,309,515    1,895,448      743,101
Net income                     $   131,223   $   240,600  $  548,247  $   692,383  $  491,204  $   909,927  $ 1,085,599  $    24,014

Earnings Per Share
Basic                          $      0.01   $      0.02  $     0.04  $      0.05  $     0.03  $      0.06  $      0.07  $      0.00
Fully Diluted                  $      0.01   $      0.02  $     0.04  $      0.05  $     0.03  $      0.06  $      0.07  $      0.00

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------------------------------------------------------------------------------------------------------
                   Column                          Column                     Column                     Column            Column
                      A                               B                          C                          D                 E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions                 Deductions-
                                                  Balance at    -----------------------------------                      Balance at
Description                                       Beginning     Charged to Costs  Charged to Other                         End of
                                                   of Year         and Expense    Accounts-Describe    Describe (a)         Year
-----------------------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 2002
     Allowance for doubtful accounts:
         Trade A/R                                $1,079,946          (823,927)                                 --      $  256,019
         Other A/R                                    45,500           (45,500)                                 --              --

Year Ended March 31, 2001
     Allowance for doubtful accounts:
         Trade A/R                                $1,164,125           (84,179)                                 --      $1,079,946
         Other A/R                                 1,168,891        (1,123,391)                                 --          45,500

Year Ended March 31, 2000
     Allowance for doubtful accounts:
         Trade A/R                                 1,115,285           258,190                             209,350       1,164,125
         Other A/R                                 1,918,256          (226,714)                            522,651       1,168,891

(a)   Amount of receivables charged to the allowance during the year.

See independent auditor's report and accompanying notes to consolidated financial statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

See Security Ownership of Certain Beneficial Owners and Management, which is incorporated herein by reference to the Company's Definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, as amended (the "Proxy Statement").

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) 1. and 2. Financial Statements and Financial Statement Schedule: see accompanying Index to Financial Statements and Financial Statement Schedule, page 20.

      (b)   Reports on Form 8-K during the last quarter:

            None

      (c)   Exhibits

      Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated. Management contracts or compensatory plans, contracts or arrangements with directors and executive officers of the Company are listed in Exhibits 10(a) through 10(w).

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

         3(e)     -     By-laws of the Company, as amended. Incorporated by
                        reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 10, 1988, file no. 0-13084.

         10(a)    -     Form of Sales Distributor Agreement. Incorporated by
                        reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no.
                        0-13084.

         10(b)    -     Form of Service Center Agreement. Incorporated by
                        reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no.
                        0-13084.

         10(c)    -     Form of Dealer Agreement. Incorporated by reference to
                        the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

         10(d)    -     Form of Sales Agent Agreement. Incorporated by reference
                        to the Company's Registration Statement on Form S-1, filed on September 5, 1986, Registration No. 3-8517.

         10(e)    -     1998 Employee Incentive Stock Option Plan of the
                        Company, as amended and restated, effective September
                        25, 2001. Incorporated by reference to the Company's
                        Report on Form 10-Q for the quarter ended September 30, 2001, file no. 0-13084.

         10(f)    -     Employment Agreement dated April 1, 1998 between the
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

         10(n)    -     Employment Agreement dated April 16, 1998, as amended
                        April 6, 2002 between the Company and Richard F. Gavino.
                        Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, file no. 0-13084.

         10(o)    -     Promissory Note agreement and pledge dated March 15,
                        2002 between the Company and Joel San Antonio.
                        Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, file no. 0-13084.

         10(p)    -     Promissory Note agreement and pledge dated January 31,
                        2001 between the Company and Mr. William Tweed.
                        Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, file no. 0-13084.

         10(q)    -     Promissory Note agreement and pledge dated January 31,
                        2001 between the Company and Mr. Jeff J. White.
                        Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, file no. 0-13084.

         10(r)    -     Insurance policy between Warrantech Consumer Product
                        Services, Inc. and Warrantech Carribean LTD and Great
                        American Insurance Company pertaining to Service Plan
                        Agreement. Incorporated by reference to the Company's
                        Report on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

         10(s)    -     Schedule 10(v) identifying contracts that are
                        substantially similar to Exhibit 10(r), the Insurance policy between Warrantech Consumer Product Services,
                        Inc. and Warrantech Carribean LTD and Great American
                        Insurance Company pertaining to Service Plan Agreement, in all material respects except as to the parties thereto, the dates of execution, or other details.
                        Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

         10(t)    -     Nonqualified stock option agreement dated August 22,
                        2001, by and between Warrantech Corporation, American
                        International Group, Inc., and others. Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

        *10(u)    -     Obligor agreement between Butler Financial Solutions LLC
                        and the Company, dated April 1, 2000.

        *10(v)    -     Master Agreement between Butler Financial Solutions, LLC
                        and the Company, dated November 21, 2001.

        *10(w)    -     Employment Agreement dated April 1, 2000 between the
                        Company and Rick Rodriguez.

        *21       -     Subsidiaries of the Company.

         28       -     Stipulation and Consent Order of Illinois. Incorporated
                        by reference to the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended March 31, 1988, file no. 0-13084.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                               WARRANTECH CORPORATION


Dated: June 20, 2002                           By: /s/ Joel San Antonio
                                               ------------------------------
                                               Joel San Antonio,
                                               Chairman of the Board and
                                               Chief Executive Officer


Dated: June 20, 2002                           By: /s/ Richard F. Gavino
                                               -------------------------------
                                               Richard F. Gavino,
                                               Executive Vice President and
                                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 20, 2002.

/s/ Joel San Antonio        Chairman, Chief Executive Officer and Director
-------------------------   (Principal Executive Officer)
Joel San Antonio

/s/ Richard F. Gavino       Executive Vice President and Chief Financial Officer
-------------------------   (Principal Accounting and Financial Officer)
Richard F. Gavino

/s/ William Tweed           Vice Chairman and Director
-------------------------
William Tweed

/s/ Lawrence Richenstein    Director
-------------------------
Lawrence Richenstein

/s/ Gordon Paris            Director
-------------------------
Gordon Paris

/s/ Jeff J. White           Director
-------------------------
Jeff J. White

/s/ Ronald Glime            Director
-------------------------
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

          3(e)    -     By-laws of the Company, as amended. Incorporated by
                        reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 10, 1988, file no. 0-13084.

         10(a)    -     Form of Sales Distributor Agreement. Incorporated by
                        reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no.
                        0-13084.

         10(b)    -     Form of Service Center Agreement. Incorporated by
                        reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no.
                        0-13084.

         10(c)    -     Form of Dealer Agreement. Incorporated by reference to
                        the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1985, file no. 0-13084.

         10(d)    -     Form of Sales Agent Agreement. Incorporated by reference
                        to the Company's Registration Statement on Form S-1, filed on September 5, 1986, Registration No. 3-8517.

         10(e)    -     1998 Employee Incentive Stock Option Plan of the
                        Company, as amended and restated, effective September
                        25, 2001. Incorporated by reference to the Company's
                        Report on Form 10-Q for the quarter ended September 30, 2001, file no. 0-13084.

         10(f)    -     Employment Agreement dated April 1, 1998 between the
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

         10(n)    -     Employment Agreement dated April 16, 1998, as amended
                        April 6, 2002 between the Company and Richard F. Gavino.
                        Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, file no. 0-13084.

         10(o)    -     Promissory Note agreement and pledge dated March 15,
                        2002 between the Company and Joel San Antonio.
                        Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, file no. 0-13084.

         10(p)    -     Promissory Note agreement and pledge dated January 31,
                        2001 between the Company and Mr. William Tweed.
                        Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, file no. 0-13084.

         10(q)    -     Promissory Note agreement and pledge dated January 31,
                        2001 between the Company and Mr. Jeff J. White.
                        Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended March 31, 2001, file no. 0-13084.

         10(r)    -     Insurance policy between Warrantech Consumer Product
                        Services, Inc. and Warrantech Carribean LTD and Great
                        American Insurance Company pertaining to Service Plan
                        Agreement. Incorporated by reference to the Company's
                        Report on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

         10(s)    -     Schedule 10(v) identifying contracts that are
                        substantially similar to Exhibit 10(r), the Insurance policy between Warrantech Consumer Product Services,
                        Inc. and Warrantech Carribean LTD and Great American
                        Insurance Company pertaining to Service Plan Agreement, in all material respects except as to the parties thereto, the dates of execution, or other details.
                        Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

         10(t)    -     Nonqualified stock option agreement dated August 22,
                        2001, by and between Warrantech Corporation, American
                        International Group, Inc., and others. Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

        *10(u)    -     Obligor agreement between Butler Financial Solutions,
                        LLC and the Company, dated April 1, 2000.

        *10(v)    -     Master Agreement between Butler Financial Solutions, LLC
                        and the Company, dated November 21, 2001.

        *10(w)    -     Employment Agreement dated April 1, 2000 between the
                        Company and Rick Rodriguez.

        *21       -     Subsidiaries of the Company.

         28       -     Stipulation and Consent Order of Illinois. Incorporated
                        by reference to the Company's Quarterly Report on Form
                        10-Q for the fiscal quarter ended March 31, 1988, file no. 0-13084.