Form 10-Q
period 2002-06-30
WARRANTECH CORP
filed 2002-08-13
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


(Mark One)
|X|                                FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2002

                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ______________to______________

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

Yes   X       No
   ------       ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                  Outstanding at July 31, 2002
Common stock, par value $.007 per share                  15,303,355 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X


                                                                        Page No.
                                                                        --------

                         PART I - Financial Information:


Item 1:  Financial Statements


    Condensed Consolidated Statements of Operations -
           For the Three Months Ended June 30, 2002 and 2001 (Unaudited).....  3

    Condensed Consolidated Balance Sheets at June 30, 2002
           (Unaudited) and March 31, 2002 ...................................  4

    Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended June 30, 2002
           and 2001 (Unaudited) .............................................  6

    Notes to Condensed Consolidated Financial Statements ....................  7

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................... 10


                           PART II - Other Information


Item 1:  Legal Proceedings .................................................. 12

Item 5:  Other Information .................................................. 12

Item 6:  Exhibits and Reports on Form 8-K ................................... 12

Certification of Financial Report............................................ 14

Signature ................................................................... 15

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     For the Three Months Ended
                                                               June 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------   ------------
Earned administrative fee (net of amortization of $ 9,030,286 $ 9,227,622 deferred costs)
Costs and expenses

   Service, selling, and general and administrative    7,202,343      7,965,387

   Depreciation and amortization                       1,023,119      1,334,601
                                                     -----------   ------------
Total costs and expenses
                                                       8,225,462      9,299,988
                                                     -----------   ------------


Income from operations                                   804,824        (72,366)

Other income (expense)                                   229,957        192,990
                                                     -----------   ------------


Income before provision for income taxes               1,034,781        120,624

Provision (benefit) for income taxes                     324,900        (10,599)
                                                     -----------   ------------


Net income                                           $   709,881   $    131,223
                                                     ===========   ============

Earnings per share:
Basic                                                $      0.05   $       0.01
                                                     ===========   ============
Diluted                                              $      0.05   $       0.01
                                                     ===========   ============

Weighted average number of shares outstanding:
Basic                                                 15,307,642     15,100,432
                                                     ===========   ============
Diluted                                               15,386,538     15,100,432
                                                     ===========   ============


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                         June 30,      March 31,
                                                          2002          2002
                                                       -----------   -----------
A S S E T S

Current assets:
Cash and cash equivalents                              $ 6,717,835   $ 7,033,448

Investments in marketable securities                       855,755       954,653

Accounts receivable, (net of allowances of
 $218,782 and $256,019, respectively)                   20,028,366    18,442,135
Other receivables, net                                   6,887,848     4,931,749
Income tax receivable                                           --     1,129,076
Deferred income taxes                                    2,275,125     2,653,000
Prepaid expenses and other current assets                  519,050       600,944
                                                       -----------   -----------
   Total current assets                                 37,283,979    35,745,005
                                                       -----------   -----------

Property and equipment, net                              8,515,795     9,299,713
                                                       -----------   -----------

Other assets:
Excess of cost over fair value of assets acquired
(net of accumulated amortization of $5,825,405)          1,637,290     1,637,290
Deferred income taxes                                    2,382,290     2,329,315
Deferred direct costs                                   19,421,275    22,570,930
Investments in marketable securities                     1,496,717     1,376,619
Restricted cash                                            825,000       825,000
Split dollar life insurance policies                       959,171       904,172
Notes receivable                                         3,049,589     2,818,639
Other assets                                                44,545        44,546
                                                       -----------   -----------
          Total other assets                            29,815,877    32,506,511

                                                       -----------   -----------
                    Total Assets                       $75,615,651   $77,551,229
                                                       ===========   ===========


      See accompanying notes to condensed consolidated financial statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                       June 30,       March 31,
                                                                         2002            2002
                                                                     ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt and capital lease obligations   $    746,871    $    801,788
Insurance premiums payable                                             26,908,501      26,470,265
Accounts and commissions payable                                        6,474,037       6,960,465
Income tax payable                                                        120,641              --
Accrued expenses and other current liabilities                          3,590,319       3,168,666
                                                                     ------------    ------------
   Total current liabilities                                           37,840,369      37,401,184
                                                                     ------------    ------------

Deferred revenues                                                      30,692,610      33,559,379

Long-term debt and capital lease obligations                              835,995         957,159

Deferred rent payable                                                     163,970         190,260
                                                                     ------------    ------------
   Total liabilities                                                   69,532,944      72,107,982
                                                                     ------------    ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000
   Shares issued  - none at June 30, 2002 and March 31, 2002                   --              --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,525,324 shares at June 30, 2002 and
     16,525,324 shares at March 31, 2002                                  115,679         115,679
   Additional paid-in capital                                          23,745,944      23,745,944
   Loans to directors and officers                                    (10,245,610)    (10,163,875)
   Accumulated other comprehensive income, net of taxes                   (40,714)        (52,028)
   Retained earnings (deficit)                                         (3,267,951)     (3,977,832)
                                                                     ------------    ------------
                                                                       10,307,348       9,667,888
Treasury stock - at cost, 1,212,159 shares at June 30, 2002
 and 1,212,159 shares at March 31, 2002                                (4,224,641)     (4,224,641)
                                                                     ------------    ------------
        Total Stockholders' Equity                                      6,082,707       5,443,247
                                                                     ------------    ------------

                                                                     ------------    ------------
        Total Liabilities and Stockholders' Equity                   $ 75,615,651    $ 77,551,229
                                                                     ============    ============


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Three Months Ended
                                                                   June 30,
                                                          --------------------------
                                                              2002           2001
                                                          -----------    -----------
Cash flows from operating activities:
  Net income                                              $   709,881    $   131,223
                                                          -----------    -----------

  Total Adjustments to reconcile net income to net cash

     provided by operating activities:                       (320,363)    (1,849,017)
                                                          -----------    -----------
Net cash flows provided by operating activities               389,518     (1,717,794)

Cash flows from investing activities:

  Property and equipment purchased                           (241,944)      (630,169)

  Purchase of marketable securities                          (445,000)      (100,000)

  (Increase) decrease in notes receivable                     124,340        140,031

  Proceeds from sales of marketable securities                450,000      1,160,304
                                                          -----------    -----------
Net cash provided by investing activities                    (112,604)       570,166

Cash flows from financing activities:

    Purchase treasury stock                                    (8,865)            --

    Increase in notes receivable                             (355,290)            --

    Repayments, notes and capital leases                     (228,372)      (501,861)
                                                          -----------    -----------
Net cash provided used financing activities                  (592,527)      (501,861)
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents         (315,613)    (1,649,489)

Cash and cash equivalents at beginning of period            7,033,448      3,001,924
                                                          -----------    -----------
Cash and cash equivalents at end of period                $ 6,717,835    $ 1,352,435
                                                          -----------    -----------

Supplemental Cash Flow Information:
Cash payments (receipts) for:
   Interest                                               $    49,903    $    54,888
   Income taxes                                           $(1,252,774)   $    13,028
                                                          -----------    -----------

Non-Cash Investing and financing activities:
    Property and equipment financed through capital
    leases                                                $    54,833    $    75,391
    Capital leases refinanced                             $        --    $   151,727
    Increase in loans to officers and directors           $   (81,735)   $   (81,735)

     See accompanying notes to condensed consolidated financial statements.

                    WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2002
                                  (Unaudited)

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

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by management and are unaudited. These interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

3. NOTES RECEIVABLE

Butler Financial Solutions LLC ("Butler") serves as the ultimate obligor under all service contracts administered by the Company in exchange for a fee. Some of the service contracts under which Butler is the obligor were insured by Reliance Insurance Company ("Reliance"), and the liquidation of Reliance has eliminated the insurance coverage to Butler under those contracts.

In order to assist Butler in addressing its potential obligations under the service contacts previously insured by Reliance for which Butler is or Warrantech was the obligor, Warrantech Automotive has made a loan to Butler. The Company has and will make further loans to Butler, as required, for claim obligations in excess of Butler's fee revenues. All of Warrantech's loans to Butler bear or will bear interest at the rate of prime plus 2% per annum and will begin to be paid down once Butler's fee revenues exceed the claims obligations.

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

During period ended June 30, 2002, Warrantech has loaned Butler $7,860,572. Reliance Warranty Company ("RWC"), which is not part of the Reliance liquidation, is obligated to pay $4,824,328 of that amount, which the Company expects to receive in the second quarter of fiscal 2003 and is reflected as "Other Receivables" on the Consolidated Balance Sheet. The remaining amount representing the loans due from Butler of $3,036,244 is reflected as "Notes Receivable" on the Consolidated Balance Sheet.

If Butler is unable to cover the claims previously insured by Reliance, or if the Company's current insurance carrier ceases to provide credit to the Company in order to fund shortfalls required, Warrantech Automotive may ultimately be required to honor the claims under those service contracts in which Warrantech Automotive was the obligor, which could have an adverse effect on the Company's business. Since management is not able to determine the Company's potential claims liability, if any, under such contracts, the Company has not taken a reserve for claims losses for which the Company may ultimately be liable.

4. COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                                     For the Three Months Ended
                                                                     --------------------------
                                                                               June 30,
                                                                       ----------------------
                                                                          2002         2001
                                                                       ---------    ---------
Net income                                                             $ 709,881    $ 131,223
Other Comprehensive Income, net of tax
   Unrealized gain (loss) on investments                                  18,420      (27,354)
   Foreign currency translation adjustments                               (7,106)      29,863
                                                                       ---------    ---------
Comprehensive Income                                                   $ 721,195    $ 133,732
                                                                       =========    =========

Comprehensive income per share:                                        $    0.05    $    0.01
                                                                       =========    =========

The components of accumulated comprehensive income are as follows:
                                                                        June 30,    March 31,
                                                                          2002         2002
                                                                       ---------    ---------
Unrealized gain/(loss) on investments                                  $  22,753    $   4,333
Accumulated translation adjustments                                      (63,467)     (56,361)
                                                                       ---------    ---------
Accumulated other comprehensive income                                 ($ 40,714)   ($ 52,028)
                                                                       =========    =========

5. EARNINGS PER SHARE

      The computations of Earnings per share are as follows:

                                                 For the Three Months Ended
                                                         June 30,
                                                  ------------------------
                                                      2002          2001
                                                  ----------   -----------
Numerator:
   Net income applicable to common stock          $  709,881   $   131,223
                                                  ==========   ===========
Denominator:
    Average outstanding shares used in the
    computation of per share earnings:
     Common Stock issued-Basic shares             15,307,642    15,100,432
                                                  ----------   -----------
      Diluted shares                              15,386,538    15,100,432
                                                  ==========   ===========
Earnings Per Common Share:
   Basic                                          $     0.05   $      0.01
                                                  ==========   ===========
   Diluted                                        $     0.05   $      0.01
                                                  ==========   ===========

6. SEGMENTS

The Company operates in three major business segments: Automotive, Consumer Products and International. Other includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to the three business segments.

                                                   Consumer                     Reportable
Year Ended                         Automotive      Products     International     Segments       Other          Total
June 30, 2002                      ----------      --------     -------------     --------       -----          -----
-------------
Earned administrative fee          $4,985,683     $3,381,443       $716,273     $9,083,399     ($53,113)     $9,030,286
Profit (loss) from
operations                          3,055,691        (22,047)        46,705      3,080,349   (2,275,525)        804,824
Pretax income (loss)                1,408,290       (574,839)        47,283        880,734      154,047       1,034,781
Net interest income                    19,498         (4,452)         3,551         18,597      107,329         125,926
Depreciation/amortization              99,508        436,567         21,237        557,312      465,807       1,023,119
Total Assets                       40,691,975     27,025,920      3,591,600     71,309,495    4,306,156      75,615,651

June 30, 2001
-------------
Earned administrative fee          $3,475,017     $4,644,874     $1,246,414     $9,366,305    ($138,683)     $9,227,622
Profit (loss) from
operations                          1,507,931       (421,793)       311,804      1,397,942   (1,470,308)        (72,366)
Pretax Income (Loss)                  951,963     (1,172,720)       117,023       (103,734)      93,135         (10,599)
Net Interest Income                    20,434          3,808           (390)        23,852      172,468         196,320
Depreciation/Amortization             102,414        421,536         19,085        543,035      791,566       1,334,601
Total Assets                       39,897,170     38,980,961      3,062,749     81,940,880    7,955,185      89,896,065

                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, (d) regulatory or legal changes affecting the Company's business, (e) loss of business from, or significant change in relationships with, any major customer of the Company, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, (g) the ability to secure necessary capital for general operating or expansion purposes, (h) adverse outcomes of litigation, (i) the ability of Butler Financial Solutions, LLC ("Butler") to pay claims under the service contacts insured by Reliance Insurance Company ("Reliance"), (j) if any of the insurance companies which insure the service contracts marketed and administered by the Company were unable to pay the claims under the service contracts, it could have an adverse effect on the Company's business, (k) if Butler is unable to cover the claims previously insured by Reliance, or if the Company's current insurance carrier ceases to provide credit to the Company in order to fund any shortfalls required, Warrantech Automotive may ultimately be required to honor the claims under those service contracts in which Warrantech Automotive was the obligor which could have a materially adverse effect on the Company's business; since management is not able to determine the Company's potential claims liability, if any, the Company may ultimately be liable; and
(l) the Company is currently negotiating an agreement with the Great American Insurance Company pursuant to which, among other things, Great American will provide funds that were held by Reliance Warranty Corporation to cover claims under certain of the vehicle service contracts in which Butler is, or the Company was the obligor; while the Company expects this agreement to be finalized and the funds to be released, if the agreement is not finalized , there is a risk that the release of the funds by Reliance Warranty Corporation will be withheld or delayed.. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30,
2001

Net earned administrative fees for the three month period ended June 30, 2002 decreased slightly to $9,030,286 as compared with $9,227,622 for the same period last year, a decrease of $197,336 or 2%. Increases in Automotive net earned administrative fees were primarily offset with lower deferred revenues from prior periods recognized this quarter versus the same period last

The Automotive segment net earned administrative fees increased $1,510,665 or 43% to $4,985,682 for the quarter ending June 30, 2002 from in the same quarter last year. A 41% increase in the number of contracts sold contributed to the increase in the Automotive segment. This increase was partially offset by higher premium cost and lower deferred revenues from prior periods recognized this quarter versus the same quarter last year.

The Consumer Products segment net earned administrative fees decreased to $3,381,443 for the three month period ended June 30, 2002 from $4,644,874 for same period last year. The change was primarily attributed to lower deferred revenues from prior periods recognized this quarter versus the same quarter last year.

The International segment net earned administrative fees decreased to $716,273 for the three month period ended June 30, 2002 from $1,246,414 for the same period a year ago. The loss of a large customer in Chile was partially offset by increased market penetration from existing customers in Puerto Rico.

Service, selling and general and administrative expenses (SG&A) for the three months ended June 30, 2002 were reduced by $763,044 or 10% to $7,202,343 as compared to $7,965,387 for the three months ended June 30, 2001. The decrease in SG&A expenses reflects the Company's improved call center technologies, and cost containment measures. Total employee and payroll related costs were down 4.5% from $4,668,731 for the quarter ended June 30, 2001 to $4,380,283 in the current quarter. Outside services, including consulting and legal fees, were down $140,745 or 15.7% from $895,593 in the quarter ended June 30, 2001 to $754,848 in the current quarter and telephone expenses were reduced 38% from $701,332 in the quarter ended June 30, 2001 to $437,171 in the current quarter.

Depreciation and amortization expenses were reduced by $311,482 to $1,023,119 for the three months ended June 30, 2001 as compared to $1,334,601 for the same period last year. Depreciation and amortization decreased as a result of the Company's assets maturing

Income from operations for the first quarter 2003 was $804,824 compared to a loss of $72,366 for the first quarter 2002, as the Company's automotive segment increased its volumes and the Company continued its reduction in its SG&A costs.

Net income for the three months ended June 30, 2002 was $709,981 or $0.05 per diluted share compared to a net income of $131,223 or $0.01 per diluted share for the comparable period last year. This change is the result of factors as described above.

Liquidity and Financial Resources

During the three months ended June 30, 2002, the Company had a net decrease in cash and cash equivalents of $315,613 which was primarily used in operating activities to fund working capital. Working capital, which continues to improve, was a negative $556,390 at June 30, 2002 compared to a negative $1,656,179 at March 31, 2002. The Company believes that internally generated funds, resulting primarily from reducing its average days outstanding accounts receivable and the payment of the Other Receivable by RWC, will be sufficient to finance its current operations for at least the next twelve months. To fund unanticipated working capital requirements, the Company is finalizing an agreement with Great American Insurance Company to extend a line of credit to the Company for up to $3 million , subject to certain adjustments. Additionally, the Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the three months ended June 30, 2002 amounted to $54,833 compared to $75,391 during the three months ended June 30, 2001.

The Company will enter into a new office lease during the second quarter of fiscal 2003 and, in the third quarter, consolidate it domestic operations into one facility located in Bedford, Texas, which is within one mile of its existing facilities. As a result, the Company's rent expense will increase slightly beginning in the fourth fiscal quarter, which will be partially offset by efficiencies gained in some personnel and telephone costs.

The effects of inflation and foreign currency changes have not been significant to the Company.


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

         ACE provided Warrantech with its Preliminary Statement, an arbitration panel was appointed and an arbitration schedule was agreed upon. Following an extended standstill period during which the parties engaged in various discussions, a conference call was held recently among the arbitrators and the parties for the purpose of establishing a new discovery schedule. At this time, it appears that the formal arbitration proceeding will be held in the fourth quarter of 2002 or the first quarter of 2003.

         Michael A. Basone

         Mr. Basone is a former Executive Vice President and Chief Operating Officer of Warrantech, having resigned in February 2000. Several months after resigning, Mr. Basone contacted the Company through his attorney and claimed that the Company's conduct was such that he was forced to resign. For this alleged "constructive termination" without cause, Mr. Basone seeks an amount equal to what he would have received had he completed the term of his employment agreement. The Company believes this assertion is completely without merit and has rejected Mr. Basone's demand for payment. Mr. Basone has filed a Demand for Arbitration with the American Arbitration Association that seeks damages in the amount of $300,000. An arbitration hearing was held on May 13 - 14, 2002 and, on July 31, 2002, the arbitrator issued his decision. The arbitrator has denied Mr. Basone's claim and has held that wages withheld by Warrantech shall be applied to offset amounts owed to Warrantech by Mr. Basone pursuant to a promissory note. Each party will be responsible for its own attorney's fees and for one-half of the costs of the arbitrator.

         Market West Computer Group

         M.W.C.G., Inc., d/b/a/ Market West Computer Group, on behalf of itself and all others similarly situated v. ACE Property and Casualty Insurance Company, Warranty Corporation of America ("WaCA"), Warrantech Corporation and Warrantech Consumer Product Services, Inc. ("WCPS"), United States District Court, Central District of California (Western Division).

         Market West is one of many service providers used by WCPS to repair computer-related equipment pursuant to its service contract program. When the administration of those service contracts underwritten by ACE was transferred from WCPS to WaCA, many service providers like Market West complained of material changes in claim adjustment procedures and unreasonable delays in claim payment. Market West filed suit in state court in California against the named parties to recover monies it claims to be owed as a result of the repair work it has performed.

         The amount sought by Market West under its initial claim was approximately $225,000. Warrantech believes that if the claim were successful, substantially all of any amount that is claimed by Market West would be owed by the insurers that underwrote the liability. Recently the lawsuit was removed to federal court and Market West is attempting to have a national class of plaintiffs certified. If Market West is successful in having such a class certified, Warrantech's potential exposure would be increased significantly. At this time, both parties are actively engaged in discovery on the issue of class certification.

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

Item 4.  Submission of Matters to Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6(a) Exhibits

         10(a) - Nonqualified stock option agreement dated June 4, 2002, by and between Warrantech Corporation and Staples, Inc.

Item 6(b) Reports on 8-K

         On June 13, 2002, the Company filed a Current Report on Form 8-K. In this Current Report, Warrantech reported that, simultaneously with the settlement of the litigation with Staples The Office Superstore, Inc. ("Staples"), it granted Staples options to purchase one million shares of Warrantech's common stock at a purchase price of $2.00 per share. The option is exercisable for a period of five years. Warrantech has the right to redeem the options at any time if its shares trade at a price of $3.00 per share or more on any five consecutive trading days. The redemption price is $.001 per option. If Warrantech elects to redeem the options, Staples will have the right to exercise the options immediately prior to the redemption. In the event that Staples exercises all of the options, it would hold approximately 6.5% of the Company's outstanding shares.

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
                        Pursuant to 18 U.S.C Section 1350

Pursuant to 18 U.S.C. Section 1350 Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Warrantech Corporation (the "Company") certifies that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in that Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                       /s/ Joel San Antonio
                                       ------------------------------------
                                       Joel San Antonio
                                       Chairman, Chief Executive Officer and
                                       Director

Dated: August 12, 2002

                                       /s/ Richard F. Gavino
                                       ------------------------------------
                                       Richard F. Gavino - Executive Vice
                                       President, Chief Financial Officer,
                                       Chief Accounting Officer and Treasurer

Dated: August 12, 2002


    This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WARRANTECH CORPORATION
                                       ------------------------------------
                                       (Registrant)


                                       /s/ Richard F. Gavino
                                       ------------------------------------
                                       Richard F. Gavino - Executive Vice
                                       President, Chief Financial Officer, Chief
                                       Accounting Officer and Treasurer (Chief
                                       Financial Officer and Duly Authorized
                                       Officer)


Dated: August 12, 2002