Form 10-Q
period 2002-09-30
WARRANTECH CORP
filed 2002-11-15
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q
(Mark One)
   |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

   | |          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Transition Period from ______________________ to ______________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                        Outstanding at October 31, 2002
Common stock, par value $.007 per share                 15,319,355 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                    I N D E X

                                                                        Page No.
                                                                        --------
                         PART I - FINANCIAL INFORMATION:

Item 1:  Financial Statements

    Condensed Consolidated Statements of Operations -
           For the Three Months and Six Months Ended
           September 30, 2002 and 2001 (Unaudited) ..........................  3

    Condensed Consolidated Balance Sheets at September 30, 2002
           (Unaudited) and March 31, 2002 ...................................  4

    Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended September 30, 2002
           and 2001 (Unaudited) .............................................  6

    Notes to Condensed Consolidated Financial Statements (Unaudited) ........  7

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................... 11

Item 3:  Quantitative and Qualitative Disclosures about Market Risk ......... 16

Item 4:  Controls and Procedures ............................................ 16

                           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings .................................................. 18

Item 4:  Submission of Matters to a Vote of Security Holders ................ 20

Item 5:  Other Information .................................................. 20

Item 6:  Exhibits and Reports on Form 8-K ................................... 20

Certification of Financial Report ........................................... 21

Signature ................................................................... 23

ITEM 1. FINANCIAL STATEMENTS

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Three Months Ended           For the Six Months Ended
                                                                           September 30,                       September 30,
                                                                   -----------------------------      -----------------------------
                                                                       2002             2001              2002             2001
                                                                   ------------     ------------      ------------     ------------
Earned administrative fee (net of amortization of
deferred costs)                                                    $  9,934,415     $  9,265,963      $ 18,964,701     $ 18,493,585
                                                                   ------------     ------------      ------------     ------------
Costs and expenses
   Service, selling, and general and administrative                   7,894,879        7,882,693        15,097,222       15,848,080
   Legal settlement                                                          --         (824,332)               --         (824,332)
   Depreciation and amortization                                      1,021,535        1,367,162         2,044,654        2,701,763
                                                                   ------------     ------------      ------------     ------------
Total costs and expenses                                              8,916,414        8,425,523        17,141,876       17,725,511
                                                                   ------------     ------------      ------------     ------------
Income from operations                                                1,018,001          840,440         1,822,825          768,074
Other income                                                            336,552          148,007           566,509          340,996
                                                                   ------------     ------------      ------------     ------------
Income before provision for income taxes                              1,354,553          988,447         2,389,334        1,109,070
Provision for income taxes                                              466,507          440,200           791,407          429,600
                                                                   ------------     ------------      ------------     ------------
Net income                                                         $    888,046     $    548,247      $  1,597,927     $    679,470
                                                                   ============     ============      ============     ============
Earnings per share:
   Basic                                                           $       0.06     $       0.04      $       0.10     $       0.04
                                                                   ============     ============      ============     ============
   Diluted                                                         $       0.06     $       0.04      $       0.10     $       0.04
                                                                   ============     ============      ============     ============
Weighted average number of shares outstanding:
   Basic                                                             15,322,181       15,239,712        15,317,881       15,209,681
                                                                   ============     ============      ============     ============
   Diluted                                                           15,430,348       15,239,712        15,398,910       15,209,681
                                                                   ============     ============      ============     ============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         (Unaudited)
                                                        September 30,    March 31,
                                                             2002          2002
                                                         -----------   -----------
ASSETS

Current assets:
  Cash and cash equivalents                              $ 3,113,336   $ 7,033,448

  Investments in marketable securities                       653,570       954,653

  Accounts receivable, (net of allowances of
       $183,661 and $256,019, respectively)               22,842,552    18,442,135
  Other receivables, net                                   9,964,850     4,931,749
  Income tax receivable                                           --     1,129,076
  Deferred income taxes                                    1,881,500     2,653,000
  Prepaid expenses and other current assets                1,382,417       600,944
                                                         -----------   -----------
     Total current assets                                 39,838,225    35,745,005
                                                         -----------   -----------

  Property and equipment, net                              7,727,039     9,299,713

Other assets:
  Excess of cost over fair value of assets acquired
       (net of accumulated amortization of $5,825,405)     1,637,290     1,637,290
  Deferred income taxes                                    2,329,315     2,329,315
  Deferred direct costs                                   16,271,621    22,570,930
  Investments in marketable securities                     1,610,443     1,376,619
  Restricted cash                                            825,000       825,000
  Split dollar life insurance policies                       969,171       904,172
  Notes receivable                                         3,566,022     2,818,639
  Other assets                                                42,433        44,546
                                                         -----------   -----------
          Total other assets                              27,251,295    32,506,511
                                                         -----------   -----------
                    Total Assets                         $74,816,559   $77,551,229
                                                         ===========   ===========

      See accompanying notes to condensed consolidated financial statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (Unaudited)
                                                                       September 30,     March 31,
                                                                           2002            2002
                                                                       ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt and capital lease obligations   $    684,103    $    801,788
  Insurance premiums payable                                             29,940,557      26,470,265
  Income taxes payable                                                      114,484              --
  Accounts and commissions payable                                        6,686,754       6,960,465
  Accrued expenses and other current liabilities                          3,222,279       3,168,666
                                                                       ------------    ------------
      Total current liabilities                                          40,648,177      37,401,184
                                                                       ------------    ------------

Deferred revenues                                                        26,550,286      33,559,379
Long-term debt and capital lease obligations                                685,472         957,159
Deferred rent payable                                                       135,555         190,260
                                                                       ------------    ------------
      Total liabilities                                                  68,019,490      72,107,982
                                                                       ------------    ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000 Shares
       issued  - none at September 30, 2002 and March 31, 2002                   --              --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,530,324 shares at September 30, 2002 and
       16,525,324 shares at March 31, 2002                                  115,714         115,679
   Additional paid-in capital                                            23,748,009      23,745,944
   Loans to directors and officers                                      (10,320,187)    (10,163,875)
   Accumulated other comprehensive income, net of taxes                    (140,767)        (52,028)
   Retained earnings (deficit)                                           (2,379,905)     (3,977,832)
                                                                       ------------    ------------
                                                                         11,022,864       9,667,888
Treasury stock - at cost, 1,214,469 shares at September 30, 2002
   and 1,212,159 shares at March 31, 2002                                (4,225,795)     (4,224,641)
                                                                       ------------    ------------
      Total Stockholders' Equity                                          6,797,069       5,443,247
                                                                       ============    ============
      Total Liabilities and Stockholders' Equity                       $ 74,816,559    $ 77,551,229
                                                                       ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Six Months Ended
                                                                    September 30,
                                                             --------------------------
                                                                 2002           2001
                                                             -----------    -----------
Cash flows from operating activities:
  Net income                                                 $ 1,597,927    $   679,470
  Total adjustments to reconcile net income to net cash
     provided by operating activities:                        (3,647,421)      (291,578)
                                                             -----------    -----------
Net cash flows provided (used) by operating activities        (2,049,494)       387,892
Cash flows from investing activities:
  Property and equipment purchased                              (470,098)    (1,019,774)
  Purchase of marketable securities                             (550,000)      (100,000)
  (Increase) decrease in notes receivable                        161,371        266,329
  Proceeds from sales of marketable securities                   450,000      1,088,304
                                                             -----------    -----------
Net cash provided (used) by investing activities                (408,727)       234,859

Cash flows from financing activities:
    Exercise of common stock options and stock grants              2,100             --
    Purchase treasury stock                                     (106,899)            --
    Increase in notes receivable                                (908,754)            --
    Repayments, notes and capital leases                        (448,338)      (540,368)
                                                             -----------    -----------
Net cash provided (used) by  financing activities             (1,461,891)      (540,368)
                                                             -----------    -----------
Net increase (decrease) in cash and cash equivalents          (3,920,112)        82,383
Cash and cash equivalents at beginning of period               7,033,448      3,001,924
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $ 3,113,336    $ 3,084,307
                                                             ===========    ===========
Supplemental Cash Flow Information:
Cash payments (receipts) during the period for:
   Interest                                                  $    79,492    $   103,555
                                                             ===========    ===========
   Income taxes                                              $(1,247,975)   $        --
                                                             ===========    ===========
Non-Cash Investing and Financing Activities:
    Property and equipment financed through capital leases   $    69,873    $   202,377
    Capital leases refinanced                                $        --    $   151,727
    Increase in loans to officers and directors              $  (156,312)   $  (164,368)
    Issuance of treasury stock for services rendered         $   105,745    $    74,410

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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

2.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared by management and are unaudited. These interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

3.    NOTES RECEIVABLE

      Butler serves as the ultimate obligor under all service contracts administered by the Company in exchange for a fee. Some of the service contracts under which Butler is the obligor were insured by Reliance, and the liquidation of Reliance has eliminated the insurance coverage to Butler under those contracts. The Company was also the obligor under some of the service contracts insured by Reliance, but, pursuant to an agreement entered into between the Company and Butler, Butler agreed to assume the obligations of the Company under those service contracts.

      In order to assist Butler in addressing its potential obligations under the service contracts previously insured by Reliance for which Butler is or Warrantech was the obligor, the Company has made a loan to Butler and will make further loans to Butler, as required, for claim obligations in excess of Butler's fee revenues. All of Warrantech's loans to Butler bear or will bear interest at the rate of prime plus 2% per annum and will begin to be paid down once Butler's fee revenues exceed the claims obligations.

      Additionally, funding will be provided by a special surcharge on all vehicle service contracts administered by the Company sold after November 19, 2001. This funding will be utilized by Butler to pay the claims previously insured by Reliance and will also be available to repay Butler's loans from Warrantech.

      As of the period ended September 30, 2002, Warrantech has loaned Butler $10,250,474, including $133,000 of interest. Pursuant to the GAIC agreement (see Liquidity and Financial Resources), the Company expects to receive $6,660,765 of that amount prior to the end of fiscal 2003, as reflected as "Other Receivables" on the Consolidated Balance Sheet. The remaining $3,589,709 of loans due from Butler is reflected as "Notes Receivable" on the Consolidated Balance Sheet.

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

4.    OTHER RECEIVABLES, NET

      The nature and amounts of other receivables, net as of September 30, 2002 and March 31, 2002 are as follows:

                                                    SEPTEMBER 30,     MARCH 31,
                                                        2002            2002
                                                    -------------    ----------
      Due from Reliance Warranty Corporation         $6,660,765      $2,754,691
      Due from insurance companies/dealers            2,814,481       1,795,972
      Employee/agent advances                           251,677         334,198
      Other                                             237,927          46,888
                                                     ----------      ----------
      Total Other Receivables, net                   $9,964,850      $4,931,749
                                                     ==========      ==========

      The Company advanced $6,660,765 and $2,754,691, at September 30, 2002 and March 31, 2002, respectively, to Butler on certain claims which it expects to receive reimbursement prior to the end fiscal year 2003.

5.    COMPREHENSIVE INCOME

      Comprehensive income includes net income and certain items recorded directly to stockholders' equity and classified as Other Comprehensive Income. The following table illustrates the calculation of comprehensive income for the three month and six month periods ended September 30, 2002 and 2001, respectively. During the three months ending September 30, 2002, the foreign currency rate in Chile decreased and resulted in an $111,902 unrealized loss to comprehensive income for foreign currency translation adjustments.

                                                    For the Three Months Ended    For the Six Months Ended
                                                           September 30,                September 30,
                                                    --------------------------    --------------------------
                                                        2002           2001           2002           2001
                                                    -----------    -----------    -----------    -----------
      Net income                                    $   888,046    $   548,247    $ 1,597,927    $   679,470
      Other Comprehensive Income, net of tax:
         Unrealized gain on investments                  11,789         43,545         30,209         16,191
         Foreign currency translation adjustments      (111,902)       (32,637)      (119,008)        (2,774)
                                                    -----------    -----------    -----------    -----------
      Comprehensive Income                          $   787,933    $   559,155    $ 1,509,128    $   692,887
                                                    ===========    ===========    ===========    ===========
      Comprehensive income per share                $      0.05    $      0.04    $      0.10    $      0.05
                                                    ===========    ===========    ===========    ===========

      The components of accumulated comprehensive income, net of related tax, for the periods ended September 30, 2002 and March 31, 2002, are as follows:

                                                  September 30,   March 31,
                                                     2002           2002
                                                   ------------   ---------
      Unrealized gain on investments               $  34,542      $   4,333
      Accumulated translation adjustments           (175,309)       (56,361)
                                                   ---------      ---------
      Accumulated other comprehensive income       ($140,767)     ($ 52,028)
                                                   =========      =========

6.    EARNINGS PER SHARE

      The computations of earnings per share are as follows:

                                                         For the Three Months Ended    For the Six Months Ended
                                                               September 30,                   September,
                                                         --------------------------    -------------------------
                                                             2002           2001            2002          2001
                                                         -----------    -----------     -----------   -----------
      Numerator:
         Net income applicable to common stock           $   888,046    $   548,247     $ 1,597,927   $   679,470
                                                         ===========    ===========     ===========   ===========
      Denominator:
          Average outstanding shares used in
      the computation of per share earnings:
             Common Stock issued-Basic shares             15,322,181     15,239,712      15,317,881    15,209,681
             Stock Options (treasury method)                 108,167             --          81,029            --
                                                         -----------    -----------     -----------   -----------
             Diluted shares                               15,430,348     15,239,712      15,398,910    15,209,681
                                                         ===========    ===========     ===========   ===========
      Earnings Per Common Share:
         Basic                                           $      0.06    $      0.04     $      0.10   $      0.04
                                                         ===========    ===========     ===========   ===========
         Diluted                                         $      0.06    $      0.04     $      0.10   $      0.04
                                                         ===========    ===========     ===========   ===========

7.    DIRECTOR LOANS

      On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of the Board of Directors, exercised options to purchase an aggregate of 3,000,000 shares of Common Stock in consideration for the delivery of secured recourse promissory notes totaling $8,062,500 with interest payable over three years at an annual interest rate of 6%. On March 22, 1999, Mr. San Antonio signed an additional promissory note for $595,634, the amount funded by the Company for payroll taxes payable by him as a result of his exercise of these options.

      In February 2000, the Company agreed to restructure the loans to Messrs. Tweed and White by capitalizing the interest due and extending the loan maturity date from July 5, 2001 until January 31, 2005. Interest on the restructured loans accrued annually at the applicable federal rate of 6.2%. Under the restructuring, interest first became payable on the third anniversary of the restructuring and was payable annually thereafter. In July 2002, the Company extended the loan maturity dates until February 1, 2007 (the "loan extension"). The interest which accrued on the notes up to the time of the loan extension was added to the principal of the notes. The new principal amount of Mr. Tweed's note is $3,189,675 and of Mr. White's note is $2,912,430. The applicable federal interest rate on the notes following the loan extension is 4.6%. Under the loan extension, interest on the notes will accrue until February 1, 2005 and, at that time, the accrued interest will be added to the principal of the notes. Interest on the new principal amounts will thereafter become payable annually until maturity.

      In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the now applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note is $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company

8.    SEGMENT INFORMATION

      The Company operates in three major business segments: Automotive, Consumer Products and International. Other includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to the three business segments.

                                               Consumer                       Reportable
THREE MONTHS ENDED            Automotive       Products      International     Segments        Other          Total
                              ----------       --------      -------------     --------        -----          -----
SEPTEMBER 30, 2002

Earned administrative fee    $  5,525,822    $  3,760,816    $    760,817    $ 10,047,455   ($   113,040)   $  9,934,415
Profit (loss) from
operations                      3,548,207         581,693         (26,639)      4,103,261     (3,085,260)      1,018,001
Pretax income (loss)            1,264,191        (152,680)        (31,045)      1,080,466        274,087       1,354,553
Net interest income (loss)         (6,854)         13,891           3,289          10,326        274,300         284,626
Depreciation/amortization          95,229         440,321          21,522         557,072        464,463       1,021,535

SEPTEMBER 30, 2001

Earned administrative fee    $  4,951,752    $  3,788,346    $    667,281    $  9,407,379   ($   141,416)   $  9,265,963
Profit (loss) from
operations                      3,133,193        (802,319)       (125,828)      2,205,046     (1,364,606)        840,440
Pretax income (loss)            2,291,301      (1,289,763)       (233,953)        767,585        220,862         988,447
Net interest income                13,777           2,233          11,196          27,206        189,921         217,127
Depreciation/amortization         101,492         436,457          18,666         556,615        810,547       1,367,162


                                               Consumer                       Reportable
SIX MONTHS ENDED              Automotive       Products      International     Segments        Other          Total
                              ----------       --------      -------------     --------        -----          -----
SEPTEMBER 30, 2002

Earned administrative fee    $ 10,511,505    $  7,142,259    $  1,477,090    $ 19,130,854   ($   166,153)   $ 18,964,701
Profit (loss) from
  operations                    6,603,898         559,646          20,067       7,183,611     (5,360,786)      1,822,825
Pretax income (loss)            2,672,481        (727,519)         16,238       1,961,200        428,134       2,389,334
Net interest income                12,644           3,318           6,841          22,803        350,113         372,916
Depreciation/amortization         194,736         876,888          42,759       1,114,383        930,271       2,044,654
Total assets                   42,161,783      24,792,169       3,220,398      70,174,350      4,642,209      74,816,559

SEPTEMBER 30, 2001

Earned administrative fee    $  8,426,769    $  8,433,220    $  1,913,695    $ 18,773,684       (280,099)   $ 18,493,585
Profit (loss) from
  operations                    4,641,124      (1,224,112)        185,976       3,602,988     (2,834,914)        768,074
Pretax income (loss)            3,243,264      (2,462,484)       (116,929)        663,851        445,219       1,109,070
Net interest income                34,212           6,149          11,197          51,558        416,778         468,336
Depreciation/amortization         203,906         857,993          37,751       1,099,650      1,602,113       2,701,763
Total assets                   31,013,117      36,545,935       3,477,207      71,036,259      6,880,570      77,916,829


                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed below or elsewhere in this annual report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs,(d) regulatory or legal changes affecting the Company's business, (e) loss of business from, or significant change in relationships with, any major customer of the Company, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, (g) the ability to secure necessary capital for general operating or expansion purposes,(h) adverse outcomes of litigation,(i) the ability of Butler Financial Solutions, LLC ("Butler") to pay claims under the service contacts insured by Reliance Insurance Company ("Reliance"), (j) if any of the insurance companies which insure the service contracts marketed and administered by the Company were unable to pay the claims under the service contracts, it could have an adverse effect on the Company's business, (k) if Butler is unable to cover the claims previously insured by Reliance, or if the Company's current insurance carrier ceases to provide credit to the Company in order to fund any shortfalls required, Warrantech Automotive may ultimately be required to honor the claims under those service contracts in which Warrantech Automotive was the obligor which could have a materially adverse effect on the Company's business; since management is not able to determine the Company's potential claims liability, if any, the Company may ultimately be liable; (l) payment of the Company's "Other Receivables" in the amount of $6,660,765 by the end of the Company's fiscal year is contingent on Great American Insurance Company consummating certain transactions with third parties; and should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Net earned administrative fees for the three month period ended September 30, 2002 increased to $9,934,415 as compared to $9,265,963 for the same period last year, an increase of $668,452 or 7%. The Automotive and International segments recorded increases in net earned administrative fees, while the Consumer Products segment remained flat. The significant increases in Automotive segment net earned administrative fees were reduced by lower deferred revenues from prior periods recognized this quarter versus the same period last year.

The Automotive segment net earned administrative fees increased $574,070 or 12% to $5,525,822 for the quarter ending September 30, 2002 from the same quarter last year. A 69% increase in the number of contracts sold contributed to this increase. This increase was partially offset by higher premium cost and lower deferred revenues from prior periods recognized this quarter versus the same quarter last year.

The Consumer Products segment net earned administrative fees remained flat at $3,760,816 for the three month period ended September 30, 2002 as compared to the same period last year. Sales increases from the segment's top five customers was partially offset by the loss of a customer and from lower deferred revenues from prior periods recognized this quarter versus the same quarter last year.

The International segment net earned administrative fees increased to $760,817 for the three month period ended September 30, 2002 from $667,281 for the same period a year ago. The loss of a large customer in Chile was partially offset by increased market penetration from existing customers in both Chile and Puerto Rico.

Service, selling and general and administrative expenses (SG&A) for the three months ended September 30, 2002 were flat at $7,894,879 as compared to $7,882,693 for the three months ended September 30, 2001, excluding an $824,332 legal settlement the Company received in the prior year quarter. Legal fees were $820,056 higher for the three months ended September 30, 2002 as compared to the prior year quarter, primarily due to ongoing litigation expenses related to several lawsuits. The decrease in SG&A expenses, excluding legal expenses, reflects the Company's improved call center technologies, and cost containment measures. Total employee and payroll related costs were down 6.6% from $4,840,313 in the quarter ended September 30, 2001 to $4,521,704 in the current quarter. Outside services, including consulting fees, were down $218,602 or 38% from $590,489 in the quarter ended September 30, 2001 to $371,887 in the current quarter and telephone expenses were reduced 40% from $662,818 in the quarter ended September 30, 2001 as compared to $396,266 in the current quarter.

Depreciation and amortization expenses were reduced by $345,627 to $1,021,535 for the three months ended September 30, 2002 as compared to $1,367,162 for the same period last year. Depreciation and amortization decreased as a result of the Company's assets maturing and contributed by the Company's continued reduction of capital expenditures for the past few years.

Income from operations for the second fiscal quarter 2003 was $1,018,001 as compared to an $840,440 for the second fiscal quarter 2002, as the Company's Automotive segment increased its volumes and the Company lowered its depreciation and amortization expense.

Other income for the three months ended September 30, 2002 was $336,552 as compared to $148,007 for the three months ended September 30, 2001. The increase was primarily due to interest earned on the Butler note receivable and a rebate from the use of the Company's purchase card.

Net income for the three months ended September 30, 2002 was $888,046 or $0.06 per diluted share compared to a net income of $548,247 or $0.04 per diluted share for the comparable period last year; a 62% increase. This change is the result of factors described above.

SIX MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2001

Net earned administrative fees for the six month period ended September 30, 2002 increased to $18,964,701 as compared with $18,493,585 for the same period last year, an increase of $471,116 or 3%. Increases in Automotive segment net earned administrative fees were reduced by lower deferred revenues from prior periods recognized in the first six months of fiscal 2003 versus the same period in fiscal 2002.

The Automotive segment net earned administrative fees increased $2,084,736 or 25% to $10,511,505 for the six month ending September 30, 2002 from the same quarter last year. A 56% increase in the number of contracts sold contributed to this increase. The increase generated by higher volume was partially offset by higher premium cost and lower deferred revenues from prior periods recognized in the first six months of fiscal 2003 versus the same period last year.

The Consumer Products segment net earned administrative fees decreased $1,290,961 or 15% to $7,142,259 for the six month period ended September 30, 2002 as compared to $8,433,220 for the same period last year. The change was primarily attributed to lower deferred revenues from prior periods recognized in the current fiscal year versus the same period in the prior year.

The International segment net earned administrative fees decreased to $1,477,090 for the six month period ended September 30, 2002 from $1,913,695 for the same period a year ago. The loss of a large customer in Chile was partially offset by increased market penetration from existing customers in Puerto Rico.

SG&A for the six months ended September 30, 2002 decreased to $15,097,222 as compared to $15,848,080 for the six months ended September 30, 2001, excluding an $824,332 legal settlement the Company received in the prior year. Legal fees were $1,191,833 higher for the six months ended September 30, 2002 as compared to the six months ended September 30, 2001, primarily due to ongoing litigation expenses related to several lawsuits. The decrease in SG&A expenses reflects the Company's improved call center technologies, and cost containment measures. Total employee and payroll related costs were down 6% from $9,509,044 for the six months ended September 30, 2001 to $8,901,988 for the six months ended September 30, 2002. Outside services, including consulting fees, were down $675,494 or 52% from $1,300,019 in the six months ended September 30, 2001 to $624,525 in the six months ended September 30, 2002 and telephone expenses were reduced 39% from $1,364,150 in the six months ended September 30, 2001 as compared to $833,437 in the six months ended September 30, 2002.

Depreciation and amortization expenses were reduced by $657,109 to $2,044,654 for the six months ended September 30, 2002 as compared to $2,701,763 for the same period last year. Depreciation and amortization decreased as a result of the Company's assets maturing and contributed by the Company's continued reduction of capital expenditures for the past few years.

Income from operations for the six month ended September 30, 2002 was $1,822,825 as compared to a $768,074 for the same period in 2001, as the Company's Automotive segment increased its volumes and the Company reduced its depreciation and amortization expense.

Other income for the six months ended September 30, 2002 was $566,509 as compared to $340,996 for the six months ended September 30, 2001. The increase was primarily due to interest earned on the Butler note receivable and a rebate from the use of the Company's purchase card.

Net income for the six months ended September 30, 2002 was $1,597,927 or $0.10 per diluted share as compared to a net income of $679,470 or $0.04 per diluted share for the comparable period last year; a 135% increase. This change is the result of factors as described above.

LIQUIDITY AND FINANCIAL RESOURCES

During the six months ended September 30, 2002, the Company had a net decrease in cash and cash equivalents of $3,920,112, which was primarily used in operating activities to fund working capital. Working capital was a negative $809,952 at September 30, 2002 compared to a negative $1,656,179 at March 31, 2002. The Company believes that internally generated funds, resulting primarily from reducing its average days outstanding accounts, the $3 million line of credit secured from GIAC and the payment of the $6,660,765 other receivable which the Company anticipates receiving pursuant to the GAIC agreement described below, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

On October 9, 2002 the Company executed an agreement with Great American Insurance Company ("GAIC") that will provide it with extended payment terms and a $3 million line of credit ("GAIC Agreement"). Under the terms of the GAIC Agreement, the receivable of $6,660,765 reflected as "Other Receivables" on the Consolidated Balance Sheet will be paid to Warrantech by GAIC in the event that certain contingencies set forth in the GAIC Agreement are satisfied. While GAIC's payment of the "Other Receivable" is contingent on the consummation of a transaction to which Warrantech is not a party, and certain other contingencies set forth in the GAIC Agreement, Warrantech's management has been monitoring the negotiation of the transaction and currently expects the transaction to be completed and the receivable amount to be paid by the end of fiscal 2003. All of the Company's obligations to GAIC pursuant to the GAIC Agreement are secured with the Company's accounts receivable.

If the proceeds acquired by GAIC from RWC are not sufficient to cover the RWC claims obligations, Warrantech will use its restricted cash to indemnify GAIC for any further obligations which GAIC incurs to pay the RWC claims obligations and to fund further loans to Butler covering Butler's obligations under the Reliance claims obligations. (See Notes to the Condensed Consolidated Financial Statements.) The Reliance claims obligations as well as the RWC obligations, are covered under the Butler arrangement described in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

In consideration of GAIC entering into the GAIC Agreement, Warrantech granted GAIC an option to purchase up to 1,650,000 common shares of Warrantech Corporation at an exercise price of $2 per share. The option is exercisable no earlier than January 1, 2006 nor later than December 31, 2006 and does not contain antidilution provisions. In the event that Warrantech stock does not trade above $2 per share for 10 consecutive trading days prior to January 1, 2004, the exercise price will be reduced automatically to $1 per share.

The Company has entered into a new ten year office lease during the second quarter of fiscal 2003 and, in the third quarter, will consolidate its domestic operations into one facility located in Bedford, Texas, which is within one mile of its existing facilities. As a result, the Company's rent expense will increase slightly beginning in the fourth fiscal quarter, which will be partially offset by efficiencies gained in some personnel and telephone costs.

As a condition of obtaining the office lease, the Company negotiated an irrevocable standby letter of credit in the amount of $750,000 expiring in January 2004. In conjunction with the letter of credit, the Company entered into a collateral pledge agreement with a financial institution and transferred long-term investments to a trust account in amounts sufficient to support the letter of credit.

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the six months ended September 30, 2002 was $69,873 as compared to $202,377 during the six months ended September 30, 2001. The Company anticipates that amounts to be financed in the remaining half of fiscal 2003 are expected to increase, due to the Company's move into its new facilities.

On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of the Board of Directors, exercised options to purchase an aggregate of 3,000,000 shares of Common Stock in consideration for the delivery of secured recourse promissory notes totaling $8,062,500 with interest payable over three years at an annual interest rate of 6%. On March 22, 1999, Mr. San Antonio signed an additional promissory note for $595,634, the amount funded by the Company for payroll taxes payable by him as a result of his exercise of these options.

In February 2000, the Company agreed to restructure the loans to Messrs. Tweed and White by capitalizing the interest due and extending the loan maturity date from July 5, 2001 until January 31, 2005. Interest on the restructured loans accrued annually at the applicable federal rate of 6.2%. Under the restructuring, interest first became payable on the third anniversary of the restructuring and was payable annually thereafter. In July 2002, the Company extended the loan maturity dates until February 1, 2007 (the "loan extension"). The interest, which accrued on the notes up to the time of the loan extension, was added to the principal of the notes. The new principal amount of Mr. Tweed's note is $3,189,675 and of Mr. White's note is $2,912,430. The applicable federal interest rate on the notes following the loan extension is 4.6%. Under the loan extension, interest on the notes will accrue until February 1, 2005 and, at that time, the accrued interest will be added to the principal of the notes. Interest on the new principal amounts will thereafter become payable annually until maturity.

In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the now applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note is $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $223,460 interest, which accrued on the note during the fiscal year 2002, and the $230,460 of interest, which accrued from February 1, 2001 through March 31, 2001, was forgiven and charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

The effects of inflation have not been significant to the Company.

During the quarter ending September 30, 2002, the foreign currency valuation in Chile decreased and resulted in an $111,902 unrealized loss to comprehensive income for foreign currency translation adjustments. There is the risk that the foreign currency value will continue to decline, resulting in further unrealized losses to comprehensive income.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2002, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following lists some of the Company's critical accounting policies impacted by judgments, assumptions and estimates.

REVENUE RECOGNITION

The Company's revenue recognition policy is segregated into two distinct methods depending on whether the Company, a third party or the retailer/dealer is designated as the obligor on the service contract sale.

Dealer/third party obligor service contracts are sales in which the retailer/dealer or a third party is designated as the obligor. For these service contract sales, the Company uses the proportional performance method to recognize revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred. Sales of dealer/third party obligor service contracts are reflected in gross revenues net of premiums paid to insurance companies.

Administrator obligor service contracts are sales in which Warrantech is designated as the obligor. For these service contract sales, the Company recognizes revenues over the life of the contract on a straight-line basis, unless sufficient, company-specific, historical evidence indicates that the cost of performing services under these contracts are incurred on other than a straight-line basis. In determining the amount of revenue to recognize on administrative obligor contracts, the Company utilizes the historical data bases to estimate Company specific historical claims experience over the life of the contract.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company continually determines if a permanent impairment of its long-lived assets has occurred and the write-down of the assets to their fair values and charge current operations for the measured impairment is required.

INCOME TAXES

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2002, the Company had deferred tax assets of $4,210,815, net of a valuation allowance of approximately $550,000 based on projected net loss carryforwards. For further discussion, see Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

As of September 30, 2002, the Company did not have any derivatives, debt or hedges outstanding and as such is no t subject to interest rate risk. The Company does maintain investments in fixed rate municipal bonds. As interest rates fluctuate, the value of the bonds increase or decrease accordingly. The Company adjusts the carrying value for the bonds to market rate each quarter. Due to the limited amount of investments and the short term nature of the investment, the Company considers its interest rate risk to be insignificant to its results of operations and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are primarily responsible for the accuracy of the financial information that is presented in the Quarterly Report. Each of them has, within 90 days of the filing date of this quarterly report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

INTERNAL CONTROLS

To meet their responsibility for financial reporting, the CEO and CFO have established internal controls and procedures, which they believe, are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the independent accountants to support their audit work. In addition, the

Company's Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

There were no significant changes in Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the CEO's and CFO's most recent evaluation.

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

ACE provided Warrantech with its Preliminary Statement, an arbitration panel was appointed and an arbitration schedule was agreed upon. Following an extended standstill period during which the parties engaged in various discussions, a new discovery schedule was agreed to and the parties are proceeding with discovery according to that schedule. It is currently anticipated that the actual arbitration will take place in the first or second quarter of 2003.

MICHAEL A. BASONE

Mr. Basone is a former Executive Vice President and Chief Operating Officer of Warrantech, having resigned in February 2000. Several months after resigning, Mr. Basone contacted the Company through his attorney and claimed that the Company's conduct was such that he was forced to resign. For this alleged "constructive termination" without cause, Mr. Basone sought an amount equal to what he would have received had he completed the term of his employment agreement. The Company believes this assertion is completely without merit and has rejected Mr. Basone's demand for payment. Mr. Basone has filed a Demand for Arbitration with the American Arbitration Association that seeks damages in the amount of $300,000. An arbitration hearing was held on May 13 - 14, 2002 and, on July 31, 2002, the arbitrator issued his decision. The arbitrator has denied Mr. Basone's claim and has held that wages withheld by Warrantech shall be applied to offset amounts owed to Warrantech by Mr. Basone pursuant to a promissory note. Each party will be responsible for its own attorney's fees and for one-half of the costs of the arbitrator.

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

The amount sought by Market West under its initial claim was approximately $225,000. Warrantech believed that if the claim were successful, substantially all of the amount that is awarded to Market West would be owed by the insurers that underwrote the liability. Following removal of the lawsuit to federal court, Market West attempted to have a national class of plaintiffs certified. The class certification petition was denied by the court and Market West was directed to proceed with its individual claim. Market West then entered into settlement discussions with Warrantech and a settlement agreement was recently executed. Under this agreement, Warrantech's maximum exposure is less than one-half of the amount originally sought and will be further reduced as Warrantech processes valid claims through the appropriate underwriters.

LLOYD'S UNDERWRITERS

Certain Underwriters at Lloyd's, London and Other Reinsurers Subscribing to Reinsurance Agreements F96/2992/00 and No. F97/2992/00 v. Warrantech Corporation, Warrantech Consumer Product Services, Inc. and Warrantech Help Desk, Inc., District Court of Tarrant County, Texas, 17th Judicial District.

During the period that Houston General was the underwriter of certain of Warrantech's programs, it reinsured certain of the underwritten risks with one or more Lloyd's insurance syndicates. At some point thereafter, Houston General commenced an arbitration against the Lloyd's syndicates seeking to recover approximately $46,000,000 under the reinsurance treaties with respect to claims previously paid by Houston General on warranty claims submitted by customers under the Warrantech programs. The Warrantech entities n were not parties in the arbitration but were the subject of extensive discovery by each of Houston General and the Lloyd's syndicates. The arbitration concluded in August 2002 with an award of approximately $39,000,000 in favor of Houston General.

Although Warrantech has not been provided with a copy of the arbitrators' decision, the award supports the assertions of Houston General with respect to the validity of the claims that it paid. Warrantech was not involved in the selection of these re-insurers, has no contractual relationship with them, and has had no reporting or other obligation to them. Despite these facts, the Lloyd's syndicates now seek to recover some portion of the arbitration award from the Warrantech entities on two theories of liability. The first is that, at the time certain claims were presented to Houston General for payment, the Warrantech entities either fraudulently or negligently represented to Houston General that such claims were valid. The second is that the Warrantech entities intentionally failed to comply with their legal obligations to cooperate with the parties during the discovery process for the arbitration. No specific demand for damages is contained in the complaint. At this time, the litigation is in the earliest stages of discovery.

The Company believes that the ongoing actions described above are without merit and it intends to defend them vigorously. Since it is not able to estimate accurately its potential liability in either of them, no reserves for potential liabilities have been provided for these actions.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

(a) On October 8, 2002, the Annual Meeting of the Stockholders of the Company was held in New York City, New York, for the purpose of electing a Board of Directors. There were no solicitations in the opposition to management's nominees for director as listed in the proxy statement.

(c) Each of the directors nominated by the Board (which number constitutes the entire Board of the Company) and listed in proxy statement was elected with the votes as follows:

                  NOMINEES                 SHARES FOR     SHARES WITHHELD
                  --------                 ----------     ---------------

            Joel San Antonio               13,809,440         73,145
            William Tweed                  13,808,950         73,635
            Jeff J. White                  13,808,800         73,785
            Lawrence Richenstein           13,809,800         72,785
            Gordon A. Paris                13,909,950         72,635
            Ronald Glime                   13,808,950         73,635
            Richard Rodriguez              13,808,950         73,635

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6(A). EXHIBITS

      4(a)  - Amendment No. 2, dated October 8, 2002, to the 1998 Employee
              Incentive Stock Option Plan of the Company, as amended and restated, effective September 25, 2001.

     10(a) - Promissory Note agreement and pledge, as amended July 24, 2002 between the Company and Mr. William Tweed.

     10(b) - Promissory Note agreement and pledge, as amended, July 24, 2002 between the Company and Joel San Antonio.

     10(c) - Promissory Note agreement and pledge, as amended July 24, 2002 between the Company and Mr. Jeff J. White.

     10(d) - Summary of lease for real property dated July 10, 2002 between the Company and 121 Airport Centre II, LP.

     10(e)  - Security Agreement between the Company and Great American
              Insurance Company dated October 1, 2002.

     10(f)  - Support Agreement between the Company and Great American Insurance
              Company dated October 1, 2002.

     10(g)  - Employment agreement between the Company and James F.
              Morganteen dated January 1, 2002.

     10(h) - Schedule 10 (h) identifying contracts that are substantially similar to Exhibit 10 (g), the Employment Agreement between the Company and James F. Morganteen, in all material respects except as to the parties thereto, the dates of execution, or other details.

     99(a)  - CEO Certification Pursuant to 18 U.S.C. Section 1350

     99(b)  - CFO Certification Pursuant to 18 U.S.C. Section 1350

ITEM 6(B). REPORTS ON FORM 8-K

           None

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Joel San Antonio, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Warrantech
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                   /s/ Joel San Antonio
                                          -------------------------------------
                                          Joel San Antonio
                                          Chairman, Chief Executive Officer and
                                          Director

                  CERTIFICATION OF CHIEF FINANCIAL OFFICER PER
                      SECTION 302 OF THE SARBANES-OXLEY ACT

I, Richard F. Gavino, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Warrantech
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ Richard F. Gavino
                                          -------------------------------------
                                          Richard F. Gavino
                                          Executive Vice President, Chief
                                          Financial Officer and Accounting
                                          Officer and Treasurer

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WARRANTECH CORPORATION
                                          --------------------------------------
                                          (Registrant)

                                          /s/ Richard F. Gavino
                                          --------------------------------------
                                          Richard F. Gavino - Executive Vice
                                          President, Chief Financial Officer,
                                          Chief Accounting Officer and Treasurer
                                          (Chief Financial Officer and Duly
                                          Authorized Officer)


Dated: November 14, 2002

                                  EXHIBIT INDEX

 Exhibit
  Number   Description                                                      Page
 -------   -----------                                                      ----

    4(a) - Amendment No. 2, dated October 8, 2002, to the 1998 Employee
           Incentive Stock Option Plan of the Company, as amended and
           restated, effective September 25, 2001.                             1

   10(a) - Promissory Note agreement and pledge, as amended July 24, 2002
           between the Company and Mr. William Tweed.                          2

   10(b) - Promissory Note agreement and pledge, as amended, July 24,
           2002 between the Company and Joel San Antonio.                      3

   10(c) - Promissory Note agreement and pledge, as amended July 24, 2002
           between the Company and Mr. Jeff J. White.                          6

   10(d) - Summary of lease for real property dated July 10, 2002 between
           the Company and 121 Airport Centre II, LP.                          9

   10(e) - Security Agreement between the Company and Great American
           Insurance Company dated October 1, 2002.                           10

   10(f) - Support Agreement between the Company and Great American
           Insurance Company dated October 1, 2002.

   10(g) - Employment agreement between the Company and James F.
           Morganteen dated January 1, 2002.                                  25

   10(h) - Schedule 10 (h) identifying contracts that are substantially similar to Exhibit 10 (g), the Employment Agreement between the Company and James F. Morganteen, in all material respects except as to the parties thereto, the dates of execution, or other details. 33

   99(a) - CEO Certification Pursuant to 18 U.S.C. Section 1350               34

   99(b) - CFO Certification Pursuant to 18 U.S.C. Section 1350               35