Form 10-Q
period 2002-12-31
WARRANTECH CORP
filed 2003-02-11
CIK 735571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                           ---------------------------

(Mark One)

[ X ]                               FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 2002
                                               -----------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[  ]                 OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from                      to
                                    --------------------    -------------------

     Commission File Number                  0-13084
                           ----------------------------------------------------

                             WARRANTECH CORPORATION
     --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  13-3178732
     --------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      2220 Highway 121, Suite 100 Bedford, TX                     76021
     --------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code    (800) 544-9510
                                                       ------------------------

 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at January 31, 2003
----------------------------------------        --------------------------------
Common stock, par value $.007 per share                 15,318,353 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                                     Page No.
                                                                                     --------
                         PART I - Financial Information:

  Item 1:  Financial Statements


      Condensed Consolidated Statements of Operations -
             For the Three Months and Nine Months Ended
             December 31, 2002 and 2001 (Unaudited)................................      3

      Condensed Consolidated Balance Sheets at December 31, 2002
             (Unaudited) and March 31, 2002........................................      4

      Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended December 31, 2002
             and 2001 (Unaudited)...................................................     6

      Notes to Condensed Consolidated Financial Statements (Unaudited).............      7

  Item 2:  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ........................     11

  Item 3: Quantitative and Qualitative Disclosures about Market Risk ..............     17

  Item 4:  Controls and Procedures.................................................     17


                          PART II - Other Information

  Item 1:  Legal Proceedings.......................................................     18

  Item 2:  Changes in Securities...................................................     20

  Item 3:  Defaults Upon Senior Securities.........................................     20

  Item 4:  Submission of Matters to a Vote of Security Holders.....................     20

  Item 5:  Other Information.......................................................     20

  Item 6:  Exhibits and Reports on Form 8-K........................................     20

  Certification of Financial Report................................................     21

  Signature .......................................................................     23


ITEM 1. FINANCIAL STATEMENTS


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended              For the Nine Months Ended
                                                           December 31,                           December 31,
                                                ----------------------------------   --------------------------------------
                                                     2002               2001               2002                 2001
                                                ----------------   ---------------   ------------------   -----------------
Earned administrative fee (net of amortization       $9,339,050        $8,549,955          $28,303,751         $27,043,540
of deferred costs)
Costs and expenses
   Service, selling, and general and
   administrative                                     7,404,622         7,394,418           22,501,844          23,242,498
   Legal settlement                                           -                 -                    -            (824,332)
   Depreciation and amortization                        835,427           737,360            2,880,081           3,439,123
                                                ----------------   ---------------   ------------------   -----------------
Total costs and expenses
                                                      8,240,049         8,131,778           25,381,925          25,857,289
                                                ----------------   ---------------   ------------------   -----------------

Income from operations                                1,099,001           418,177            2,921,826           1,186,251
Other income                                            228,900           357,627              795,409             698,623
                                                ----------------   ---------------   ------------------   -----------------


Income before provision for income taxes              1,327,901           775,804            3,717,235           1,884,874
Provision for income taxes                              306,049           284,600            1,097,456             714,200
                                                ----------------   ---------------   ------------------   -----------------

Net income                                           $1,021,852          $491,204           $2,619,779          $1,170,674
                                                ================   ===============   ==================   =================

Earnings per share:
Basic                                                     $0.07             $0.03                $0.17               $0.08
                                                ================   ===============   ==================   =================

Diluted                                                   $0.07             $0.03                $0.17               $0.08
                                                ================   ===============   ==================   =================


Weighted average number of shares outstanding:
Basic                                                15,359,337        15,243,095           15,341,936          15,221,757
                                                ================   ===============   ==================   =================
Diluted                                              15,643,719        15,243,095           15,484,687          15,221,757
                                                ================   ===============   ==================   =================



     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           (Unaudited)
                                                                           December 31      March 31,
                                                                               2002            2002
                                                                           -------------  --------------
 A S S E T S
 -----------
 Current assets:
 Cash and cash equivalents                                                   $3,258,656      $7,033,448

 Investments in marketable securities                                           693,652         954,653
 Accounts receivable, (net of allowances of $163,366 and $256,019,
 respectively)                                                               22,775,967      18,442,135
 Other receivables, net                                                      12,116,857       4,931,749
 Income tax receivable                                                                -       1,129,076
 Deferred income taxes                                                        1,582,100       2,653,000
 Prepaid expenses and other current assets                                    1,059,929         600,944
                                                                           -------------  --------------
    Total current assets                                                     41,487,161      35,745,005
                                                                           -------------  --------------

 Property and equipment, net                                                  8,646,736       9,299,713

 Other assets:
 Excess of cost over fair value of assets acquired
 (net of accumulated amortization of $5,825,405)                              1,637,290       1,637,290
 Deferred income taxes                                                        2,329,315       2,329,315
 Deferred direct costs                                                       13,121,964      22,570,930
 Investments in marketable securities                                         1,720,616       1,376,619
 Restricted cash                                                                825,000         825,000
 Split dollar life insurance policies                                         1,025,171         904,172
 Notes receivable                                                             3,788,071       2,818,639
 Other assets                                                                    51,324          44,546
                                                                           -------------  --------------
           Total other assets                                                24,498,751      32,506,511

                                                                           -------------  --------------
                     Total Assets                                           $74,632,648     $77,551,229
                                                                           =============  ==============




      See accompanying notes to condensed consolidated financial statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                 (Unaudited)
                                                                 December 31     March 31,
                                                                     2002           2002
                                                                -------------  --------------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 Current liabilities:
 Current maturities of long-term debt and capital lease
 obligations                                                        $636,711        $801,788
 Insurance premiums payable                                       32,847,847      26,470,265
 Income taxes payable                                                 99,153               -
 Accounts and commissions payable                                  6,381,011       6,960,465
 Accrued expenses and other current liabilities                    3,843,572       3,168,666
                                                                -------------  --------------
    Total current liabilities                                     43,808,294      37,401,184
                                                                -------------  --------------

 Deferred revenues                                                22,319,528      33,559,379

 Long-term debt and capital lease obligations                        587,682         957,159

 Deferred rent payable                                               106,077         190,260
                                                                -------------  --------------
    Total liabilities                                             66,821,581      72,107,982
                                                                -------------  --------------

 Commitments and contingencies

 Stockholders' equity:
    Preferred stock - $.0007 par value authorized - 15,000,000
 Shares
      issued  - none at December 31, 2002 and March 31, 2002         -               -
    Common stock - $.007 par value authorized - 30,000,000
 Shares
      issued  - 16,530,324 shares at December 31, 2002 and
      16,525,324 shares at March 31, 2002                            115,714         115,679
    Additional paid-in capital                                    23,748,009      23,745,944
    Loans to directors and officers                              (10,391,920)    (10,163,875)
    Accumulated other comprehensive income, net of taxes             (78,546)        (52,028)
    Retained earnings (deficit)                                   (1,358,053)     (3,977,832)
                                                                -------------  --------------
                                                                  12,035,204       9,667,888
 Treasury stock - at cost, 1,211,969 shares at December 31,
 2002 and 1,212,159 shares at March 31, 2002                      (4,224,137)     (4,224,641)
                                                                -------------  --------------
         Total Stockholders' Equity                                7,811,067       5,443,247
                                                                -------------  --------------

                                                                -------------  --------------
         Total Liabilities and Stockholders' Equity              $74,632,648     $77,551,229
                                                                =============  ==============




     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For the Nine Months Ended
                                                                             December 31,
                                                             --------------------------------------------
                                                                    2002                    2001
                                                             --------------------    --------------------
Cash flows from operating activities:
  Net income                                                     $   2,619,779         $     1,170,674
  Total adjustments to reconcile net income to net cash
     provided by operating activities:                              (2,380,165)              4,621,385
                                                             --------------------    --------------------
Net cash flows provided by operating activities                        239,614               5,792,059
                                                             --------------------    --------------------


Cash flows from investing activities:
  Property and equipment purchased                                  (2,179,395)             (1,179,920)
  Purchases of marketable securities                                  (990,000)               (330,000)
  (Increase) decrease in notes receivable                              188,558                 366,037
  Proceeds from sales of marketable securities                         945,000               1,315,304
                                                             --------------------    --------------------
Net cash provided (used) by investing activities                    (2,035,837)                171,421
                                                             --------------------    --------------------

Cash flows from financing activities:
    Exercise of common stock options and stock grants                    2,100                       -
    Purchases treasury stock                                          (196,698)                      -
    Increase in notes receivable                                    (1,157,990)             (1,748,362)
    Repayments, notes and capital leases                              (625,981)               (561,087)
                                                             --------------------    --------------------
Net cash (used) by financing activities                             (1,978,569)             (2,309,449)
                                                             --------------------    --------------------

Net decrease in cash and cash equivalents                           (3,774,792)              3,654,031

Cash and cash equivalents at beginning of period                     7,033,448               3,001,924
                                                             --------------------    --------------------
Cash and cash equivalents at end of period                       $   3,258,656         $     6,655,955
                                                             ====================    ====================

Supplemental Cash Flow Information:
Cash payments (receipts) for:
   Interest                                                      $     161,501         $       163,924
                                                             ====================    ====================
   Income taxes                                                  $  (1,244,556)        $             -
                                                             ====================    ====================

Non-Cash Investing and financing activities:
    Property and equipment financed through capital leases        $      115,745       $       443,232
    Capital leases refinanced                                     $            -       $       151,727
    Increase in loans to officers and directors                   $     (228,045)      $      (249,794)
    Issuance of treasury stock for services rendered              $      197,202       $        75,927




     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                     ---------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                December 31, 2002
                                   (Unaudited)

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

     The terms of the service contracts, extended warranties and replacement contracts generally range from three (3) to eighty-four (84) months. Since the Company acts solely as a third party administrator on behalf of the dealer/clients and insurance companies, the actual repairs and/or replacements required under the agreements are performed by independent third party authorized repair facilities or dealers. The cost of these repairs is generally paid for by the insurance companies which have the ultimate responsibility for the claims or by Butler Financial Solutions, LLC ("Butler"), where Reliance Insurance Company ("Reliance") or the Company are the obligor. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumer by ensuring their claims will be paid.


2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared by management and are unaudited. These interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three months and nine months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.


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

     As of the period ended December 31, 2002, Warrantech has loaned Butler $11,949,123, including $190,277 of interest. Pursuant to the GAIC agreement (see Liquidity and Financial Resources), the Company expects to receive $8,110,178 of that amount prior to the end of fiscal 2003. This amount is reflected in "Other Receivables" on the Consolidated Balance Sheet. The remaining $3,838,945 of loans due from Butler is reflected as "Notes Receivable" on the Consolidated Balance Sheet.

     If Butler is unable to cover the claims previously insured by Reliance, or if the Company's current insurance carrier ceases to provide credit to the Company in order to fund shortfalls required, Warrantech Automotive may ultimately be required to honor the claims under those service contracts in which Warrantech Automotive was the obligor, which could have an adverse effect on the Company's business. As Butler has assumed all the obligations and since management is not able to determine the Company's potential claims liability, if any, under such contracts, the Company has not taken a reserve for claims losses for which the Company may ultimately be liable.


4.   OTHER RECEIVABLES, NET

     The nature and amounts of other receivables, net as of December 31, 2002 and March 31, 2002 are as follows:

                                                                        December 31,         March 31,
                                                                            2002                2002
                                                                      ----------------    ----------------
               Due from Reliance Warranty Corporation                      $8,110,178          $2,754,691
               Due from insurance companies/dealers                         3,575,887           1,795,972
               Employee/agent advances                                        229,570             334,198
               Other                                                          201,222              46,888
                                                                      ----------------    ----------------
               Total Other Receivables, net                               $12,116,857          $4,931,749
                                                                      ================    ================

     The Company advanced $8,110,178 and $2,754,691, at December 31, 2002 and March 31, 2002, respectively, to Butler on certain claims which it expects to receive reimbursement prior to the end of fiscal year 2003.

5.   COMPREHENSIVE INCOME

     Comprehensive income includes net income and certain items recorded directly to stockholders' equity and classified as Other Comprehensive Income. The following table illustrates the calculation of comprehensive income for the three month and nine month periods ended December 31, 2002 and 2001, respectively. During the three months ending December 31, 2002, the foreign currency rate in Chile increased and resulted in a $72,307 unrealized loss to comprehensive income for foreign currency translation adjustments.



                                                      For the Three Months Ended                  For the Nine Months Ended
                                                             December 31,                                December 31,
                                                ----------------------------------------   --------------------------------------
                                                      2002                2001                2002            2001
                                                ------------------  --------------------   ------------    -----------
Net income                                             $1,021,852           $491,204        $2,619,779     $1,170,674
Other Comprehensive Income, net of tax
   Unrealized gain (loss) on investments                 (10,086)             36,054            20,123          8,700
   Foreign currency translation adjustments                72,307           (31,915)          (46,641)        (2,052)
                                                ------------------  -----------------      ------------    -----------
Comprehensive Income                                   $1,084,073           $495,343        $2,593,261     $1,177,322
                                                ==================  =================      ============    ===========

Comprehensive income per share:                             $0.07              $0.03             $0.17          $0.08
                                                ==================  =================      ============    ===========


The components of accumulated comprehensive income, net of related tax, for the periods ended December 31, 2002 and March 31, 2001, are as follows:

                                                  December 31,         March 31,
                                                      2002                2002
                                                ------------------  --------------------
Unrealized gain/ (loss) on investments                    $24,456             $4,333
Accumulated translation adjustments                     (103,002)           (56,361)
                                                ------------------  -----------------
Accumulated other comprehensive income                  ($78,546)          ($52,028)
                                                ==================  =================


6.   EARNINGS PER SHARE

     The computations of earnings per share are as follows:


                                                      For the Three Months Ended           For the Nine Month Ended
                                                             December 31,                        December 31,
                                                   ----------------------------------    -----------------------------
                                                        2002               2001             2002             2001
                                                   ----------------   ---------------    ------------    -------------
Numerator:
   Net income applicable to common stock                $1,021,852          $491,204      $2,619,779       $1,170,674
                                                   ================   ===============    ============    =============
Denominator:
    Average outstanding shares used in the
    computation of per share earnings:
      Common Stock issued-Basic shares                  15,359,337        15,243,095      15,341,936       15,221,757
      Stock Options (treasury method)                      284,382           -               142,751           -
                                                   ----------------   ---------------    ------------    -------------
      Diluted shares                                    15,643,719        15,243,095      15,484,687       15,221,757
                                                   ================   ===============    ============    =============
Earnings Per Common Share:
   Basic                                                     $0.07             $0.03           $0.17            $0.08
                                                   ================   ===============    ============    =============
   Diluted                                                   $0.07             $0.03           $0.17            $0.08
                                                   ================   ===============    ============    =============

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

     In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the now applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note is $4,165,062. Interest will be forgiven and included as compensation as long as Mr. San Antonio continues to be employed by the Company

8.   SEGMENT INFORMATION

     The Company operates in three major business segments: Automotive, Consumer Products and International. Other includes general corporate income and expenses, inter-segment sales and expenses and other corporate assets not related to the three business segments.


                                                Consumer                     Reportable
Three Months Ended             Automotive       Products    International     Segments        Other          Total
---------------------------    -----------      ---------   -------------    ----------       ------         -----
December 31, 2002
-----------------
Earned administrative fee         $4,080,070     $4,458,680       $872,352     $9,411,102      ($72,052)     $9,339,050
Profit (loss) from operations      2,052,235      1,011,842         55,025      3,119,102    (2,020,101)      1,099,001
Pretax Income (Loss)                 614,976        452,516         53,820      1,121,312        206,589      1,327,901
Net Interest Income                   11,050          4,879            726         16,655        207,320        223,975
Depreciation/Amortization             89,623        399,608         21,721        510,952        324,475        835,427

December 31, 2001
-----------------
Earned administrative fee         $4,085,973     $4,334,599       $252,948     $8,673,520     ($123,565)     $8,549,955
Profit (loss) from operations      2,371,997        384,187      (422,394)      2,333,790    (1,915,613)        418,177
Pretax Income (Loss)               1,267,119      (221,108)      (374,944)        671,067        104,737        775,804
Net Interest Income                   15,298         38,119          6,981         60,398        136,702        197,100
Depreciation/Amortization             84,768        376,195         18,059        479,022        258,338        737,360

Nine Months Ended
-----------------------------
December 31, 2002
-----------------
Earned administrative fee        $14,591,575    $11,600,939     $2,349,442    $28,541,956     ($238,205)    $28,303,751
Profit (loss) from operations      8,656,133      1,571,488         75,092     10,302,713    (7,380,887)      2,921,826
Pretax income (loss)               3,287,457      (275,002)         69,565      3,082,020        635,215      3,717,235
Net interest income                       20        (8,818)          7,567        (1,231)        524,160        522,929
Depreciation/amortization            284,360      1,276,497         64,480      1,625,337      1,254,744      2,880,081
Total Assets                      40,231,095     25,268,416      3,314,225     68,813,736      5,818,912     74,632,648

December 31, 2001
-----------------
Earned administrative fee        $12,512,742    $12,767,819     $2,166,643    $27,447,204      (403,664)    $27,043,540
Profit (loss) from operations      7,013,121      (839,925)      (236,419)      5,936,777    (4,750,526)      1,186,251
Pretax Income (Loss)               4,510,382    (2,683,592)      (491,873)      1,334,917        549,957      1,884,874
Net Interest Income                   49,510         44,268         18,177        111,955        553,481        665,436
Depreciation/Amortization            288,674      1,234,189         55,810      1,578,673      1,860,450      3,439,123
Total Assets                      32,988,790     36,384,644      3,693,341     73,066,775      4,466,249     77,533,024


                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED BELOW OR ELSEWHERE IN THIS QUARTERLY REPORT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS. THE COMPANY MAKES SUCH FORWARD-LOOKING STATEMENTS UNDER THE PROVISIONS OF THE "SAFE HARBOR" SECTION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS REFLECT THE COMPANY'S VIEWS AND ASSUMPTIONS, BASED ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. SUCH VIEWS AND ASSUMPTIONS ARE BASED ON, AMONG OTHER THINGS, THE COMPANY'S OPERATING AND FINANCIAL PERFORMANCE OVER RECENT YEARS AND ITS EXPECTATIONS ABOUT ITS BUSINESS FOR THE CURRENT AND FUTURE FISCAL YEARS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING, BUT NOT LIMITED TO, (A) PREVAILING ECONOMIC CONDITIONS WHICH MAY SIGNIFICANTLY
DETERIORATE, THEREBY REDUCING THE DEMAND FOR THE COMPANY'S PRODUCTS AND SERVICES, (B) AVAILABILITY OF TECHNICAL SUPPORT PERSONNEL OR INCREASES IN THE RATE OF TURNOVER OF SUCH PERSONNEL, RESULTING FROM INCREASED DEMAND FOR SUCH QUALIFIED PERSONNEL, (C) CHANGES IN THE TERMS OR AVAILABILITY OF INSURANCE
COVERAGE FOR THE COMPANY'S PROGRAMS,(D) REGULATORY OR LEGAL CHANGES AFFECTING THE COMPANY'S BUSINESS, (E) LOSS OF BUSINESS FROM, OR SIGNIFICANT CHANGE IN RELATIONSHIPS WITH, ANY MAJOR CUSTOMER OF THE COMPANY, (F) THE ABILITY TO SUCCESSFULLY IDENTIFY AND CONTRACT NEW BUSINESS OPPORTUNITIES, BOTH DOMESTICALLY AND INTERNATIONALLY, (G) THE ABILITY TO SECURE NECESSARY CAPITAL FOR GENERAL OPERATING OR EXPANSION PURPOSES,(H) ADVERSE OUTCOMES OF LITIGATION,(I) IF THE DIRECTOR(S) NOTES DUE IN 2007 CANNOT BE COLLECTED, (J) IF ANY OF THE INSURANCE COMPANIES WHICH INSURE THE SERVICE CONTRACTS MARKETED AND ADMINISTERED BY THE COMPANY WERE UNABLE TO PAY THE CLAIMS UNDER THE SERVICE CONTRACTS, IT COULD HAVE AN ADVERSE EFFECT ON THE COMPANY'S BUSINESS, (K) IF BUTLER IS UNABLE TO COVER THE CLAIMS PREVIOUSLY INSURED BY RELIANCE, OR IF THE COMPANY'S CURRENT INSURANCE CARRIER CEASES TO PROVIDE CREDIT TO THE COMPANY IN ORDER TO FUND ANY SHORTFALLS REQUIRED, WARRANTECH AUTOMOTIVE MAY ULTIMATELY BE REQUIRED TO HONOR THE CLAIMS UNDER THOSE SERVICE CONTRACTS IN WHICH WARRANTECH AUTOMOTIVE WAS THE OBLIGOR WHICH COULD HAVE A MATERIALLY ADVERSE EFFECT ON THE COMPANY'S BUSINESS; SINCE MANAGEMENT IS NOT ABLE TO DETERMINE THE COMPANY'S POTENTIAL CLAIMS LIABILITY, IF ANY, THE COMPANY MAY ULTIMATELY BE LIABLE; (L) PAYMENT OF THE COMPANY'S "OTHER RECEIVABLES" IN THE AMOUNT OF $8,110,178 BY THE END OF THE COMPANY'S FISCAL YEAR THAT IS CONTINGENT ON GREAT AMERICAN INSURANCE COMPANY CONSUMMATING CERTAIN TRANSACTIONS WITH THIRD PARTIES; AND SHOULD ONE OR MORE OF THESE OR ANY OTHER RISKS OR UNCERTAINTIES MATERIALIZE OR DEVELOP IN A MANNER ADVERSE TO THE COMPANY, OR SHOULD THE COMPANY'S UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS OF OPERATIONS, CASH FLOWS OR THE COMPANY'S FINANCIAL CONDITION MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR EXPECTED.

Results of Operations
---------------------

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2001

Gross Revenues for the quarter ended December 31, 2002 were $37,386,939 compared to $29,516,536 for the same period last year, increasing 27%. All business segments reported increased gross revenues for the three month quarter ended December 31, 2002 versus the same period last year.

Net earned administrative fees are gross revenues less the combined sum of premiums, commissions, sales allowances and deferred revenue. For the three month period ended December 31, 2002, net earned administrative fees increased to $9,339,050 as compared to $8,549,955 for the same period last year, an increase of $789,095 or 9%. The Consumer Products and International segments recorded increases in net earned administrative fees, while the Automotive segment remained flat.

Although the Automotive segment net earned administrative fees from existing customers was up $351,292 for the quarter ending December 31, 2002 compared to the same quarter last year, it was offset by lower deferred revenues from prior periods recognized this quarter versus the same quarter last year of $357,195.

The Consumer Products segment net earned administrative fees increased $124,081 to $4,458,680 for the three month period ended December 31, 2002 as compared to $4,334,599 for the same period last year. Gross revenue increases from the segment's top five customers were partially offset by the loss of a customer and from lower deferred revenues from prior periods recognized this quarter versus the same quarter last year.

The International segment net earned administrative fees increased to $872,352 for the three month period ended December 31, 2002 from $252,948 for the same period a year ago. Increased market penetration from existing customers in South America offset the loss of a large customer in Chile. Puerto Rico net earned administrative fees increased 32% during the quarter on the strength of increased market penetration from existing automotive customers.

Service, selling and general and administrative expenses (SG&A), for the three months ended December 31, 2002 were flat at $7,404,622 as compared to $7,394,418 for the three months ended December 31, 2001. Legal fees were $139,669 higher for the three months ended December 31, 2002 as compared to the prior year quarter, primarily due to ongoing litigation expenses related to several lawsuits. Reflecting the Company's continued cost containment measures, consulting fees were down $379,709 or 64% from $595,400 in the quarter ended December 31, 2001 to $215,691 in the current quarter and telephone expenses were reduced 42% from $604,815 in the quarter ended December 31, 2001 as compared to $347,027 in the current quarter.

Depreciation and amortization expenses increased by $98,067 to $835,427 for the three months ended December 31, 2002 as compared to $737,360 for the same period last year.

Income from operations for the third fiscal quarter 2003 was $1,099,001 as compared to $418,177 for the third fiscal quarter 2002, as the Company's
Consumer Products and International segments increased their volumes and net earned administrative fees.

Other income for the three months ended December 31, 2002 was $228,900 as compared to $357,627 for the three months ended December 31, 2001. The decrease was primarily due to the receipt of a rebate from the use of the Company's purchase card in the quarter ended December 31, 2001.

Net income for the three months ended December 31, 2002 was $1,021,852 or $0.07 per diluted share as compared to net income of $491,204 or $0.03 per diluted share for the comparable period last year; a 108% increase. This change is the result of factors as described above

NINE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2001

Gross Revenues for the nine months ended December 31, 2002 were $109,745,414 compared to $84,054,968 for the same period last year, increasing 31%. Automotive, Consumer Products and International segments reported increased gross revenues of 45%, 3% and 18% respectively, in the nine months period ended December 31, 2002 over the same period last year.

Net earned administrative fees are gross revenues less the combined sum of premiums, commissions, sales allowances and deferred revenue. Net earned administrative fees for the nine month period ended December 31, 2002 increased to $28,303,751 as compared with $27,043,540 for the same period last year, an increase of $1,260,211 or 5%. A 45% increase in the Automotive segment gross revenue was reduced by lower deferred revenues from prior periods recognized in the first nine months of fiscal 2003 versus the same period in fiscal 2002.

The Automotive segment net earned administrative fees increased $2,078,833 or 17% to $14,591,575 for the nine month ending December 31, 2002 from the same period last year. A 46% increase in the number of contracts sold contributed to this increase. The increase generated by higher volume was partially offset by higher premium cost and lower deferred revenues from prior periods recognized in the nine months ended December 31, 2002 versus the same period last year.

The Consumer Products segment net earned administrative fees decreased $1,166,880 or 9% to $11,600,939 for the nine month period ended December 31, 2002 as compared to $12,767,819 for the same period last year. The change was primarily attributed to lower deferred revenues from prior periods recognized in the current fiscal year versus the same period in the prior year.

The International segment net earned administrative fees increased to $2,349,442 for the nine month period ended December 31, 2002 from $2,166,643 for the same period a year ago. Increased market penetration from existing customers in South America and Puerto Rico offset the loss of a large customer in Chile.

SG&A for the nine months ended December 31, 2002 were down 3% to $22,501,844 as compared to $23,242,498 for the nine months ended December 31, 2001, excluding an $824,332 legal settlement the Company received in the prior year. Increased legal expenses of $1,771,747 for the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001, primarily due to ongoing litigation expenses related to several lawsuits were offset by lower employee cost and telephone cost this year. Reflecting the Company's continued cost containment measures, employee costs were down $575,170 or 4% from $13,776,370 in the nine months ended December 31, 2001 to $13,201,200, while telephone expenses were reduced 40% or $788,500 from $1,968,964 in the nine months ended December 31, 2001 as compared to $1,180,464 in the nine months ended December 31, 2002.

Depreciation and amortization expenses were reduced by $559,042 to $2,880,081 for the nine months ended December 31, 2002 as compared to $3,439,123 for the same period last year. The decrease in depreciation and amortization is the result of the Company's assets maturing and continued reduction of capital expenditures for the past few years.

Income from operations for the nine month ended December 31, 2002 was $2,921,826 as compared to a $1,186,251 for the same period in 2001, as the Company's Automotive segment increased its volumes and the Company reduced its depreciation and amortization expense.

Other income for the nine months ended December 31, 2002 was $795,409 as compared to $698,623 for the nine months ended December 31, 2001. The increase was primarily due to interest earned on the Butler note receivable.

Net income for the nine months ended December 31, 2002 was $2,619,779 or $0.17 per diluted share as compared to net income of $1,170,674 or $0.08 per diluted share for the comparable period last year; a 224% increase. This change is the result of factors as described above.

Liquidity and Financial Resources
---------------------------------

During the nine months ended December 31, 2002, the Company had a net decrease in cash and cash equivalents of $3,774,792. Working capital was a negative $2,321,133 at December 31, 2002 compared to a negative $1,656,179 at March 31, 2002. The Company believes that internally generated funds, resulting primarily from maintaining its average days outstanding accounts, the $3 million line of credit secured from GAIC and the payment of the $8,110,178 other receivable (which the Company anticipates receiving pursuant to the GAIC agreement described below), will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

On October 9, 2002, the Company executed an agreement with Great American Insurance Company ("GAIC") that will provide it with extended payment terms and a $3 million line of credit ("GAIC Agreement"). Under the terms of the GAIC Agreement, the receivable of $8,110,178 reflected in "Other Receivables" on the Consolidated Balance Sheet will be paid to Warrantech by GAIC in the event that certain contingencies set forth in the GAIC Agreement are satisfied. While GAIC's payment of the "Other Receivable" is contingent on the consummation of a transaction to which Warrantech is not a party, and certain other contingencies set forth in the GAIC Agreement, Warrantech's management has been monitoring the negotiation of the transaction and currently expects the transaction to be completed and the receivable amount to be paid by the end of fiscal 2003. All of the Company's obligations to GAIC pursuant to the GAIC Agreement are secured with the Company's accounts receivable.

If the proceeds acquired by GAIC from RWC are not sufficient to cover the RWC ("Reliance Warranty Corporation") claims obligations, Warrantech will use its restricted cash to indemnify GAIC for any further obligations which GAIC incurs to pay the RWC claims obligations and to fund further loans to Butler covering Butler's obligations under the Reliance claims obligations. (See Notes to the Condensed Consolidated Financial Statements.) The Reliance claims obligations as well as the RWC obligations, are covered under the Butler arrangement described in Note 3 of the Notes to the Condensed Consolidated Financial Statements.

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

The Company entered into a new ten year office lease during the second quarter of fiscal 2003 and consolidated its domestic operations into one facility located in Bedford, Texas, which is within one mile of its former facilities. As a result, the Company's rent expense will increase slightly beginning in the fourth fiscal quarter, which will be partially offset by efficiencies gained in some personnel and telephone costs.

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

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through
lease/purchase   transactions.   The  total  amount   financed   through   these
transactions during the nine months ended December 31, 2002 was $115,745 as compared to $443,232 during the nine months ended December 31, 2001. The Company anticipates that amounts to be financed in the remainder of fiscal 2003 are expected to increase, due to the Company's move into its new facilities.

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

Critical Accounting Policies
----------------------------

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

Impairment of Long-lived Assets

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company continually determines if a permanent impairment of its long-lived assets has occurred and the write-down of the assets to their fair values and charge current operations for the measured impairment is required.

Income Taxes

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2002, the Company had deferred tax assets of $3,911,415, net of a valuation allowance of approximately $473,130 based on projected net loss carryforwards. For further discussion, see Note 11 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

As of December 31, 2002, the Company did not have any derivatives, debt or hedges outstanding and as such is not subject to interest rate risk. The Company does maintain investments in fixed rate municipal bonds. As interest rates fluctuate, the values of the bonds increase or decrease accordingly. The Company adjusts the carrying value for the bonds to market rate each quarter. Due to the limited amount of investments and the short term nature of the investment, the Company considers its interest rate risk to be insignificant to its results of operations and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

The Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are primarily responsible for the accuracy of the financial information that is presented in the Quarterly Report. Each of them has, within 90 days of the filing date of this report evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

Internal Controls
-----------------

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ACE Property and Casualty Insurance Company
-------------------------------------------

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

After a lengthy standstill period, the parties have resumed discovery in preparation for the arbitration hearing. At this time, no date has been set for the arbitration. The parties have engaged in exploratory settlement discussions but, as of the date of this filing, no definitive agreement has been reached and it is too early to assess the likelihood that these discussions will be successful.

WARRANTECH CONSUMER PRODUCT SERVICES, INC. ET AL. ("WARRANTECH") V. ACE PROPERTY AND CASUALTY INSURANCE COMPANY AND DOES 1-10, INCLUSIVE ("ACE"), SUPERIOR COURT OF THE STATE OF CALIFORNIA, COUNTY OF LOS ANGELES.

In November 2002, Warrantech filed suit against ACE for (i) insurance bad faith (aka breach of the implied covenant of good faith and fair dealing) and (ii) breach of contract. This complaint arises out of ACE's alleged unreasonable delay in paying, or failure to pay, claims submitted by service providers under service contracts underwritten by ACE. In a number of instances, this delay and/or failure has resulted in the service provider filing suit against Warrantech to recover the relevant payments. Warrantech is seeking compensatory and punitive damages although no specific amount has been specified.

As of December 13, 2002, this matter was removed by ACE to the United States District Court, Central District of California, Western Division. ACE is now moving to have the matter dismissed, claiming that the subject matter of the complaint must be arbitrated in accordance with existing agreements between the parties.


Michael A. Basone
-----------------

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

Market West Computer Group
--------------------------

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

The amount sought by Market West under its initial claim was approximately $225,000. Warrantech believed that if the claim were successful, substantially all of the amount that is awarded to Market West would be owed by the insurers that underwrote the liability. Following removal of the lawsuit to federal court, Market West attempted to have a national class of plaintiffs certified. The class certification petition was denied by the court and Market West was directed to proceed with its individual claim. Market West then entered into settlement discussions with Warrantech and a settlement agreement was recently executed. Under this agreement, Warrantech's maximum exposure is less than one-half of the amount originally sought and will be further reduced as Warrantech processes valid claims through the appropriate underwriters. As of the date of this filing, Warrantech has made no additional payments to Market West pursuant to its continuing obligations under the settlement agreement.

Lloyd's Underwriters
--------------------

CERTAIN UNDERWRITERS AT LLOYD'S, LONDON AND OTHER REINSURERS SUBSCRIBING TO REINSURANCE AGREEMENTS F96/2992/00 AND NO. F97/2992/00 V. WARRANTECH CORPORATION, WARRANTECH CONSUMER PRODUCT SERVICES, INC. AND WARRANTECH HELP DESK, INC., DISTRICT COURT OF TARRANT COUNTY, TEXAS, 17TH JUDICIAL DISTRICT.

During the period that Houston General was the underwriter of certain of Warrantech's programs, it reinsured certain of the underwritten risks with one or more Lloyd's insurance syndicates. At some point thereafter, Houston General commenced an arbitration against the Lloyd's syndicates seeking to recover approximately $46,000,000 under the reinsurance treaties with respect to claims previously paid by Houston General on warranty claims submitted by customers under the Warrantech programs. The Warrantech entities were not parties in the arbitration but were the subject of extensive discovery by each of Houston General and the Lloyd's syndicates. The arbitration concluded in August 2002 with an award of approximately $39,000,000 in favor of Houston General.

The award supports the assertions of Houston General with respect to the validity of the claims that it paid. Warrantech was not involved in the selection of these re-insurers, has no contractual relationship with them, and has had no reporting or other obligation to them. Despite these facts, the Lloyd's syndicates now seek to recover some portion of the arbitration award from the Warrantech entities on two theories of liability. The first is that, at the time certain claims were presented to Houston General for payment, the Warrantech entities either fraudulently or negligently represented to Houston General that such claims were valid. The second is that the Warrantech entities intentionally failed to comply with their legal obligations to cooperate with the parties during the discovery process for the arbitration. No specific demand for damages is contained in the complaint. The parties are presently engaged in extensive document discovery and, in particular, the review of electronic files and databases.

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

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

              Not applicable

ITEM 5.       OTHER INFORMATION

              Not applicable.

ITEM  6(a). EXHIBITS


    99 (a)   -  CEO Certification Pursuant to 18 U.S.C. Section 1350

    99 (b)   -  CFO Certification Pursuant to 18 U.S.C. Section 1350


ITEM 6(b). REPORTS ON 8-K

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



4 This registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and p oced s (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this q arte report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing te of this quarterly report (the "Evaluation Date"); and


     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on o r ev ation as of the Evaluation Date;

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

Date: February 11, 2003          /s/ Joel San Antonio
                                 ----------------------------------------------
                                 Joel San Antonio
                                 Chairman, Chief Executive Officer and Director

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

     4. Ths registrants's other certifying officers and I are responsible for establishing and maintaining disclosure controls and p s (a defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: February 11, 2003            /s/ Richard F. Gavino
                                   --------------------------------------------
                                   Richard F. Gavino
                                   Executive Vice President, Chief Financial
                                   Officer and Accounting Officer and Treasurer

                                    SIGNATURE
                                    ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      WARRANTECH CORPORATION
                      ---------------------------------------------------------
                                     (Registrant)


                      /s/ Richard F. Gavino
                      ---------------------------------------------------------
                      Richard F. Gavino - Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Chief Financial Officer and Duly Authorized Officer)


Dated: February 11, 2003