Form 10-K
period 2003-03-31
WARRANTECH CORP
filed 2003-06-23
CIK 735571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-K
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended MARCH 31, 2003

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the transition period from _______ to _______

                           Commission File No. 0-13084

                             WARRANTECH CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             13-3178732
            ------------------                         ----------------
         (State or other jurisdiction of      (IRS Employer Identification No.)
         incorporation or organization

           2220 HIGHWAY 121, SUITE 100 BEDFORD, TEXAS               76021
         ----------------------------------------------             -----
          (Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code (800) 544-9510

       Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
      Common Stock $.007 par value                   None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.007 par value
        ---------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2002, based upon the closing price of the registrant's common stock on September 30, 2002 was $13,784,270 (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

     The number of shares outstanding of the registrant's common stock as of May 30, 2003 was 15,280,634.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended are incorporated by reference in
Part III.

Index to Exhibits is on page 63.

Document contains 78 pages.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                        PAGE NO.
                                     PART I
Item 1.    Business..............................................................................            1
                General..........................................................................            1
                Sales and Marketing..............................................................            5
                Significant Customers............................................................            5
                Competition......................................................................            6
                Contract Obligors................................................................            6
                Insurance Coverage...............................................................            6
                Federal and State Regulation.....................................................            7
                Intellectual Property............................................................            8
                Employees........................................................................            8
Item 2.    Properties............................................................................            9
Item 3.    Legal Proceedings.....................................................................            9
Item 4.    Submission of Matters to a Vote of Security Holders...................................            9

                                     PART II
Item 5.    Market of the Registrant's Common Equity and Related Stockholder Matters .............            10
Item 6.    Selected Financial Data...............................................................            10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of ...........
           Operations............................................................................            11
               General...........................................................................            11
               Results of Operations.............................................................            13
               Insurer in Liquidation............................................................            17
               Agreements........................................................................            18
               Liquidity and Capital Resources...................................................            20
               Loans to Directors................................................................            21
               Outlook...........................................................................            22
               Critical Accounting Policies......................................................            22
Item 7A.   Qualitative and Quantitative Disclosures About Market Risk............................            23
Item 8.    Financial Statements and Supplementary Data...........................................            24
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosures...........................................................................            53

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant ...................................            53
Item 11.   Executive Compensation................................................................            53
Item 12.   Security Ownership of Certain Beneficial Owners and Management........................            53
Item 13.   Certain Relationships and Related Transactions........................................            53
Item 14.  Controls and Procedures................................................................            53

                                     PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................            54

Signatures      .................................................................................            58
Certifications of the CEO and CFO................................................................         60-62
Index to Consolidated Financial Statements.......................................................            25
Financial Statement Schedules....................................................................            26

                                     PART I


ITEM 1.      BUSINESS

GENERAL

     Warrantech Corporation, a Delaware corporation, and its subsidiaries (collectively, "Warrantech" or the "Company") maintains executive offices and operating facilities at 2200 Highway 121 Suite 100 Bedford, Texas 76021, where the telephone number is (800) 544-9510.

     Warrantech, through its wholly owned subsidiaries, markets and administers service contracts, extended warranties and replacement plans. The Company is a third party administrator for a variety of dealer/clients in selected industries and offers call center and technical computer services. The Company assists dealer/clients in obtaining insurance policies from highly rated independent insurance companies for all contracts and programs offered. The insurance company is then responsible for the cost of repairs or replacements for the contracts administered by Warrantech.

     The Company's service contract programs benefit consumers by providing them with expanded and/or extended product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's service contract programs benefit the dealer/clients by providing enhanced value to the goods and services they offer and by providing them with the opportunity for increased revenue and income without the costs and responsibilities of operating an extended warranty program.

     The service contracts, extended warranties and replacement contracts generally have terms ranging from three (3) to one hundred twenty (120) months. Since the Company acts solely as a third party administrator on behalf of the dealer/clients and insurance companies, the actual repairs and/or replacements required under the agreements are performed by independent third party authorized repair facilities or dealers. The cost of repairs is generally paid for by the insurance companies which have the ultimate responsibility for the claims or, where insurance coverage is unavailable, by Butler Financial Solutions, LLC ("Butler"), if Reliance Insurance Company ("Reliance") or the Company is the obligor. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects consumers by ensuring their claims will be paid. See "Contract Obligors" and "Insurance" below.


Essential to the Company's success is its ability to capture, maintain, track and analyze all relevant information regarding its service contracts. The Company internally developed and operates proprietary software that allows the tracking for millions of service contracts and consists of custom designed relational databases with interactive capabilities, which provides ample capacity and processing speed for its current and future requirements. Additionally, Warrantech's web-enabled applications such as VSCOnline(R) and WCPSOnline(R) facilitate information exchange with outside businesses such as dealers and service centers. These optimize the data acquisition and service processing functions. The software programs allow for the analysis of current and historical statistical data which the Company uses to monitor the Company's service contract program performance and to support future growth.

     The Company operates in three major business segments: Automotive, Consumer Products and International, discussed below.

WARRANTECH AUTOMOTIVE SEGMENT

     The Company's Automotive segment markets and administers vehicle service contract ("VSC") programs, GAP insurance and other related automotive after-sale products, all of which enhance the profitability of the sale of automobiles, light trucks, motorcycles, recreational vehicles and automotive components. These products are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers.

     Warrantech Automotive has expanded its efforts in the automotive field to provide administrative expertise and secure the placement of insurance coverage to other parties requiring these services on either VSC's or similar products.

     Warrantech Automotive employs sales personnel and utilizes the services of independent agents to call on dealers to solicit their use of the VSC programs. At this time, Warrantech Automotive is represented by more than 100 agents and sub-agents in 46 states and provinces in the United States and in Canada.

     The VSC is a contract between the dealer/lessor or third party obligor and the vehicle purchaser/lessee (and, for the State of Florida only, Warrantech Automotive) that offers coverage for a term ranging from three (3) to one hundred twenty (120) months and/or 3,000 to 100,000 miles. Coverage is available in the event of the failure of a broad range of mechanical components occurring during the term of the VSC, other than failures covered by a manufacturer's warranty.

     Warrantech Automotive's continuing success and ability to outdistance its competitors, relies on its high quality products, exceptional service, fair product pricing along with its ability to immediately react to client needs and its ability to seize new market opportunities as they arise. Under the programs marketed and administered by Warrantech Automotive, it provides services to the dealer, such as development and distribution of marketing materials, processing dealer produced VSC's and administering and paying of claims filed by contract holders under the terms of their VSC.

     Under the Warrantech Automotive VSC programs, liability is borne by insurers who have issued insurance policies assuming this risk in exchange for premiums and fees. Currently, Great American Insurance Company ("GAIC") insures the Warrantech Automotive's VSC programs. The Company also has an agreement with Heritage Insurance Risk Retention Group ("Heritage") and is reinsured by one of North America's largest reinsurance companies on reinsurance programs offered to large automobile dealerships. Previously, a portion of the Warrantech VSC programs were insured by either Reliance (see "Management's Discussion and Analysis - Insurer in Liquidation" below), the New Hampshire Insurance Company or other American International Group, Inc. companies.

     In 2003, 2002 and 2001 the Automotive segment received $2 million, $1.8 million and $1.5 million, respectively in net earned administrative fees from one significant customer/agent, which accounted for 10%, 9% and 9% of the Automotive segment's total net earned administrative fees, respectively.

WARRANTECH CONSUMER PRODUCTS SEGMENT

     The Company's Consumer Products segment develops, markets and administers extended warranties and product replacement plans on household appliances, consumer electronics, televisions, computers and home office equipment, which are sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers. Warrantech also markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. It also offers call center and technical computer services. The extended warranties and product replacement plans administered by Warrantech Consumer Products are service contracts between the purchaser and the retailer/dealer and/or the insurance company that typically offers coverage ranging from twelve (12) to sixty (60) months.

     The Consumer Products segment also develops, markets and administers service contract programs in the United States and Canada covering mechanical breakdowns of the working systems and components in homes. These programs protect homeowners against the cost of repairs in case of a breakdown of one or more of the major home systems including heating and air conditioning, plumbing, electrical and built-in appliances.

     The programs marketed and administered by Warrantech Consumer Products require that the selling dealer, distributor or manufacturer enter into an agreement outlining the duties of each party. Those duties specifically assumed by Warrantech Consumer Products include the development and distribution of marketing materials, sales and motivational training, processing of service contracts, operating a call center and the adjustment and payment of claims. It has also entered into service center agreements with independent third party, authorized repair facilities located throughout the United States and Canada. These service center agreements identify the amount of reimbursement the repair facility will receive from a repair claim.

     Effective February 12, 2000, the Company entered into an agreement with GAIC pursuant to which GAIC insures any new service contracts issued in North America or Puerto Rico. Insurance for service contracts issued between August 1, 1997 until February 12, 2000 are covered by Cigna Insurance Company.

     In 2003, 2002 and 2001 the Consumer Products segment received $2.1 million, $2.1 million and $2.4 million, respectively, in net earned administrative fees from a significant customer which accounted for 24%, 19% and 9% of the segment's net earned administrative fees, respectively. Additionally, in 2003, 2002 and 2001 the Consumer Products segment received from a second customer net earned administrative fees of $2.7 million, $4.2 million and $4.5 million, respectively, which accounted for 30%, 37% and 16% of the Consumer Products segment's total net earned administrative fees, respectively. Finally, in 2003, 2002 and 2001 the Consumer Products segment received net earned administrative fees of $1.8 million, $2.2 million and $2.7 million, respectively, from a third significant customer, which accounted for 21%, 19% and 10% of the segment's total net earned administrative fees, respectively. The Company has extended its contracts with its three significant customers through 2005, and 2006. In 2003, 2002 and 2001 net earned administrative fees from Staples were $0, $0 and $12.0 million, respectively, which accounted for 0%, 0% and 44% of the Consumer Products segments total net earned administrative fees, respectively. Because Warrantech could not reach an agreement with Staples to extend its agreement on terms which would not erode the profitability of the program, the program expired on February 26, 2001.

WARRANTECH INTERNATIONAL SEGMENT

     Warrantech International markets and administers the same products and services outside the United States that Warrantech Automotive and Warrantech Consumer Products market and administer in the United States and Canada.

     Warrantech International conducts its efforts on a direct basis and has developed relationships with retailers and distributors throughout the Caribbean and Central and South America. It is currently doing business in Puerto Rico, Guatemala, Chile and Peru. The Company believes its expansion in South American markets will be facilitated by its strategic alliance with Atento, a multi-national call center owned by Spain's Grupo Telefonica, which should allow

Warrantech International to readily enter markets in Latin America where Atento has existing call center operations.

     In 2003, 2002 and 2001 the International segment received $0.6 million, $0.3 million and $0.4 million, respectively in net earned administrative fees from a significant customer, which accounted for 20%, 14% and 22% of the International segment total in net earned administrative fees, respectively.
Additionally, in 2003, 2002 and 2001 the International segment received $0.2 million, $0.3 million and $0.1 million, respectively, net earned administrative fees from another significant customer, which accounted for 6%, 13% and 7% of the International segment total net earned administrative fees, respectively. Additionally, in 2003 and 2002 the International segment received $0.3 million and $0.1 million, respectively, net earned administrative fees from another significant customer, which accounted for 10% and 4% of the International segment total net earned administrative fees, respectively. Finally, in 2003, 2002 and 2001 the International segment received $0 million, $0.2 million and $0.5 million, respectively, in net earned administrative fees from another significant customer which accounted for 0%, 7% and 29% of the International segment total net earned administrative fees, respectively.

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

     Sales training and motivational programs are a primary form of the specialized assistance provided by the Company to retailers/dealers, distributors and manufacturers to assist them in increasing the effectiveness and profitability of their service contract program sales efforts. The Company also develops materials and provides educational seminars. These seminars are conducted either at the client's place of business, an offsite facility or at the Company's state-of-the-art training facility at its Bedford, Texas administrative offices. This facility features the latest in audio/video technology designed to enhance the training and learning experience.

     Warrantech also markets directly to the ultimate consumer on behalf of the retailer/dealer and for manufacturer's programs through telemarketing and direct mail campaigns. These direct marketing campaigns generate sales through renewals of expiring contracts and second-effort sales to customers who did not buy an extended service contract at the time of purchase.

SIGNIFICANT CUSTOMERS

     During the fiscal year ended March 31, 2003, the Company did not have any customers which accounted for more than 10% of the Company's consolidated net earned administrative fees. In 2003, 2002 and 2001 net earned administrative fees from a significant customer were $2.7 million, $4.2 million and $4.5 million, respectively, which accounted for 7%, 11% and 9% of the Company's total net earned administrative fees, respectively. In 2003, 2002 and 2001 net earned administrative fees from another significant customer were $0, $0 and $12.0 million, respectively, which accounted for 0%, 0% and 25% of the Company's total net earned administrative fees, respectively. Because Warrantech could not reach an agreement with this customer to extend its agreement on terms which would not erode the profitability of the program, the program expired on February 26, 2001.

COMPETITION

     Warrantech competes with a number of independent administrators and divisions of distributors and manufacturers, as well as financial institutions and insurance companies. The Company is not one of the largest marketers and administrator of service contracts and limited warranties, and some competitors may have greater operating experience, more employees and/or greater financial resources. Further, many manufacturers, particularly those producing motor vehicles, market and administer their own service contract programs for and through their dealers. However, the Company believes that it occupies a preeminent position among competitors in its field.

CONTRACT OBLIGORS

     There is, under each service contract, a party which is ultimately responsible as obligor, for the payment for repairs if the insurance company is unable to. At times, in the past, the Company and its dealers was the obligor under some of the agreements. Since April 1, 2000, Butler, a company unrelated to Warrantech, serves as the obligor under all service contracts administered by the Company, in exchange for a fee payable by the dealers.

     In addition, Butler has agreed to assume the obligation under agreements as to which the Company and its obligors were formerly the obligor. Whether Butler, the Company, or its dealers is or was the obligor, insurance is secured for each agreement with a reputable insurer which, in exchange for a premium, agrees to underwrite the cost of any claims. Thus, if the insurer honors its obligations, it will pay all claims and neither the Company nor Butler will have any responsibility to make any payments. If, however, the insurer fails to make a payment, the ultimate obligor will be responsible to do so. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumers by ensuring their claims will be paid.

     Some of the service contracts under which Butler is the obligor were insured by Reliance, and the liquidation of Reliance has eliminated the insurance coverage to Butler under those contracts. Funding to Butler is provided by a special surcharge, which is payable on all vehicle service contracts administered by the Company sold after November 19, 2001. The surcharge will be paid by dealer/agents through which Reliance-insured service contracts were sold. Butler will use these funds to pay the claims previously insured by Reliance and to repay its loans from Warrantech.

     Additionally, in order to assist Butler in addressing its potential obligations under the service contracts previously insured by Reliance for which Butler is, or the dealer, or Warrantech was, the obligor, Warrantech Automotive has made loans to Butler, as necessary, for claims obligations in excess of Butler's fee revenues. Subject to the terms of the agreement between the Company and Butler, the Company has and will make further loans to Butler, as necessary, for claims obligations in excess of Butler's fee revenues. All of Warrantech's loans to Butler bear interest at the rate of prime plus 2% per annum and will begin to be paid down once Butler's fee revenues exceed the claims obligations.

INSURANCE COVERAGE

     Liability for performance under the terms of service contracts and limited warranties administered by Warrantech is assumed by an insurance company in return for agreed upon premiums. This coverage provides the Company with indemnification against loss resulting from service contract claims and also protects the consumers by ensuring that their claims will be paid.

     Currently, GAIC primarily insures Warrantech Automotive's VSC programs. The Company also has an agreement with Heritage which is reinsured by one of North America's largest reinsurance companies on reinsurance programs offered to large automobile dealerships. Previously, a portion of the Warrantech VSC programs were insured by either Reliance, the New Hampshire Insurance Company or other American International Group, Inc. ("AIG") member companies (see "Item 7. - Management's Discussion and Analysis - Significant Insurer in Liquidation" below).

     GAIC also insures service contracts issued by Warrantech Consumer Products after February 12, 2000. Insurance for service contracts issued between August 1, 1997 and February 12, 2000 is provided by CIGNA Insurance Company.

     The current insurance protection is provided by highly rated independent insurance companies. As noted above, in the United States and Canada, providers include GAIC which is rated A - (Excellent) and Heritage and reinsurance is provided by one of the largest reinsurance companies in North America, which is an A rated carrier. Other programs have been or are currently insured by New Hampshire Insurance Company, other AIG member companies and Tokio Marine & Fire Insurance Company each of which is rated A++ (Superior) and CIGNA Insurance Company owned by (ACE) which is rated A - (Excellent). Internationally, insurance protection is provided by Cruz del Sur in Chile, La Positiva in Peru, and Universal Insurance Company in Puerto Rico, which is rated A - (Excellent). All ratings for the United States, Canada and Puerto Rico are made by A.M. Best Company.

     For each service contract or limited warranty sold, a contractually fixed amount is remitted by the retailer/dealer to Warrantech and premium portion is passed on to the insurance company. The amount is based upon the insurance company's actuarial analysis of claims data collected and maintained for each type of coverage and contract term. Neither the customer nor the Company is obligated to the insurer if claims under a policy exceed the premiums remitted for it.

     Additionally, agreements between the Company and the insurers may contain profit-sharing features that permit the Company to share in underwriting profits earned by the service contract programs. The amounts to be received, if any, are determined in accordance with certain specified formulae by the type of program and by policy year. Certain of these agreements require interim calculations and distributions for various programs, with final calculations being made as contracts expire by term. The Company recognized $71,784 in profit sharing through its International segment in the fiscal year ended March 31, 2003. No profit sharing was recognized for the fiscal years ended March 31, 2002 or 2001.

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

     Insurance departments in some states have sought to interpret the consumer product service contract, or certain items covered under the contract, as a form of insurance requiring that the issuer be a duly licensed and chartered insurance company. The Company does not believe that it or any of its subsidiaries is an insurer and has no intention of filing the documents and meeting the capital and surplus requirements that are necessary to obtain a license as an insurance company.

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

     If the Company's right to operate in a state is challenged successfully, the Company may be required to cease operations there and the state might also impose financial sanctions against the Company. These actions, should they occur, could have an adverse consequence on the Company's operations. However, within the framework of currently known statutes, the Company does not believe that this is a present concern.

     The Company has begun a reorganization of its subsidiaries structure, in order to reduce its state franchise tax obligation, involving the transfer of some of the Company's operations from corporate entities to limited partnerships. The only effect of this reorganization should be a reduction of the Company's franchise tax obligation.

INTELLECTUAL PROPERTY

     The Company holds numerous registered United States trademarks, the most important of which are the "Warrantech" and its stylized "W" logo service marks. Additional service marks are registered covering subsidiary names and product names and descriptions, such as "Repairmaster(R)," "RepairGuard(R)," "Xchange Card(R)" and "VSCOnline(R)." The Company has kept, and intends to keep the registration for all service marks current.

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

EMPLOYEES

     As of March 31, 2003 the Company and its subsidiaries had approximately 372 employees, a decrease of approximately nine employees from the preceding fiscal year. As of May 30, 2003, the Company had approximately 382 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

ITEM 2.      PROPERTIES

     The Company's executive office is located at 121 Airport Centre II, Bedford, Texas. The premises, consisting of approximately 56,696 square feet, is leased pursuant to a lease agreement expiring February 28, 2012, which provides for an annual base rent of $1 million. These premises also accommodate the Company's Automotive, Consumer Products, International and Direct Marketing operations.

         Additionally, the Company leases 48,053 square feet at 1441 West Airport Freeway, Euless, Texas for a base rent of $570,185. This lease expires March 31, 2004. The Company's lease for an additional 29,531 square feet at 150 Westpark Way, Euless, Texas expires July 31, 2003. Base rent for the remaining term of the lease is $143,598.

     Warrantech International's Puerto Rico operations are located in leased premises at 1225 Ponce de Leon Avenue, Santurce, Puerto Rico pursuant to a lease that expired March 31, 2003 and continues on a monthly basis. The lease provides for annual base rent of $54,928 for 3,433 square feet.

     Warrantech International's Chile operations are located in leased premises at Avenida 11 de Septembre No. 1881 Officia No. 1619 Providencia, Santiago, Chile. This office supports the operations in Chile, and is Warrantech International's flagship operation to pursue and help implement the Company's international expansion strategies throughout South America. The lease provides for annaul base rent payments of $54,000 for 145 square meters.

     Warrantech International's Peru operations are located in leased premises at Avenida Paseo de la Republica #3691 Officina No 501 San Isidro Peru. This office supports the operations in Peru. The lease provides for annual base rent payments of $4,920.


ITEM 3.      LEGAL PROCEEDINGS

     Information regarding legal proceedings is set forth in Note 13 in the Notes to Consolidated Financial Statements set forth in `Item 8. - Consolidated Financial Statements and Supplementary Data" under the subheading "Litigation," which is hereby incorporated by reference.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2003.

                                     PART II

ITEM 5.   MARKET FOR WARRANTECH'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, $.007 par value per share (the "Common Stock") trades under the symbol "WTEC." Trades are reported on the Over-The-Counter ("OTC") electronic quotation service of the National Association of Securities Dealers Market Makers.

     As of May 30, 2003, there were 15,280,634 shares of outstanding Common Stock and approximately 883 stockholders of record. On that date, the closing bid price for the Common Stock, as reported on the OTC was $1.35.

     Following is a summary of the price range of the Company's Common Stock during fiscal years 2003 and 2002:

                                                   FISCAL 2003                 FISCAL 2002
                                                   -----------                ------------
                QUARTER                        HIGH & LOW BID             HIGH & LOW BID
                -------                        ---------------            --------------
           First                            $ 0.77        $   0.42       $ 0.89        $   0.50
           Second                           $ 1.29        $   0.59       $ 0.69        $   0.32
           Third                            $ 1.65        $   0.75       $ 0.91        $   0.32
           Fourth                           $ 1.50        $   1.05       $ 0.85        $   0.57

     No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that, earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes as of and for the years ended March 31, 2003, 2002 and 2001. The Selected Financial Data for fiscal 2002, 2001 and 2000 has been restated. See Note 3 to the notes to the consolidated financial statements.


                                                                        FOR THE YEARS ENDED MARCH 31,
                                             ------------------------------------------------------------------------------------
                                                  2003              2002             2001              2000             1999
                                             ----------------  ---------------  ----------------  ---------------   -------------
Net earned administrative fee                    $38,155,914      $38,000,275       $47,316,042      $47,648,109     $50,727,313
                                             ================  ===============  ================  ===============   =============
Profit (loss) from operations                     $3,027,476       $3,575,825           $78,590     ($7,545,959)    ($12,232,124)
                                             ================  ===============  ================  ===============   =============
Net income (loss)                                 $2,861,279       $2,694,682          $312,388     ($5,368,872)    ($7,639,725)
                                             ================  ===============  ================  ===============   =============
Basic earnings (loss) per common share                 $0.19            $0.18             $0.02          ($0.35)         ($0.51)
                                             ================  ===============  ================  ===============   =============
Diluted earnings (loss) per common share               $0.19            $0.18             $0.02          ($0.35)         ($0.51)
                                             ================  ===============  ================  ===============   =============
Cash dividend declared                            None              None             None              None             None
                                             ----------------  ---------------  ----------------  ---------------   -------------
Total assets                                     $74,856,128      $76,656,018       $96,456,522     $145,430,137    $186,910,270
                                             ================  ===============  ================  ===============   =============
Long-term debt and capital lease obligations      $1,218,670         $957,159        $1,209,853       $1,668,478      $2,420,967
                                             ================  ===============  ================  ===============   =============
Common stockholders' equity                       $9,534,616       $7,164,431        $4,700,719       $4,715,953     $10,400,002
                                             ================  ===============  ================  ===============   =============

                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

     Except for the historical information contained herein, the matters discussed below or elsewhere in this Annual Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. When used in this Annual Report on Form 10-K, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

         Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, (d) regulatory or legal changes affecting the Company's business, (e) loss of business from, or significant change in relationships with, any major customer, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, (g) the ability to secure necessary capital for general operating or expansion purposes,(h) the adverse outcomes of litigation,(i) the non-payment of notes due from an officer and two directors of the Company in 2007, (j) the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay the claims under the service contracts, (k) the inability of Butler to pay the claims previously insured by Reliance, (l) the termination of extended credit terms being provided by the Company's current insurance company,
(m) the inability of the Company to collect the "Other Receivables" in the amount of $8,612,678 by the end of the Company's fiscal year and (n) the outcome of the review currently being conducted by the staff of the Securities and Exchange Commission ("SEC") of the Company's financial statements and related disclosures. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected and there could be a materially adverse effect on the Company's business.

GENERAL

     Warrantech, through its wholly owned subsidiaries, markets and administers service contracts, extended warranties and replacement plans. The Company is a third party administrator for a variety of dealer/clients in selected industries and offers call center and technical computer services. The Company assists dealer/clients in obtaining insurance policies from highly rated independent insurance companies for all contracts and programs offered. The insurance company is then responsible for the cost of repairs or replacements for the contracts administered by Warrantech.

     The Company operates in three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, motorcycles, recreational vehicles and automotive components. These warranties are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment develops, markets and administers extended warranties and product replacement plans on home appliances, consumer electronics, televisions, computers, home office equipment and homes which are sold principally by retailers, distributors, manufacturers, utility companies and financial institutions. Warrantech also markets these warranties and plans directly to the ultimate consumer on behalf of retailers/dealers and for manufacturing programs through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States and Canada predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean.

     The Company's service contract programs benefit consumers by providing them with expanded and/or extended product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's service contract programs benefit the dealer/clients by providing enhanced value to the goods and services they offer and by providing them with the opportunity for increased revenue and income without the costs and responsibilities of operating an extended warranty program.

     The service contracts, extended warranties and replacement contracts generally have terms ranging from three (3) to one hundred twenty (120) months. Since the Company acts solely as a third party administrator on behalf of the dealer/clients and insurance companies, the actual repairs and/or replacements required under the agreements are performed by independent third party authorized repair facilities or dealers. There is, under each service contract, a party who is ultimately responsible, as obligor, for the payment of amounts necessary to pay for repairs, if the insurance company is unable to. At times, in the past, the Company was the obligor under some of the agreements. Since April 1, 2000, Butler, a company unrelated to Warrantech, serves as the obligor under all service contracts administered by the Company, in exchange for a fee payable by the dealers.

     In addition, Butler has agreed to assume the obligation under those agreements as to which the Company and its dealers were formerly the obligor. Whether Butler, the Company, or its dealers is or was the obligor, insurance is secured for each agreement with a reputable insurer, which, in exchange for a premium, agrees to underwrite the cost of any claims. Thus, if the insurer honors its obligations, it will pay all claims and neither the Company nor Butler will have any responsibility to make any payments. If, however, the insurer fails to make a payment, the ultimate obligor will be responsible to do so. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects consumers by ensuring their claims will be paid.

     Some of the service contracts under which Butler is the obligor were insured by Reliance, and the liquidation of Reliance has eliminated the insurance coverage to Butler under those contracts.

     Funding to Butler will be provided by a special surcharge, payable on all vehicle service contracts administered by the Company sold after November 19, 2001. The surcharge will be paid by dealer/agents through which Reliance insured service contracts were sold. Butler will use these funds to pay the claims previously insured by Reliance and to repay Butler's loans from Warrantech.

     Additionally, in order to assist Butler in addressing its potential obligations under the service contracts previously insured by Reliance for which Butler or the dealer is or Warrantech was the obligor, Warrantech Automotive has made loans to Butler, as necessary, for claim obligations in excess of Butler's fee revenues. Subject to the terms of the agreement between the Company and Butler, the Company will make further loans to Butler, as required, for claim obligations in excess of Butler's fee revenues. All of Warrantech's loans to Butler bear interest at the rate of prime plus 2% per annum and will begin to be paid down once Butler's fee revenues exceed the claims obligations.

         Revenue for administrative obligor contracts is recognized in accordance with, Staff Accounting Bulletin 101 ("SAB 101"). Under SAB 101, the Company recognizes revenue when the revenue is realizable and earned. The Company considers revenue realized and earned when a definitively discrete earnings event has occurred. The Company, primarily, has two discrete events (1) for marketing and administration of service contracts and (2) for servicing fees. The marketing and administrative fee is paid by the retailer of the service contract. This revenue is recognized at the time of the sale by the retailer, as the Company will have substantially completed the services it has agreed to provide the retailer in connection with the sale of the service contract to the consumer. The second discrete earnings event occurs over the life of the contract as claims administrative obligations are being satisfied. As such, Warrrantech recognizes and realizes the revenue over the contract life.

RESULTS OF OPERATIONS

     The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto included in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report.

SEC REVIEW OF THE COMPANY'S FILINGS

     The Staff of the Division of Corporation Finance of the SEC recently selected the Company's periodic reports for review. The reports reviewed by the SEC staff included the Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2002, September 30, 2002 and December 31, 2002. The SEC staff informed the Company that the purpose of the review is to assist the Company in its compliance with applicable disclosure requirements and to enhance the overall disclosure in the Company's reports. In the course of its review, the SEC staff requested clarification of certain of the Company's disclosures and items in its financial statements. As a result of the communications with the SEC staff during its review, the Company agreed to amend certain of its disclosures on a going-forward basis and these disclosures are reflected in this Annual Report on Form 10-K. Additionally, the Company agreed to amend its Annual Report on Form 10-K for the period ended March 31, 2002. The Company intends to file the amended Annual Report on Form 10-K after the SEC staff's review process is completed. The SEC staff's most recent set of questions, to which the Company has responded, pertained primarily to the Company's accounting treatment of the obligations assumed by Butler under the service contracts administered by the Company and related financial disclosures. The Company is awaiting further comments from the SEC staff on the Company's response.

                                 GROSS REVENUES

                                  FOR THE YEARS ENDED MARCH 31,
                    ----------------------------------------------------------
                          2003                 2002                2001
                    ------------------   -----------------   -----------------
Gross revenues          $150,344,194        $121,118,698        $135,859,446
                        =============       =============       =============


     Gross revenues for the year ended March 31, 2003 increased $29,225,496 or 24% over 2002. The Automotive and International segments reported increased gross revenues of 38%, and 21% respectively, in the year ended March 31, 2003 over 2002, while the Consumer Products segment reported a slight 4% decrease in gross revenues during the same period. Gross revenues for the year ended March 31, 2002 decreased $14,740,748 or 11% from the year ended March 31, 2001. The Automotive segment reported increased gross revenues of 14%, in the year ended March 31, 2002 compared to 2001, while the Consumer Products and International segments reported decreased gross revenues of 43% and 14%, respectively. The loss of the Staples contract, which represented 10% of the Company's consolidated gross revenues and 23% of the Consumer Products segment gross revenues during fiscal year 2001, had an adverse impact on both the Company and its Consumer Products segment's during the year ended March 31, 2002 and 2001.



                         NET EARNED ADMINISTRATIVE FEES

                                                     FOR THE YEARS ENDED MARCH 31,
                                       ----------------------------------------------------------
                                             2003                 2002                2001
                                       ------------------   -----------------   -----------------
Automotive segment                           $18,517,389         $19,346,137         $15,989,590
Consumer Products segment                     13,765,514          16,711,092          29,872,227
International segment                          3,181,849           2,353,491           1,815,700
Other                                          2,691,162           (410,445)           (361,475)
                                       ------------------   -----------------   -----------------
   Total earned administrative fee           $38,155,914         $38,000,275         $47,316,042
                                       ==================   =================   =================

     Net earned administrative fees are gross revenues less directs costs, the combined sum of net premiums, commissions and sales allowances and deferred revenue. Net earned administrative fees for the year ended March 31, 2003 increased $155,639 or less than 1% over 2002. A 38% increase in the Automotive segment gross revenue more than offset lower net deferred revenues from prior periods recognized in fiscal year ended March 31, 2003 versus the same period in fiscal 2002. As the Company's older obligor contracts, which make up the majority of its deferred revenue, continue to decline, there is less deferred revenue to record in the current period. Net earned administrative fees for the year ended March 31, 2002 decreased $9,315,767 or 20% compared to 2001. The change was primarily due to the loss of Staples as a customer in February 2001 and decreased net deferred revenue from prior periods recognized this year versus last year. Excluding the loss of Staples, the Company experienced an appreciable increase in net earned administrative fees from its existing and new dealers.

     The Automotive segment net earned administrative fees decreased $828,748 or 4% during the fiscal year ended March 31, 2003 compared to 2002. The Automotive segment reflected a 50% increase in the number of contracts sold, generating an increase of $1,050,751 in net earned administrative fees from its customers. The increased gross revenue was partially offset by higher premium cost, lower net margin for contracts sold and lower net deferred revenues from prior periods recognized in the year ended March 31, 2003 versus 2002. During the year ended March 31, 2003, the Automotive segment recorded $3,647,123 in net deferred revenue compared to $5,526,623 in 2002, a decrease of $1,879,500. The Automotive segment's net earned administrative fees increased $3,356,547 or 21% for the fiscal year end March 31, 2002 compared to 2001, primarily resulting from higher sales volumes from new customers and a $1,386,853 increase in net deferred revenue from prior periods recognized in 2002. The increase in net deferred revenue from prior periods increased due to a reduction associated from deferred direct premium costs on administrative obligor contracts.

     The Consumer Products segment net earned administrative fees decreased $2,945,578 or 18% during the fiscal year ended March 31, 2003 compared to 2002. The change was primarily attributed to lower net earned administrative fees due to higher variable costs associated with a major customer and premium fees associated with the products sold to the customer, which cut into the net earned administrative fee margin. The Consumer Products segment net earned administrative fees decreased $13,161,135 or 44% during 2002 compared to 2001. The change was primarily attributable to decreased sales volumes related to the loss of Staples as a customer and a decrease in deferred revenue from prior periods recognized in 2002 versus 2001 of $5,698,128. The decrease in net deferred revenue from prior periods decreased due to higher associated deferred direct premium costs on administrative obligor contracts.

     The International segment net earned administrative fees increased $828,358 or 35% during 2003 compared to 2002. Increased market penetration from existing customers in South America and Puerto Rico offset the loss of a large customer in Chile. The International segment net earned administrative fees increased $537,791 or 30% for the fiscal year ended March 31, 2002 compared to 2001. The South American market contributed higher volumes from new customers in Peru and Chile and increased market penetration from existing customers in Chile.

                                      SG&A

                                                                 FOR THE YEARS ENDED MARCH 31,
                                                   ----------------------------------------------------------
                                                         2003                 2002                2001
                                                   ------------------   -----------------   -----------------
Legal settlement                                                   -          ($824,332)                   -
Service, selling and general administrative              $31,092,940         $30,768,340        $ 39,775,539

     Service, selling and general and administrative ("SG&A") for 2003 increased $1,148,932 or 4% compared to 2002, including an $824,332 legal settlement the Company received in 2002. Legal expenses increased $1,656,377 for the year ended March 31, 2003 compared to 2002, primarily due to litigation expenses related to several lawsuits that were settled during fiscal year 2003 which were offset by lower employee costs and telephone costs during 2003. Reflecting the Company's continued cost containment measures, employee costs were down $632,413 or 3% from $18,589,220 in the year ended March 31, 2002 to $17,956,807, while telephone expenses were reduced 39% or $951,446 from $2,418,892 in the year ended March 31, 2002 as compared to $1,467,446 in the year ended March 31, 2003. Rent expense increased from $1,389,764 for the year ended March 31, 2002 to $1,837,314 for the year ended March 31, 2003, reflecting the Company's move to its new corporate headquarters in Bedford, Texas.

     SG&A expenses for 2002, including the legal settlement, were reduced by $9,831,531 or 25% compared to 2001. The decrease reflected the Company's improved call center technologies, cost containment measures and the closing of the United Kingdom operations. Total employee and payroll related expenses were down $3,767,040 or 17% from $22,356,260 for the fiscal year ended March 31, 2001 to $18,589,220 for the fiscal year ended March 31, 2002. Additionally, the decrease in SG&A expenses reflected the reimbursement by AIG of $824,332 in August 2001 for legal fees associated with its lawsuit against the Company. Outside services, including consulting and legal fees were down $3,639,514 or 56% from $6,479,217 in the fiscal year ended March 31, 2001 to $2,839,703 in the fiscal year ended March 31, 2002, primarily due to the settlement with AIG and a reduction in computer system development. Rent expense for the fiscal year ended March 31, 2002 decreased $1,013,725 from the same period last year, primarily as result of the Company's relocation of its headquarters to Texas and to a lesser degree, the closing of the United Kingdom offices.

                          LOSS ON ABANDONMENT OF ASSETS

     Effective September 30, 2000, the Company ceased operations in the United Kingdom as a result of unprofitable operations and recorded a loss on its operations. Loss on abandonment of assets was $1,029,731 for the fiscal year ended March 31, 2001.

                          DEPRECIATION AND AMORTIZATION

                                                                 FOR THE YEARS ENDED MARCH 31,
                                                   ----------------------------------------------------------
                                                         2003                 2002                2001
                                                   ------------------   -----------------   -----------------

   Depreciation and amortization                          $3,885,054         $4,480,442          $6,417,115
                                                          ==========         ===========         ===========

     Depreciation and amortization expenses were reduced by $595,388 or 13% during 2003 compared to 2002. The decrease in depreciation and amortization is the result of the Company's assets maturing and continued reduction of capital expenditures for the past few years. Depreciation and amortization expenses were reduced by $1,936,673 or 30% during 2002 compared to 2001. The decrease was partially the result of the early adoption of SFAS 142, which allowed the Company to elect not to amortize its remaining goodwill and the maturing of the Company's net property and equipment. Amortization of $919,466 in goodwill was charged to operations in 2001 with no amortization in subsequent periods. Additionally, depreciation was lower in during 2002 versus 2001, as a result of closing its United Kingdom operations.

                                  OTHER INCOME

                                                                 FOR THE YEARS ENDED MARCH 31,
                                                   ----------------------------------------------------------
                                                         2003                 2002                2001
                                                   ------------------   -----------------   -----------------

Interest and dividend income                                $933,944            $855,877          $1,292,335
Interest expense                                           (275,185)           (217,072)           (234,102)
Gain (loss) on sale of assets                               (70,463)            (45,018)            (23,258)
Credit card usage rebate                                     453,760             147,735                   -

Miscellaneous income                                          18,790             115,944            (12,463)

      Total other income                                  $1,060,846            $857,466          $1,022,512
                                                   ==================   =================   =================

     Other income for 2003 increased $203,381 or 24% compared to 2002, primarily due to an increase in the amount of rebates the Company received from a credit card company. Other income decreased $165,046 or 16% during 2002, primarily as a result of lower interest and dividend income as the Company decreased its amount of investments in marketable securities during 2002 from 2001.

                               INCOME TAX EXPENSE

                                                                 FOR THE YEARS ENDED MARCH 31,
                                                   ----------------------------------------------------------
                                                         2003                 2002                2001
                                                   ------------------   -----------------   -----------------
Income taxes expense                                      $1,227,043         $1,738,609           $788,714
                                                   ==================   =================   =================


     The net deferred tax asset as of March 31, 2003, 2002 and 2001 contains a benefit of $205,470, $594,599 and $280,625, respectively, related to foreign losses. Management expects to realize a portion of this tax benefit, which has an indefinite carry-forward period, against future foreign income. Management has reserved the amount of this benefit, which it presently believes is not more likely than not to be realized.

                              COMPREHENSIVE INCOME
                                                                            FOR THE YEARS ENDED MARCH 31,
                                                               ---------------------------------------------------------
                                                                    2003                 2002                2001
                                                               ----------------   -------------------  -----------------
Net income                                                          $2,861,279            $2,694,682           $312,388
Other Comprehensive Income, net of tax
   Unrealized gain (loss) on investments                                13,713               (8,936)             30,001
   Foreign currency translation adjustments                          (158,719)              (11,143)             82,182
                                                               ----------------   -------------------  -----------------
Comprehensive Income                                                $2,716,273            $2,674,604           $424,571
                                                               ================   ===================  =================

Net income per share                                                     $0.19                 $0.18              $0.02
                                                               ================   ===================  =================
Comprehensive income per share:                                          $0.19                 $0.18              $0.02
                                                               ================   ===================  =================

     Losses from foreign currency translation adjustments for the year ended March 31, 2003 increased $147,576 compared to 2002 primarily due increased to Peru and Chile foreign currency translation losses. Losses from foreign currency translation adjustments for the year ended March 31, 2002 were $ 11,143 as compared to a gain of $93,325 in 2001 primarily due to increased Peru and Chile foreign currency translation losses.

INSURER IN LIQUIDATION

     During the second fiscal quarter of 2002, the Pennsylvania Insurance Commissioner informed the Company that Reliance would be liquidated and cease making payments on claims. The Pennsylvania Insurance Commissioner determined that Reliance was not likely to be able to satisfy all of the claims that would be submitted to it due to the circumstances arising out of the September 11, 2001 terrorist attacks on the World Trade Center. Reliance underwrote approximately 48% of the automotive service contracts that were sold by Warrantech Automotive during approximately one and one-half years ending in November 2001. Approximately 52% of the automotive service contracts sold by Warrantech Automotive during that period are not affected by the Reliance liquidation. Service contracts sold before and after that period are not affected because they are underwritten by other insurance companies.

     Warrantech Automotive was the obligor, as well as the administrator, under some of the vehicle service contracts that were insured by Reliance. As the obligor, Warrantech Automotive would ultimately be responsible for paying for the repairs under these service contracts. Prior to Reliance's liquidation, Reliance covered the cost of the repairs under the insurance policies it provided. Because of the liquidation of Reliance, insurance coverage for the Company's obligations under those service contracts was no longer available. If Warrantech Automotive were to be required to begin paying claims under these contracts, there could be a material adverse impact on the Company's liquidity and earnings. Presently, management does not believe that it will have to make any payments under these contracts. The Company, one of its insurers and Butler took steps, described below, to arrange for coverage of the cost of the claims which were previously covered by Reliance (see "Agreements" below).

     Additionally, the Company is attempting to ascertain if any recovery is available from the Pennsylvania Insurance Department Insurance Funds and any other state guaranty funds or if any Federal subsidies to the insurance industry in general or Reliance specifically, will be made available as a result of the terrorist attacks to pay vehicle service contract claims. If such subsidies are available, it could take years before recovery, if any, is obtained.

     The Company is aware that significant financial pressures were placed on insurance companies, due to the terrorist attacks on the World Trade Center on September 11, 2001; however, the Company is not aware that Great American Insurance Company, which insures most of the obligations under the other service contracts marketed and administered by the Company, is under any such financial pressures. If for any reason, an insurance company is not able to cover claims under the service contracts marketed and administered by the Company due to its financial insolvency or other reasons, there could be a material adverse effect on the Company's future business.


AGREEMENTS

     Butler serves as the ultimate obligor under all service contracts administered by the Company in exchange for a fee. Some of the service contracts under which Butler is the obligor were insured by Reliance, and the liquidation of Reliance has eliminated this insurance coverage.

     In order to assist Butler in addressing its potential obligations under the service contracts previously insured by Reliance for which Butler is or Warrantech was the obligor, Warrantech Automotive made an initial $1 million loan to Butler and further loans through March 31, 2003 of $13,009,059. On October 9, 2002, the Company executed an agreement with GAIC that will provide it with extended payment terms and a $3 million line of credit ("GAIC Agreement"). Warrantech is currently discussing with Reliance Warranty Company ("RWC") the possibility of obtaining the RWC proceeds (as discussed below) directly from RWC without the participation of GAIC. Under that arrangement, GAIC would not assume the claims obligations of RWC and would not receive an assumption fee. All of the Company's obligations to GAIC pursuant to the GAIC Agreement are secured by all of the Company's accounts receivable.

     The funds being loaned by the Company to Butler cover Butler's obligations to pay claims under service contracts insured by Reliance. As explained above, Reliance is in liquidation. RWC, an affiliate of Reliance, that is not in liquidation, is currently holding premiums paid by Warrantech on certain service contracts that had been insured by Reliance and its affiliates. Of the $14,009,059 that Warrantech has loaned to Butler as of March 31, 2003, approximately $8,612,678, represents the payment of claims under service contracts covered by the insurance premiums being held by RWC, and the balance, totaling $5,396,381 represents the payment on claims under service contracts covered by insurance premiums that were retained by Reliance and that are expected to be repaid from the surcharge been paid by the dealers.

     At the request of Warrantech as set forth in the GAIC Agreement, providing for the extended credit terms to the Company, GAIC began negotiating with the representatives of RWC to arrange for GAIC's assumption of the obligation to pay the claims under the service contracts which were covered by the premiums being held by RWC in exchange for the release of the RWC funds to GAIC. GAIC would then reimburse Warrantech for any monies loaned to Butler to cover claims under the service contracts covered by the RWC funds and GAIC would thereafter pay all claims pertaining to such service contracts. GAIC's willingness to undertake these new obligations was premised on payment of a fee from the premiums held by RWC and the receipt of a full indemnity from Warrantech. As the negotiations progressed over time, however, GAIC added certain conditions to the consummation of the obligation assumption. In light of GAIC's request for these additional conditions Warrantech approached RWC about the possibility of obtaining the RWC proceeds directly from RWC without the participation of GAIC. Under this proposed arrangement, GAIC would not assume the claims obligations of RWC and therefore, would receive no fee for its services. Management currently anticipates that the negotiations concerning the RWC proceeds will be concluded, either with GAIC and RWC or with RWC directly at which time the RWC proceeds will be released by the third quarter of fiscal 2004.

     At the years ended March 31, 2003 and 2002, Warrantech had loaned Butler $14,009,059 and $5,435,646, respectively. RWC, which is not part of the Reliance liquidation, is obligated to pay Butler $8,612,678 and $2,754,691, respectively, of that amount. The Company expects Butler to collect the $8,612,678 from RWC during the third quarter of fiscal 2004 and simultaneously the Company will collect this amount from Butler. The receivable is reflected as "Other Receivables" on the Consolidated Balance Sheet set forth in "Item 8. - Financial Statements and Supplementary Data." The remaining amount representing the loans due from Butler of $5,396,381 and $2,680,955, at fiscal years ended March 31, 2003 and 2002, respectively, are classified as "Notes Receivable" on the Consolidated Balance Sheet. The Company anticipates the cumulative notes to Butler to increase by $2.6 million, including interest, during the next fiscal year.

     Funding is provided by a special surcharge payable on all vehicle service contracts administered by the Company sold after November 21, 2001. The surcharge is paid by agents through whom the Reliance insured service contracts were sold. Butler will use these funds to pay the claims previously insured by Reliance to repay Butler's loans from Warrantech

     Additionally, the Company will make further loans to Butler, as required, for claim obligations in excess of Butler's fee revenues. The note from Butler bears interest at the rate of prime plus 2% per annum and will begin to be paid down once Butler's fee revenues exceed the claims payments.

     The following table sets forth the carrying amounts and fair values of the Company's notes receivable and other receivables at March 31, 2003.

                             EXPECTED MATURITY DATE
                                 2004         2005         2006        2007      2008    THEREAFTER     TOTAL       FAIR VALUE
                                 ----         ----         ----        ----      ----    ----------     ------      ----------
Note Receivable - Butler
  Equals 2% above prime                 -   $2,563,129   $2,833,252         -        -            -     $5,396,381   $5,396,381

Note Receivable - other         $  15,272            -            -          -        -            -        15,272       15,272

Loan Receivable - Butler ;
0%  interest                    8,612,678            -            -          -        -            -     8,612,678    8,612,678

Other Receivable - 0%
interest                        5,299,887            -            - -                 -            -     5,299,887    5,299,887


The following table sets forth the carrying amounts and fair values of the Company's notes receivable at March 31, 2002.

                           EXPECTED MATURITY DATE
                             2003            2004         2005         2006       2007   THEREAFTER     TOTAL        FAIR VALUE
                             ----            ----         ----         ----       ----   ----------     ------       ----------
Note Receivable -
Butler

  Equals 2% above
prime                                  -            -  $ 2,563,129     $ 117,826       -          -      $2,680,955   $2,680,955

Note Receivable -             $  137,684            -            -             -       -          -         137,684      137,684
other

Loan Receivable -              2,754,691            -            -             -       -          -       2,754,691    2,754,691
Butler; 0% interest

Other Receivable - 0%          2,149,667
interest                                            -            -             -       -          -       2,149,667    2,149,667


     The Company will provide further loans to Butler if the claims obligations paid by Butler exceed the fees it receives from the dealers. Warrantech will provide these loans from the additional terms and credit line provided by GAIC and its cash flow from operations. These loans will be reflected as long-term obligations until the fees exceed the claims obligations. The amount which will be collected within one year will then be treated as a current asset.

     The Company believes that the arrangements with Butler and GAIC described above provide a mechanism to cover the claims under all of the service contracts in which the Company, Butler, or its dealers were the obligor and will also provide Butler with funds necessary to repay its loan from the Company. If, however, Butler, for any reason, becomes unable to pay any such claims, which were previously insured by Reliance, or if GAIC ceases to provide credit to the Company in order to fund any shortfalls required by Butler, Warrantech Automotive may ultimately be required to honor the claims under those contracts in which it was the obligor. The total amount of the Company's potential obligations with respect to such claims is not known since it is subject to a number of uncertainties. However, it is unlikely that the Company would be able to honor such claims without finding other sources of capital. There is also no assurance that Butler will have the funds to repay its loan from the Company. Management believes that Butler will be able to cover all of such claims and repay all of the amounts loaned by the Company to cover such claims based upon the revenue stream from the surcharge paid and to be paid by the dealers to Butler. Consequently, management believes that the possibility of Warrantech having to pay such claims is remote and that a valuation allowance or reserve for collectability of the receivable due from Butler is not currently necessary.

     As part of the GAIC agreement, GAIC received options to purchase up to 1,650,000 shares of Warrantech's common stock at an exercise price of $2.00 per share subject to certain adjustments. In the event that GAIC exercises all of these options, it would own approximately 10.8% of the Company's outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003, total cash and short-term investments totaled $6,322,075, a decrease of $1,666,026 or 21% from $7,988,101 at March 31, 2002.
During the fiscal year ended March 31, 2003, the Company's operations provided $9,558,420 of net cash compared to cash from operations of $10,077,578 for the fiscal year ended March 31, 2002. The change in net cash from operations, relates to unfavorable changes in its working capital from negative $1,656,179 at March 31, 2002 to a negative $2,985,930 at March 31, 2003. The change in working capital resulted primarily from advances made by the Company to the claims payment fund described in the "Agreements" above. During fiscal year 2003, the Company increased its other accounts receivables by $3.6 million resulting from extended terms on a portion of its new automotive business. The Company offset the use of those funds with an increase in its insurance premium payable of $9.6 million, primarily due to extended terms from its insurer, thereby generating a source of cash for the fiscal year. The Company also generated a source of cash with a reduction in the income tax receivable.

     The Company believes that internally generated funds, reimbursement of claims paid for RWC obligations and the $3 million line of credit from GAIC, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

     During the fiscal year ended March 31, 2003, the Company used $10,114,225 in cash in investing activities compared to the use of $5,484,977 in investing activities in the prior year. This increase in use of funds of $4,629,258 is primarily due to an increase in the amount of funds loaned to Butler under its notes receivable arrangement. During the current fiscal year, the Company spent less on computer development but more on property and equipment purchases than in the prior year, as the Company increased spending to furnish its new headquarters. The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2003 amounted to $1,120,273 compared to $594,797 during the fiscal year ended March 31, 2002. At fiscal year end 2003, the Company had $2,020,740 in debt from capital lease obligations compared to $1,758,793 at fiscal year-end 2002.

     During the fiscal year ended March 31, 2003, the Company used $999,548 in cash from financing activities compared to $561,087 in fiscal year 2002. The variance was primarily due an increase in the Company's capital leases and the purchase of treasury stock.

     During the fiscal year ended March 31, 2003, the Company repurchased 259,753 shares of its common stock for treasury purposes for an aggregate amount of $155,774. During the fiscal year ended March 31, 2002, the Company did not repurchase any of its stock.

LOANS TO DIRECTORS

     On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised an aggregate of 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual rate of 6%. The promissory notes, which were with recourse and secured by the stock certificates issued, matured July 5, 2001. On March 22, 1999, Joel San Antonio delivered an additional promissory note for $595,634, payable to the Company, representing the amounts funded by the Company for the payroll taxes payable by him upon for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represented approximately $10 million. These amounts are recorded as a contra-equity account, which is a reduction of stockholders' equity.

     In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due and extending the loan maturity from July 5, 2001 until January 31, 2005. Interest on the restructured loans accrued annually at the applicable federal rate of 6.2%. Under the restructuring, interest first became payable on the third anniversary of the restructuring and was payable annually thereafter. In July 2002, the Company extended the loan maturity dates until February 1, 2007 ( the "loan extension"). The interest, which accrued on the notes up to the time of the loan extension, was added to the principal of the notes. The new principal amount of Mr. Tweed's note is $3,189,675 and of Mr. White's note is $2,912,430. The applicable federal interest rate on the notes following the loan extension is 4.6%. Under the loan extension, interest on the notes will accrue until February 1, 2005 and, at that time, the accrued interest will be added to the principal of the notes. Interest on the new principal amounts thereafter become payable annually until maturity.

     In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the then applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note is $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $200,506 and $330,631 of interest which accrued on the note during fiscal years 2003 and 2002 has been forgiven. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

     The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio, including the capitalized interest of $194,827, is $10,462,094.

OUTLOOK

     The effect of inflation has not been significant to the Company.

     The Company continued to improve customer service and technology with the introduction in fiscal 2002 of its innovative web-based platform for its Consumer Products segment. WCPS Online provides real-time capabilities that meet the needs of dealers, service providers and consumers. It is designed to reduce paperwork and cut the time and costs of administering warranties for dealers and service providers, while providing a better experience and faster service for their customers. The future profitability of this segment of the Company is dependent on its ability to provide technology and customer service and to acquire new business. The Company is currently negotiating with prospective new customers which are projected to begin programs in fiscal year 2003. Based on these events developing, the segment should not incur losses this fiscal year

     During the previous fiscal year, the Company signed an agreement with MARTA Cooperative of America, one of the largest member-owned retail buying cooperative in the U.S. consumer electronics and appliance. In April 2003 the Company announced that it had signed agreements with more than 10% of the buying cooperatives consumer electronics and appliance retailers.

     The Company announced in fiscal 2002 that an agreement had been reached with AIG " Automotive Investment Group" to provide marketing services for reinsurance programs for large automobile dealerships. The terms of the contract allowed Warrantech Automotive to begin marketing a new reinsurance program to the nation's larger automobile dealerships on January 1, 2002. This program along with other new programs in the Automotive segment should allow the Company to experience an increase in automotive contracts sold continuing into fiscal year 2004.

     The Company was notified that its major insurer will implement an average 15% increase in premium. This increase will be passed onto the dealers and agents. As a result, gross revenues and gross premium expense will be higher, but the premium increase is expected to have a minimal effect on the Company's net earned administrative fee amount.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the Company's Consolidated Financial Statements set forth in the "Item 8. - Financial Statements and Supplementary Data," describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following lists some of the Company's critical accounting policies affected by judgments, assumptions and estimates.

REVENUE RECOGNITION
     Under SAB 101, the Company recognizes revenue when the revenue is realizable and earned. The Company considers revenue realized and earned when a definitively discrete earnings event has occurred. The Company has two discrete earnings events (1) for marketing and administration of service contracts and
(2) for servicing fees. The marketing and administrative fee is paid by the retailer of the service contract. This revenue is recognized at the time of the sale to the retailer as the Company will have substantially completed the services it has agreed to provide in connection with the sale of the service contract to the consumer.

     The second discrete earnings event occurs over the life of the contract. As such, Warrrantech recognizes and realizes the revenue over the contract life.

IMPAIRMENT OF LONG-LIVED ASSETS
     The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flow generated by the assets, comparing the result to the assets carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. At year ended March 31, 2003 and 2002, the Company found no impairment to its property and equipment or its other identifiable intangibles.

INCOME TAXES
     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At March 31, 2003, the Company had deferred tax assets of $2,898,577, net of a valuation allowance of $256,434.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2003, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

     Short-term marketable securities and long-term investments are comprised of municipal bonds which bear interest at fixed rates. Interest income from these securities is generally affected by changes in the U.S. interest rates. The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and weighted-average interest rates by expected maturity dates. All of the investments are considered "available for sale." The resultant differences between amortized cost and fair value, net of taxes, have been reflected as a separate component of accumulated other comprehensive income.

     Principal amounts by expected maturity as of March 31, 2003 of marketable securities are as follows:

                                                   EXPECTED MATURITY DATE
                             -------------------------------------------------------------------
                              2004        2005      2006       2007     2008    THEREAFTER    TOTAL COST   FAIR VALUE
                              ----        ----      ----       ----     ----    ----------    ----------   ----------
Available for sale
securities                   $1,765,588  $360,533          --         -              $37,550    $2,199,711   $2,199,243
       Interest rate              4.93%     4.96%       4.96%         -                5.50%

Principal amounts by expected maturity as of March 31, 2002 of marketable securities are as follows:

                             EXPECTED MATURITY DATE
                             ----------------------------------------------------------------
                                 2003       2004     2005      2006    2007    THEREAFTER     TOTAL COST    FAIR VALUE
                                 ----       ----     ----      ----    ----    ----------     ----------    ----------
Available for sale securities  $1,592,220  $398,907 $318,228         -     -           -       $2,309,455    $2,331,272

         Interest rate              4.21%     5.25%    4.98%     5.38%     -           -

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES



                                                                                         Page No.

Report of Independent Auditors..........................................................   26

Consolidated Financial Statements:
              Statements of Operations and Comprehensive Income
         For the Fiscal Years Ended March 31, 2003, 2002 and 2001........................  27

         Balance Sheets as of March 31, 2003 and 2001...................................  28-29

         Statements of Common Stockholders' Equity
         For the Fiscal Years Ended March 31, 2003, 2002 and 2001.......................   30

         Statements of Cash Flows
         For the Fiscal Years Ended March 31, 2003, 2002 and 2001.......................   31

Notes to Consolidated Financial Statements..............................................   32

Consolidated Financial Statement Schedules
Schedule VIII - Valuation and Qualifying Accounts.......................................   52



All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or accompanying notes.

[WSL LOGO]

WEINICK
-------
SANDERS                                                          1375 BROADWAY
LEVENTHAL & CO. LLP                                  NEW YORK, N.Y. 10018-7010
-------------------------------------------------------------------------------
CERTIFIED PUBLIC
ACCOUNTANTS 212-869-3333

FAX: 212-764-3060

WWW.WSLCO.COM




                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Warrantech Corporation

         We have audited the accompanying consolidated balance sheets of Warrantech Corporation and Subsidiaries as of March 31, 2003 and 2002 and its related consolidated statements of operations and comprehensive income, common stockholders' equity and cash flows for the fiscal years ended March 31, 2003, 2002 and 2001. Our audits also included the financial statement schedules listed in the index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and Subsidiaries at March 31, 2003 and 2002 and the consolidated results of their operations and comprehensive income and their cash flows for the years ended March 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the Company has restated its consolidated financial statements for the years ended March 31, 2002 and 2001.


                                      /s/ Weinick Sanders Leventhal & Co., LLP



New York, NY
June 13, 2003

                     WARRANTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                                                            For the Years Ended March 31,
                                                              -----------------------------------------------------------
                                                                    2003                2002 *              2001 *
                                                              -----------------    -----------------   ------------------
Earned administrative fee (net of amortization of                  $38,155,914          $38,000,275          $47,316,042
deferred costs)
                                                              -----------------    -----------------   ------------------
Costs and expenses
   Service, selling, and general and administrative                 31,092,940           30,768,340           39,775,539
   Legal settlement                                                          -            (824,332)                    -
   Provision for bad debt expense                                      150,444                    -               15,067
   Depreciation and amortization                                     3,885,054            4,480,442            6,417,115
   Loss on abandonment of assets                                             -                    -            1,029,731
                                                              -----------------    -----------------   ------------------
Total costs and expenses                                            35,128,438           34,424,450           47,237,452
                                                              -----------------    -----------------   ------------------

Income from operations                                               3,027,476            3,575,825               78,590
Other income                                                         1,060,846              857,466            1,022,512
                                                              -----------------    -----------------   ------------------

Income before provision for income taxes                             4,088,322            4,433,291            1,101,102
Provision for income taxes                                           1,227,043            1,738,609              788,714
                                                              -----------------    -----------------   ------------------

Net income                                                          $2,861,279           $2,694,682             $312,388
                                                              =================    =================   ==================

Earnings per share:
Basic                                                                    $0.19                $0.18                $0.02
                                                              =================    =================   ==================
Diluted                                                                  $0.19                $0.18                $0.02
                                                              =================    =================   ==================

Weighted average number of shares outstanding:
Basic                                                               15,317,881           15,259,437           15,265,114
                                                              =================    =================   ==================
Diluted                                                             15,398,910           15,261,444           15,271,218
                                                              =================    =================   ==================


                                                                            FOR THE YEARS ENDED MARCH 31,
                                                               ---------------------------------------------------------
                                                                    2003                2002 *              2001 *
                                                               ----------------   -------------------  -----------------
Net income                                                          $2,861,279            $2,694,682           $312,388
Other Comprehensive Income, net of tax
   Unrealized gain (loss) on investments                                13,713               (8,936)             30,001
   Foreign currency translation adjustments                          (158,659)              (11,143)             82,182
                                                               ----------------   -------------------  -----------------
Comprehensive Income                                                $2,716,333            $2,674,603           $424,571
                                                               ================   ===================  =================

Comprehensive income per share:                                          $0.18                 $0.18              $0.03
                                                               ================   ===================  =================




* Restated to reflect the  correction  of net earned  administrative  fees - See
Note 3.

See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,       MARCH 31,
                                                                   2003           2002 *
                                                               --------------  -------------
A S S E T S

Current assets:
   Cash and cash equivalents                                      $5,478,095     $7,033,448
   Investments in marketable securities                              843,980        954,653
   Accounts receivable, (net of allowances of
      $230,064 and $256,019, respectively)                        22,008,608     18,442,135
   Loan receivable - Butler Financial Solutions, Inc.              8,612,678      2,754,691
   Other receivables, net                                          5,299,887      2,149,667
   Income tax receivable                                                   -      1,129,076
   Deferred income taxes                                           2,098,171      2,653,000
   Employee receivables                                               73,833         27,391
   Prepaid expenses and other current assets                       1,218,392        600,944
                                                               --------------  -------------
       Total current assets                                       45,633,644     35,745,005
                                                               --------------  -------------

Property and equipment, net                                        8,296,313      9,299,713
                                                               --------------  ---------------

Other assets:
   Excess of cost over fair value of assets acquired
   (net of accumulated amortization of $5,825,405)                 1,637,290      1,637,290
   Deferred income taxes                                             800,406      1,434,104
   Deferred direct costs                                           9,972,309     22,570,930
   Investments in marketable securities                            1,355,263      1,376,619
   Restricted cash                                                   825,000        825,000
   Split dollar life insurance policies                              877,126        904,172
   Notes receivable                                                5,411,653      2,818,639
   Other assets                                                       47,124         44,546
                                                               --------------  -------------
          Total other assets                                      20,926,171     31,611,300

                                                               --------------  -------------
                    Total Assets                                 $74,856,128    $76,656,018
                                                               ==============  =============





* Restated to reflect the  correction  of net earned  administrative  fees - See
Note 3.

See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,      MARCH 31,
                                                                        2003          2002 *
                                                                    -------------- --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt and capital lease                $802,070       $801,788
obligations
   Insurance premiums payable                                          36,070,992     26,470,265
   Income taxes payable                                                    81,236              -
   Accounts and commissions payable                                     8,118,371      6,960,465
   Accrued expenses and other current liabilities                       3,534,106      3,168,666
                                                                    -------------- --------------
      Total current liabilities                                        48,606,757     37,401,184
                                                                    -------------- --------------

Deferred revenues                                                      15,065,547     30,942,984
Long-term debt and capital lease obligations                            1,218,670        957,159
Deferred rent payable                                                     417,720        190,260
                                                                    -------------- --------------
     Total liabilities                                                 65,308,718     69,491,587
                                                                    -------------- --------------

Commitments and contingencies
                                                                                -              -
Stockholders' equity:
   Preferred stock - $.0007 par value authorized - 15,000,000
       Shares issued  - none at March 31, 2003 and March 31, 2002               -              -
   Common stock - $.007  par  value  authorized - 30,000,000 Shares issued -16,530,324 shares at March 31, 2003 and
       16,525,324 shares at March 31, 2002                                115,714        115,679
   Additional paid-in capital                                          23,760,809     23,745,944
   Loans to directors and officers                                   (10,462,094)   (10,163,875)
   Accumulated other comprehensive income, net of taxes                 (196,974)       (52,028)
   Retained earnings (Accumulated Deficit)                               604,631    (2,256,648)
                                                                    -------------- --------------
                                                                       13,822,086     11,389,072
Treasury stock - at cost, 1,249,690 shares at March 31, 2003
    and 1,212,159 shares  at  March 31, 2002                          (4,274,670)    (4,224,641)
                                                                    -------------- --------------
        Total Stockholders' Equity                                      9,547,416      7,164,431
                                                                    -------------- --------------

                                                                    -------------- --------------
        Total Liabilities and Stockholders' Equity                    $74,856,128    $76,656,018
                                                                    ============== ==============


* Restated to reflect the  correction  of net earned  administrative  fees - See
Note 3.

See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                                 FOR THE YEARS ENDED MARCH 31,
                                                      -----------------------------------------------------
                                                           2003             2002 *             2001 *
                                                      ----------------  ----------------  -----------------
Common Stock Outstanding (shares)
Balance, beginning of year                                 16,525,324        16,514,228         16,505,911
Exercise of common stock options                                5,000                 -                  -
Issuance of common stock                                            -            11,096              8,317
                                                      ----------------  ----------------  -----------------
Balance, end of year                                       16,530,324        16,525,324         16,514,228
                                                      ================  ================  =================
Common Stock
Balance, beginning of year                                   $115,679          $115,580           $115,541
Exercise of common stock options                                   35                 -                  -
Issuance of common stock                                            -                99                 39
                                                      ----------------  ----------------  -----------------
Balance, end of year                                         $115,714          $115,679           $115,580
                                                      ================  ================  =================
Additional paid-in capital
Balance, beginning of year                                $23,745,944       $23,742,868        $23,737,835
Exercise of common stock options                                2,065                 -                  -
Compensatory element of common stock options                   12,800                 -                  -
Issuance of common stock                                            -             3,076              5,033
                                                      ----------------  ----------------  -----------------
Balance, end of year                                      $23,760,809       $23,745,944        $23,742,868
                                                      ================  ================  =================
Loans to directors and officers
Balance, beginning of year                              ($10,163,875)      ($9,833,244)       ($9,505,406)
Loans for exercise of stock of stock options                (298,219)         (330,631)          (327,838)
                                                      ----------------  ----------------  -----------------
Balance, end of year                                    ($10,462,094)     ($10,163,875)       ($9,833,244)
                                                      ================  ================  =================
Accumulated other comprehensive income
Balance, beginning of year                                  ($52,028)         ($31,949)         ($144,132)
Foreign currency translation adjustments                    (158,659)          (11,143)             82,182
Unrealized gain (loss) on investments                          13,713           (8,936)             30,001
                                                      ----------------  ----------------  -----------------
Balance, end of year                                       ($196,974)         ($52,028)          ($31,949)
                                                      ================  ================  =================
Retained Earnings (Accumulated Deficit)
Balance, beginning of year                               ($2,256,648)      ($4,951,330)       ($8,101,029)
Effect of restatement (note 3)                                      -                 -          2,837,311
Net income                                                  2,861,279         2,694,682            312,388
                                                      ----------------  ----------------  -----------------
Balance, end of year                                         $604,631      ($2,256,648)       ($4,951,330)
                                                      ================  ================  =================
Common stock in treasury (shares)
Balance, beginning of year                                (1,212,159)       (1,415,171)        (1,211,024)
Purchase of treasury shares                                 (259,753)                 -          (450,000)
Issuance of treasury shares                                   222,222           203,012            245,853
                                                      ----------------  ----------------  -----------------
Balance, end of year                                      (1,249,690)       (1,212,159)        (1,415,171)
                                                      ================  ================  =================
Common stock in treasury (amount)
Balance, beginning of year                               ($4,224,641)      ($4,341,206)       ($4,224,167)
Purchase of treasury shares                                 (155,774)                 -          (308,920)
Issuance of treasury shares                                   105,745           116,565
                                                                                                   191,881
                                                      ----------------  ----------------  -----------------
Balance, end of year                                     ($4,274,670)      ($4,224,641)       ($4,341,206)
                                                      ================  ================  =================

                                                      ----------------  ----------------  -----------------
Total Stockholders' Equity                                 $9,547,416        $7,165,431         $4,700,719
                                                      ================  ================  =================



* Restated to reflect the  correction  of net earned  administrative  fees - See
Note 3.

See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            FOR THE YEARS ENDED MARCH 31,
                                                            --------------------------------------------------------------
                                                                  2003                 2002 *               2001 (A)*
                                                            -----------------      ----------------      -----------------
Cash flows from operating activities:
  Net income                                                      $2,861,279            $2,694,682               $312,388
                                                            -----------------      ----------------      -----------------
  Adjustments  to  reconcile  net  income  to net  cash
     provided  by  operating activities:
     Depreciation and amortization                                 3,885,054             4,480,442              6,417,115
     Compensatory element of stock options                            12,800                     -                      -
     Provision for bad debt expense                                  150,444                     -                 15,067
     Deferred revenues                                          (15,877,437)          (27,171,294)           (42,585,819)
     Deferred direct costs                                        12,598,621            23,688,041             34,538,228
     Deferred income taxes                                         1,188,527           (1,452,477)              6,741,052
     Deferred rent payable                                           227,460             (103,033)               (91,208)
     Other                                                         (513,004)             (357,828)                125,431
     Increase (decrease) in cash flows as a result of
        changes in asset and liability balances:
        Accounts receivable                                      (3,566,473)           (6,289,620)              (293,862)
        Other receivables                                        (3,150,220)             4,888,473            (4,649,283)
        Income taxes receivable                                    1,210,312             4,249,572            (1,343,302)
        Prepaid expenses and other current assets                  (617,448)               363,985                273,122
        Split dollar life insurance policies                          27,046             (195,910)                119,000
        Other assets                                                 (2,577)                20,263                311,846
        Insurance premiums payable                                 9,600,727             7,370,101                938,807
        Accounts and commissions payable                           1,157,906               613,593            (2,510,684)
        Accrued expenses and other current liabilities               365,403           (2,721,412)            (3,601,097)
                                                            -----------------      ----------------      -----------------
  Total adjustments                                                6,697,141             7,382,896            (8,810,855)
                                                            -----------------      ----------------      -----------------
Net cash provided by (used in) by operating activities             9,558,420            10,077,578            (6,943,931)
                                                            -----------------      ----------------      -----------------

Cash flows from investing activities:
  Property and equipment purchased-net of retirements            (1,818,224)           (1,496,747)            (1,930,448)
  Purchase of marketable securities                                (790,000)             (430,000)              (715,000)
  (Increase) decrease in loans and notes receivable              (8,451,001)           (4,973,524)                567,929
  Proceeds from sales of marketable securities                       945,000             1,415,304              3,600,000
                                                            -----------------      ----------------      -----------------
Net cash provided by (used in) investing activities             (10,114,225)           (5,484,967)              1,522,481
                                                            -----------------      ----------------      -----------------

Cash flows from financing activities:
    Exercise of common stock options and stock grants                  2,100                     -                  5,072
    Purchase treasury stock                                        (155,774)                     -              (308,920)
    Repayments of notes and capital leases                         (845,874)             (561,087)            (1,307,781)
                                                            -----------------      ----------------      -----------------
Net cash (used in) financing activities                            (999,548)             (561,087)            (1,611,629)
                                                            -----------------      ----------------      -----------------

Net (decrease) in cash and cash equivalents                      (1,555,353)             4,031,524            (7,033,079)

Cash and cash equivalents at beginning of year                     7,033,448             3,001,924             10,035,003
                                                            -----------------      ----------------      -----------------
Cash and cash equivalents at end of year                          $5,478,095            $7,033,448             $3,001,924
                                                            -----------------      ----------------      -----------------

Supplemental Cash Flow Information:
Cash payments made (recovered) during the year for:
   Interest                                                         $275,185              $217,072               $234,102
                                                            -----------------      ----------------      -----------------
   Income taxes                                                 ($1,218,916)          ($1,107,494)               $259,224
                                                            -----------------      ----------------      -----------------

Non-Cash Investing and financing activities:
    Property and equipment financed through capital leases        $1,120,273              $443,232               $519,369
    Increase in loans to officers and directors                    (298,219)             (330,631)              (327,838)
    Issuance of treasury stock                                       105,745               116,565                191,881
   Capital leases refinanced                                               -               151,565                      -

(a)  Reclassified for comparability.
     * Restated to reflect the correction of net earned administrative fees - See Note 3.



See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       NATURE OF BUSINESS - Warrantech, through its wholly owned subsidiaries, markets and administers service contracts, extended warranties and replacement plans. The Company is a third party administrator for a variety of dealer/clients in selected industries and offers call center and technical computer services. The Company assists dealer/clients in obtaining insurance policies from highly rated independent insurance companies for all contracts and programs offered. The insurance company is then responsible for the cost of repairs or replacements for the contracts administered by Warrantech.

       The Company's service contract programs benefit consumers by providing them with expanded and/or extended product coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's service contract programs benefit the dealer/clients by providing enhanced value to the goods and services they offer and by providing them with the opportunity for increased revenue and income without the costs and responsibilities of operating an extended warranty program.

       The service contracts, extended warranties and replacement contracts generally have terms ranging from three (3) to one hundred twenty (120) months. Since the Company acts solely as a third party administrator on behalf of the dealer/clients and insurance companies, the actual repairs and/or replacements required under the agreements are performed by independent third party authorized repair facilities or dealers. The cost of repairs is generally paid for by the insurance companies which have the ultimate responsibility for the claims or, where insurance coverage is unavailable, by Butler Financial Solutions, LLC ("Butler"), if Reliance Insurance Company ("Reliance") or the Company is the obligor. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects consumers by ensuring their claims will be paid.

        BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

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

        REVENUE RECOGNITION POLICY - Revenue for administrative obligor contracts is recognized in accordance with, Staff Accounting Bulletin 101 ("SAB 101"). Under SAB 101, the Company recognizes revenue when the revenue is realizable and earned. The Company considers revenue realized and earned when a definitively discrete earnings event has occurred. The Company, primarily, has two discrete events (1) for marketing and administration of service contracts and (2) for servicing fees. The marketing and administrative fee is paid by the retailer of the service contract. This revenue is recognized at the time of the sale to the retailer, as the Company will have substantially completed the services it has agreed to provide the retailer in connection with the sale of the service contract to the consumer. The second discrete earnings event occurs over the life of the contract as claims administrative obligations are being satisfied. As such, Warrrantech recognizes and realizes the revenue over the contract life.

        DIRECT COSTS - Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts for administrative obligor service contracts. For administrative obligor service contracts, the Company recognizes direct cost according to Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts. " This requires that insurance premium costs be ratably expensed over the life of the service contract.

        PROFIT SHARING ARRANGEMENT - Pursuant to certain agreements with its insurers, the Company may be eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined based upon the residual value of the premiums set aside by the insurer to pay losses (the "Loss Fund"). The residual value is comprised of underwriting profits and investment income earned on the monies in the Loss Fund. Subsequent adjustments to original estimates are solely changes in estimates based upon current information, affording the Company better determination of ultimate profit sharing revenues and are reflected in income when known. The Company recognized $71,784 in profit sharing on its International business in the fiscal year ended March 31, 2003 with no profit sharing recognized for fiscal years ended March 31, 2002 or 2001.

        PROVISION FOR BAD DEBT EXPENSE - The Company's policy is to establish an allowance for doubtful accounts when receivables are determined to be uncollectible.

        EARNINGS PER SHARE - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which modified the calculation of earnings per share ("EPS".) This Statement replaced the previous presentation of primary and fully diluted EPS to basic and diluted EPS. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS includes the dilution of common stock equivalents, and is computed similarly to fully diluted EPS pursuant to Accounting Principle Board ("APB") Opinion 15. All prior periods presented have been restated to reflect this adoption.

        CASH AND CASH EQUIVALENTS - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no other cash equivalents at March 31, 2003 and 2002.

        At March 31, 2003 and 2002, respectively, the Company had cash on deposit in excess of federally insured limits of $4,535,328 and $6,659,178.

        INVESTMENTS IN MARKETABLE SECURITIES - All investments in marketable securities have been classified as available-for-sale and are carried at fair value with changes in unrealized gains and losses being reflected as a separate component of accumulated other comprehensive income, net of tax.

        PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging between 3 and 7 years.

        CAPITALIZATION POLICY - In accordance with Statement of Position 98-1, the Company capitalizes purchased software or software development and implementation costs incurred internally or through independent consultants related to the Company's state of the art proprietary relational database and interactive operating software for warranty tracking and sales. These systems are only available for internal uses and are not available for purchase by outside parties. All direct implementation costs and purchase software costs are capitalized and amortized using the straight-line method over their estimated useful lives not to exceed a five-year period. Of the $4,427,891 and $6,172,570 of net software development costs at March 31, 2003 and March 31, 2002, respectively, the Company capitalized $779,665 and $954,657.

        Once annually or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges. The Company determines such impairment by measuring the undiscounted future cash flow generated by the assets, comparing the result to the assets carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. At years ended March 31, 2003 and 2002, the Company found no impairment to its property and equipment or its other identifiable intangibles.

        EXCESS OF COST OVER FAIR VALUE OF ASSETS ACQUIRED - The excess of cost over fair value of the assets acquired ("Goodwill") is a result of the purchases of Dealer Based Services, Inc. in 1989, Home Guarantee Corporation, PLC in July 1995, and certain assets of Distributors & Dealers Service Co., Inc. in October 1997. Prior to the early adoption of Statement of Financial standards No. 142 "Goodwill and Intangible Assets" on April 1, 2001, the excess of cost over fair value of assets acquired was being amortized on a straight-line basis over 15, 10 and
        4.5 years, respectively. As a result of the Company closing its offices in Europe during 2001, the excess of Cost over Fair Value of Assets acquired from Home Guarantee Corporation, PLC was charged to operations at that time.

        Impairment of Long-lived Assets - The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Once annually or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges. The Company determines such impairment by measuring the undiscounted future cash flow generated by the assets, comparing the result to the assets carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment.

        ADVERTISING COSTS - The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2003, 2002 and 2001 were $261,182, $388,085 and $473,553, respectively.

        STOCK BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock-based compensation plans. Under APB 25, compensation expense for stock option and award plans is recognized as the difference between the fair values of the stock at the date of the grant less the amount, if any, the employee or director is required to pay. Certain operating officers have been issued shares of the Company's common stock as part of their compensation under their employment agreements. This compensation is to be earned by the officers and charged to operations over five years, the term of the employment agreements. In addition, certain employees have been issued restricted shares of the Company's common stock as compensation. Such compensation is amortized over the restriction period, which is generally two years. Certain non-employees have been issued options to purchase stock in lieu of compensation. The intrinsic value of these options at the time of grant has been charged to expense.

        INCOME TAXES - Deferred tax assets and liabilities are determined under the liability method whereby deferred tax assets and liabilities are recognized for the expected tax effect of temporary differences between the financial statement carrying amount and the tax bases of assets and liabilities using presently enacted tax rates in effect for the years in which the differences are expected to reverse.

        FOREIGN CURRENCY TRANSLATION - Financial statement accounts expressed in foreign currencies are translated into United States dollars in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation". The functional currency for the Company's United Kingdom operations was the British pound. The functional currency for the Company's Chilean and Peruvian operations are their respective local currencies. Transaction gains and losses are reflected in operations, while translation gains and losses are reflected as a separate component of accumulated other comprehensive income, net of tax.

        COMPREHENSIVE INCOME - The Company has adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had minimal impact on the Company's net income or stockholders' equity. SFAS No. 130 requires unrealized gains or losses to be recorded on the Company's available for sale securities and foreign currency translation adjustments, which prior to the adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

        CONTINGENT  LIABILITY  POLICY - In accordance  with SFAS 5 and Financial
        Accounting Standards Interpretation ("FIN") 14, the Company may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated and measured.

2.   NEW ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) approved for issuance SFAS No. 142, "Goodwill and Intangible Assets," which is effective for fiscal years beginning after March 15, 2001. SFAS 142 provides that goodwill and intangible assets with indefinite lives not be amortized, and instead, be tested for impairment annually and whenever there is an impairment indicator. Early adoption of SFAS 142 is permitted for companies with fiscal years beginning after March 15, 2001 but only if they had not issued their first quarter financial statements prior to adoption. The Company adopted SFAS 142 effective April 1, 2001 and ceased amortization of its goodwill. The following table discloses goodwill amortization expense (net of tax effects) and net income for the fiscal years ended March 31, 2003, 2002 and 2001.

                                                          FOR THE FISCAL YEARS ENDED MARCH 31,
                                                         2003              2002            2001
                                                         ----              ----            ----
         Goodwill amortization                                 -                 -      ($919,466)
                                                      ----------        -----------      ---------
         Net income                                   $2,861,279        $2,694,682     $1,231,854
                                                      ----------        -----------    ----------

         Earnings per share: Basic                      $0.19              $0.18          $0.08
                                                        =====              =====          =====
         Earnings per share: Diluted                    $0.19              $0.18          $0.08
                                                        =====              =====          =====

       Goodwill at March 31, 2003 and 2002 is as follows:

                                                              YEAR ENDED MARCH 31,
                                                              2003             2002
                                                              ----             ----
         Goodwill                                         $7,462,695       $7,462,695
         Accumulated Goodwill Amortization                (5,825,405)      (5,825,405)
                                                          -----------      -----------
                Total                                     $1,637,290       $1,637,290
                                                          ==========       ==========

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to adopt the provisions of SFAS No. However, the Company will provide all newly required disclosures under SFAS No.123.


3.      RESTATEMENT

        The Company's financial statements have been restated to reflect a change in accounting treatment in calculating net earned administrative fees for the years ended March 31, 2002 and 2003. For certain contracts, the Company previously had deferred a portion of the revenue and would recognize such deferred revenue at the cancellation or end of the contract's term. The Company is now recognizing this revenue over the life of the contract's term.

       The effect of this restatement for the years ended March 31, 2002 and 2001 is as follows:

                                                                       MARCH 31, 2002            MARCH 31, 2001
                                                                      ---------------            --------------
                                                                          AS                            AS
                                                                      PREVIOUSLY    AS RESTATED     PREVIOUSLY     AS RESTATED
                                                                       REPORTED                      REPORTED
Statement of Operations:

   Earned administrative fee (net of amortization of deferred costs)  $37,327,306     $38,000,275    $49,700,944  $47,316,042
   Income from operations                                               2,902,856       3,575,825      2,463,492       78,590
   Income before provision for income taxes                             3,760,322       4,433,291      3,486,004    1,011,102

   Provision for income taxes                                           1,504,049       1,738,609      1,619,080      788,714

   Net income                                                          $2,256,373      $2,694,682     $1,866,924     $312,388



 Earnings per share:

 Basic                                                                    $0.15           $0.18          $0.12        $0.02
                                                                          =====           =====          =====        =====

 Diluted                                                                  $0.15           $0.18          $0.12        $0.02
                                                                          =====           =====          =====        =====
Balance Sheet:
  Deferred income tax asset                                            $4,982,315      $4,087,104     $3,295,278   $2,434,627
  Deferred revenues                                                    33,559,379      30,942,984     60,057,704   58,114,278
  Retained earnings (deficit)                                         (3,977,832)     (2,256,648)    (6,234,105)  (4,951,330)


4.       LOSS ON ABANDONMENT OF ASSETS

        Effective September 30, 2000, the Company ceased operations in the United Kingdom because of unprofitable operations. As a result of the closing and abandonment of the United Kingdom operations, the Company wrote down its investment in the assets of the United Kingdom operations and recorded a $1,029,731 loss on the abandonment of these assets.

5.       RESTRICTED CASH

        At March 31, 2003 and 2002 cash in the amount of $825,000 was on deposit with Florida and Ohio regulatory agencies to comply with their state insurance laws.


6.       INVESTMENTS IN MARKETABLE SECURITIES

        Short-term marketable securities and long-term investments are comprised of municipal bonds which bear interest at fixed rates. Interest income from these securities is generally affected by changes in the U.S. interest rates. The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates. The tables present principal cash flows and weighted-average interest rates by expected maturity dates. All of the investments are considered "available for sale." The resultant differences between amortized cost and fair value, net of taxes, have been reflected as a separate component of accumulated other comprehensive income.

       Principal amounts by expected maturity as of March 31, 2003 of marketable securities are as follows:

                                                EXPECTED MATURITY DATE
                           -----------------------------------------------------------------
                              2004       2005       2006       2007      2008   THEREAFTER  TOTAL COSTS  FAIR VALUE
                              ----       ----       ----       ----      ----   ----------  -----------  ----------
Available for sale
securities                  $1,765,588   $360,573  $  -        $  -      $  -     $37,550   $2,163,711   $2,199,243
Interest rate                    4.93%      4.96%     -           -         -        5.50%


       Principal amounts by expected maturity as of March 31, 2002 of marketable securities are as follows:

                                                  EXPECTED MATURITY DATE
                           ---------------------------------------------------------------------
                              2003       2004        2005        2006      2007     THEREAFTER  TOTAL COSTS  FAIR VALUE
                              ----       ----        ----        ----      ----     ----------  -----------  ----------
Available for sale
securities                  $1,592,220  $398,907       $318,328    $  -      $    -      $    -   $2,309,455  $2,331,272
Interest rate                    4.21%     5.25%          4.98%       -           -           -

7.   OTHER RECEIVABLES

     The nature and amounts of Other Receivables - Butler as of March 31, 2003 and 2002 are as follows:

                                                                                     MARCH 31,
                                                                        -----------------------------------
                                                                              2003               2002
                                                                        ----------------    ---------------
              Loan receivable from Butler Financial                          $8,612,678         $2,754,691
                   Solutions, LLC (see note 11)                              ==========         ==========
              Other receivables, net
                Due from insurance companies                                 $4,429,450         $1,407,549
                Due from dealers                                                348,229            388,423
                Agent advances                                                  157,527            306,808
                Other                                                           364,681             46,887
                                                                        ----------------    ---------------
                                                                              5,299,887          2,149,667
              Allowance for doubtful accounts                                         -                  -
                                                                        ----------------    ---------------
              Total other receivables, net                                   $5,299,887         $2,149,667
                                                                        ================    ===============

     During the current fiscal year, the Company advanced money to Butler to pay claims for which Reliance Warranty Corporation ("RWC") is obligated to pay. As of the end of the fiscal years ended March 31, 2003 and 2002, $8,612,678 and $2,754,691, respectively, had been paid. The Company expects to receive funds from RWC during fiscal year 2004, which would reimburse the Company for claims that Butler paid out for which RWC was responsible to pay.

     The following table sets forth the carrying amounts and fair values of the Company's loan and other receivables at March 31, 2003.

                                                EXPECTED MATURITY DATE
                                 ----------------------------------------------------------
                                    2004     2005    2006    2007      2008    THEREAFTER     TOTAL     FAIR VALUE
                                    ----     ----    ----    ----      ----    ----------     ------    ----------
      Other receivable - Butler $8,612,678      -       -        -          -          -   $8,612,678 $8,612,678

      Other receivable, net      5,299,887      -       -        -          -          -    5,299,887  5,299,887

     The following table sets forth the carrying amounts and fair values of the Company's loan and other receivables at March 31, 2002.

                                          EXPECTED MATURITY DATE
                       --------------------------------------------------------------
                          2003      2004      2005      2006      2007   THEREAFTER  TOTAL     FAIR VALUE
                          ----      ----      ----      ----      ----   ----------  ------    ----------
Loan receivable -
Butler                  $2,754,691     -         -         -         -          -   $2,754,691 $2,754,691

Other receivable, net    2,149,667     -         -         -         -          -    2,149,667  2,149,667

8.   PROPERTY AND EQUIPMENT

                                                                               MARCH 31,
                                                                  ------------------------------------
                                                                       2003                2002
                                                                  ----------------    ----------------
             Automobiles                                             $     67,701        $     61,280
             Equipment, furniture and fixtures                         10,486,659           9,981,999
             Leasehold improvements                                     2,135,007           1,384,322
             Software development costs                                15,226,184          14,665,867
                                                                  ----------------    ----------------
                                                                       27,915,551          26,093,468
             Less:  Accumulated depreciation and amortization          21,556,526          18,392,289
                                                                  ----------------    ----------------
                                                                        6,359,025           7,701,179
                                                                  ----------------    ----------------
             Assets under capital leases:
               Cost                                                     9,624,745           9,010,339
               Less:  Accumulated amortization                          7,687,457           7,411,805
                                                                  ----------------    ----------------
                                                                        1,937,288           1,598,534
                                                                  ----------------    ----------------

                                                                  ----------------    ----------------
             Total Property and Equipment, net                       $  8,296,313        $  9,299,713
                                                                  ================    ================

       Amortization expense on assets under capital leases for the years ended March 31, 2003, 2002 and 2001 was $662,715, $1,053,797 and $1,399,860,
       respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 2003, 2002 and 2001 was $3,222,339, $3,426,645 and $4,046,873, respectively.


9.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

       Long-term debt and capital lease obligations consisted of the following:


                                                                               MARCH 31,
                                                                      ----------------------------
                                                                         2003            2002
                                                                      ------------    ------------
              Capital lease obligations - for property and
                 equipment payable monthly with interest
                 rates ranging from 4.92% to 19.98% through 2008       $2,020,740      $1,726,793
                 Sundry                                                         -          32,154
              Less: Current maturities                                    802,070         801,788
                                                                      ------------    ------------
              Long-term portion                                        $1,218,670        $957,159
                                                                      ============    ============


       The aggregate amounts of maturities at March 31, 2003 were as follows:

                                                                         MINIMUM FUTURE
              FISCAL YEAR                                                LEASE PAYMENTS
                                                                  ----------------------------
              2004                                                            $910,082
              2005                                                             635,744
              2006                                                             366,080
              2007                                                             244,834
              2008                                                             168,625
              2009 and thereafter                                                    -
                                                                          -------------
                                                                             2,325,365
              Less amount representing interest                                304,624
                                                                          -------------
              Net                                                           $2,020,740
                                                                          =============

       The capital lease obligations are collateralized by the capitalized property and equipment related to the underlying leases.

10.     SPLIT DOLLAR LIFE INSURANCE POLICIES

       Through April 2003, the Company made payments on split dollar insurance policies on the lives of six and seven officers of the Company, respectively. The Company has suspended payment of premiums under these policies until the permissability of making such payments under the Sabarnes-Oxley Act of 2002 is clarified. The cash surrender value of these policies is $877,126 and $904,172 as of March 31, 2003 and 2002, respectively. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid.

11.     NOTES RECEIVABLE

       Butler serves as the ultimate obligor under all service contracts administered by the Company in exchange for a fee. Some of the service contracts under which Butler is the obligor were insured by Reliance, and the liquidation of Reliance has eliminated the insurance coverage to Butler.

       Funding to Butler is provided by a special surcharge, payable on all vehicle service contracts administered by the Company sold after November 19, 2001. The surcharge will be paid by agents through whom Reliance-insured service contracts were sold. Butler will use these funds to pay the claims previously insured by Reliance and to repay its loans from Warrantech.

       Additionally, in order to assist Butler in addressing its potential obligations under the service contracts previously insured by Reliance for which Butler is, or the dealer, or Warrantech was, the obligor, Warrantech Automotive has made loans to Butler, as necessary, for claims obligations in excess of Butler's fee revenues. Subject to the terms of the agreement between the Company and Butler, the Company has and will make further loans to Butler, as necessary, for claims obligations in excess of Butler's fee revenues. All of Warrantech's loans to Butler bear interest at the rate of prime plus 2% per annum and will begin to be paid down once Butler's fee revenues exceed the claims obligations.

       At March 31, 2003 and 2002, Warrantech had loaned Butler $14,009,059 and $5,435,646, respectively. RWC, which is not part of the Reliance liquidation, is obligated to pay Butler $8,612,678 and $2,754,691, respectively, of that amount. The Company expects Butler to collect the $8,612,678 from RWC during the third quarter of fiscal 2004 and simultaneously the Company will collect this amount from Butler. The portion of the Butler receivables, which RWC is legally responsible for payments, is reflected as "Other Receivables" on the Consolidated Balance Sheet. The remaining amount representing the loans due from Butler of $5,396,381 and $2,680,955, at fiscal year ended March 31, 2003 and 2002, respectively, are classified as "Notes Receivable" on the Consolidated Balance Sheet.

       The following table sets forth the carrying amounts and fair values of the Company's notes and receivables at March 31, 2003.

                                                 EXPECTED MATURITY DATE
                            ------------------------------------------------------------------
                              2004    2005     2006         2007        2008     THEREAFTER      TOTAL      FAIR VALUE
                              ----    ----     ----         ----        ----     ----------      ------     ----------
Note Receivable - Butler

  Equals 2% above prime             -     -  $2,563,129    $2,833,252          -            -    $5,396,381   $5,396,381

Note Receivable - other        15,272     -           -             -          -            -        15,272       15,272

       The following table sets forth the carrying amounts and fair values of the Company's notes and other receivables at March 31, 2002.

                                       EXPECTED MATURITY DATE
                       --------------------------------------------------------
                         2003   2004   2005    2006     2007     THEREAFTER    TOTAL     FAIR VALUE
                         ----   ----   ----    ----     ----     ----------    ------    ----------

Note Receivable - Butler

  Equals 2% above prime        -    -    - $2,563,129  $117,826          -    $2,680,955    $2,680,955

Note Receivable - other  137,684    -    -          -         -          -       137,684       137,684

12.     INCOME TAXES

       A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                                  FOR THE YEARS ENDED MARCH 31,
                                           -----------------------------------------------------------------------------
                                                     2003                     2002                       2001
                                           -------------------------  ----------------------   -------------------------
         Income before income taxes             $4,088,322                $4,433,291               $1,101,102

         Federal statutory rate                  1,390,029    34.0%       $1,507,319  34.0%          $374,375     34.0%
         State tax effect                        (106,553)   (2.6)%           92,839   2.6%           280,942     25.5%
         Goodwill                                        -        -                -      -           281,370     25.5%
         Non-deductible items                       34,657     0.8%           34,179  1.15%                 -         -
         Other                                    (91,090)   (2.2)%          104,272   1.5%         (147,973)   (13.4)%
                                           -------------------------  ----------------------   -------------------------
         Provision for income taxes             $1,227,043    30.0%       $1,738,609  39.2%          $788,714     71.6%
                                           =========================  ======================   =========================
                                                                                                         PROVISION
       FOR THE YEAR ENDED MARCH 31, 2003              CURRENT                   DEFERRED                 (BENEFIT)
                                                  ----------------           ---------------         -------------------
       Federal                                            $32,791                $1,200,694                  $1,233,485
       State                                            (104,423)                  (57,021)                   (161,444)
       Foreign                                            110,148                    44,854                     155,002
                                                  ----------------           ---------------         -------------------
       Total                                              $38,516                $1,188,527                  $1,227,043
                                                  ================           ===============         ===================

       FOR THE YEAR ENDED MARCH 31, 2002
       Federal                                         $3,025,722              ($1,492,341)                  $1,533,381
       State                                              176,629                  (35,964)                     140,665
       Foreign                                            100,573                  (36,010)                      64,563
                                                  ----------------           ---------------         -------------------
       Total                                           $3,302,924              ($1,564,315)                  $1,738,609
                                                  ================           ===============         ===================

       FOR THE YEAR ENDED MARCH 31, 2001
       Federal                                       ($4,207,054)                $3,167,458                $(1,039,596)
       State                                               92,579                  (13,041)                      79,538
       Foreign                                          (109,440)                 1,858,212                   1,748,772
                                                  ----------------           ---------------         -------------------
       Total                                         ($4,223,915)                $5,012,629                    $788,714
                                                  ================           ===============         ===================

       Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the net deferred tax asset are as follows:

                                                               MARCH 31,
                                                  ----------------------------------
                                                       2003               2002
                                                  ----------------   ---------------
       Deferred Tax Assets:
            Deferred revenue                           $5,086,343       $10,864,923
            Deferred rent                                 142,025            68,151
            Provision for doubtful accounts                78,222            88,152
            Accrued bonus                                 149,447           260,123
            Foreign loss benefit                          205,470           594,599
            Net operating loss                          1,682,365         2,310,365
            Net state benefit                             168,813            27,318
            Tax vs. book depreciation                      39,046            14,024
            Other                                         113,284             3,588
                                                  ----------------   ---------------
                 Total assets                           7,665,015        14,231,243

       Deferred Tax Liabilities:
            Deferred direct costs                     (3,390,585)       (7,932,968)
            Tax vs. book depreciation                           -                 -
            Section 174 expense                       (1,119,419)       (1,633,366)
                                                  ----------------   ---------------
                 Total liabilities                    (4,510,004)       (9,566,334)

                                                  ----------------   ---------------
                                                       3,155,011         4,664,909
         Less:  Valuation Allowance                     (256,434)         (577,805)
                                                  ----------------   ---------------
            Net deferred tax asset                     $2,898,577        $4,087,104
                                                  ================   ===============

       As of March 31, 2003 the Company had a United States net operating loss carryforward of approximately $4.95 million, which is available to reduce future regular federal taxable income. If not used, the entire carryover will expire in the year 2020. As of March 31, 2003, the Company also had a foreign net operating loss carryforward of approximately $1.26 million. Due to the uncertainty of the realization of these foreign tax carryforwards, the Company has established a valuation allowance against these carryforward benefits of approximately $256,434 and $577,805 at March 31, 2003 and 2002, respectively.

       Section 174 expense represents research and experimental expenses related to the development of a proprietary relational database and interactive software.

13.     COMMITMENTS AND CONTINGENCIES

       OPERATING LEASE COMMITMENTS - The Company leases office and warehouse space under noncancellable operating leases expiring through 2012. These leases include scheduled rent increases over their respective terms. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense, net of sub-lease income, charged to operations for the years ended March 31, 2003, 2002 and 2001 was $1,837,314, $1,389,764 and $2,403,489, respectively.

       Future minimum commitments under these leases that have initial or remaining lease terms in excess of one year at March 31, 2003, are as follows:

                                           FISCAL YEAR
                                           -----------
                                                 2004     $1,883,303
                                                 2005      1,153,777
                                                 2006      1,108,065
                                                 2007      1,087,189
                                                 2008      1,061,189
                              Thereafter through 2012      5,499,512
                                                      ---------------
                  Total future minimum lease payments   $11,793,035
                                                      ===============



       EMPLOYMENT CONTRACTS - The Company has employment contracts with its officers and certain key employees. These employment contracts, expiring on various dates through 2004, provide for aggregate minimum annual base compensation of $2,224,837. Certain agreements also call for (i) annual increases, (ii) cost of living increases, (iii) automobile allowances and
       (iv) additional compensation if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and/or Company common stock. The Company also agreed to forgive interest which has accrued annually on a note between the Company and its CEO, for as long as the CEO remains in the Company's employ.

       LINE OF CREDIT - The Company executed an agreement with Great American Insurance Company ("GAIC") on October 9, 2002, whereby, GAIC agreed to provide funding by extending a favorable change of its credit terms to the Company.

       GAIC also agreed to extend a separate line of credit for an amount up to $3 million to the Company, subject to certain adjustments, to fund unanticipated working capital requirements. Interest is charged on monies advanced from the line of credit at an annual rate of prime plus 2%. No amounts have been drawn on the line of credit since its inception.

       EQUIPMENT  FINANCING  -  The  Company  has  ongoing   relationships  with
       equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2003 amounted to $1,120,273 compared to $594,797 during the fiscal year ended March 31, 2002. At fiscal year end 2003, the Company had $2,020,740 in debt from capital lease obligations compared to $1,758,947 at fiscal year-end 2002.


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

       This action had two distinct components. Initially, Staples sought a Temporary Injunction against ACE and Warrantech. The motion, as filed, asked that (i) Staples be given control of the toll free telephone lines on which customers call for service and (ii) ACE be required to re-institute those claims handling procedures that were in place prior to March 2001. That motion was denied but the parties entered into an Agreed Order that governs the administration of the Staples portfolio of service contracts.

       Staples also pursued an action for damages against both ACE and Warrantech. It sought to recover the amounts it spent to satisfy its customers and certain unspecified amounts representing loss of business and damage to its reputation. It claimed entitlement to these amounts was based on a variety of theories including breach of contract, fraud and tortuous interference with business. Warrantech believed the claims as asserted against it were without merit. Warrantech also believed it had meritorious claims against ACE arising out of these allegations which claims may be asserted in this litigation or in the arbitration referred to below. Settlement discussions were concluded and all parties to the litigation executed a settlement agreement on June 11, 2002, which the Court approved and subsequently dismissed the case.

       Simultaneously with the settlement of the litigation with Staples, the Company granted Staples options to purchase one (1) million shares of Warrantech's common stock at an exercise price of $2.00 per share (the "Staples Options"). If Staples exercises all of the options, it would hold an equity position in Warrantech of approximately 6.5% of the Company's outstanding shares. Under the guidance of SFAS 123, the Company utilized the Black-Scholes option pricing model to estimate the fair value of the options granted under the settlement agreement. As it had no value under the Black-Scholes option pricing model, no compensation expense was recorded in the Company's results of operations.

       ACE PROPERTY AND CASUALTY INSURANCE COMPANY

       In the Matter of the Arbitration between ACE Property and Casualty Insurance Company f/k/a CIGNA Property and Casualty Insurance Company v. Warrantech Corporation, Warrantech Consumer Product Services, Inc., WCPS of Florida, Inc. and Warrantech Help Desk, Inc.

       In accordance with an Administrative Agreement between the various named Warrantech entities and CIGNA, ACE made a demand for arbitration of a variety of claims that ACE asserted against Warrantech. These claims can be divided into two general categories. The first arose out of Warrantech's administration of its service contract program with CompUSA prior to and immediately following the termination of the relationship between Warrantech and CompUSA. The remaining claims related to Warrantech's general claims handling procedures. Although all claims were not set forth with specificity, it was evident that ACE was seeking to recover damages in an amount in excess of twenty million dollars ($20,000,000).

       In March 2003, the parties entered into a Final Settlement Agreement and Release ("Settlement"). Pursuant to this Settlement, ACE released the Warrantech entities from any and all claims it now has or may acquire at any time in the future and the Warrantech entities gave ACE a comparable release. In accordance with this general release, the arbitration was dismissed. In addition, the parties agreed upon a methodology to satisfy all outstanding invoices from the various service centers that provided repair services during the time that ACE was the insurer.

       Neither ACE nor any of the Warrantech entities incurred any financial liability as a direct result of obtaining this Settlement. The parties will incur certain costs with respect to satisfying the service center invoices but the amounts, in the opinion of management, will not have a material effect on the Company's results of operations, financial condition or cash flows.

       Warrantech Consumer Product Services, Inc. et al. ("Warrantech") v. ACE Property and Casualty Insurance Company and Does 1-10, inclusive ("ACE"), Superior Court of the State of California, County of Los Angeles.

       In November 2002, Warrantech filed suit against ACE for (i) insurance bad faith (aka breach of the implied covenant of good faith and fair dealing) and (ii) breach of contract. This complaint arose out of ACE's alleged unreasonable delay in paying, or failure to pay, claims submitted by service providers under service contracts underwritten by ACE. In a number of instances, this delay and/or failure had resulted in the service provider filing suit against Warrantech to recover the relevant payments. Warrantech sought compensatory and punitive damages although no specific amount was specified.

       This litigation was included in the Settlement described above and the matter has been dismissed with prejudice.

       MICHAEL A. BASONE
       Mr. Basone is a former Executive Vice President and Chief Operating Officer of Warrantech, having resigned in February 2000. Several months after resigning, Mr. Basone contacted the Company through his attorney and claimed that the Company's conduct was such that he was forced to resign. For this alleged "constructive termination" without cause, Mr. Basone sought an amount equal to what he would have received had he completed the term of his employment agreement. The Company believes this assertion is completely without merit and has rejected Mr. Basone's demand for payment. Mr. Basone has filed a Demand for Arbitration with the American Arbitration Association that seeks damages in the amount of $300,000. An arbitration hearing was held on May 13 & 14, 2002 and, on July 31, 2002, the arbitrator issued his decision. The arbitrator has denied Mr. Basone's claim and has held that wages withheld by Warrantech shall be applied to offset amounts owed to Warrantech by Mr. Basone pursuant to a promissory note. Each party is responsible for its own attorney's fees and for one-half of the costs of the arbitrator.

       MARKET WEST COMPUTER GROUP

       M.W.C.G., Inc., d/b/a/ Market West Computer Group, on behalf of itself and all others similarly situated v. ACE Property and Casualty Insurance Company, Warranty Corporation of America ("WaCA"), Warrantech Corporation and Warrantech Consumer Product Services, Inc. ("WCPS"), United States District Court, Central District of California (Western Division).

       Market West is one of many service providers used by WCPS to repair computer-related equipment pursuant to its service contract program. When the administration of service contracts underwritten by ACE was transferred from WCPS to WaCA, many service providers like Market West complained of material changes in claim adjustment procedures and unreasonable delays in claim payment. Market West filed suit in state court in California against the named parties to recover monies it claims to be owed as a result of the repair work it has performed.

       The amount sought by Market West under its initial claim was approximately $225,000. Warrantech believed that if the claim were successful, substantially all of the amount that is awarded to Market
       West would be owed by the insurers that underwrote the liability. Following removal of the lawsuit to federal court, Market West attempted to have a national class of plaintiffs certified. The class certification petition was denied by the court and Market West was directed to proceed with its individual claim. A settlement agreement was executed on October 28, 2002, under which Warrantech's ultimate liability was substantially less than the amount originally sought. All outstanding claims have been processed, resulting in a $62,533 charge to operations during fiscal year ended March 31, 2003, and the matter has been concluded.

       LLOYD'S UNDERWRITERS

       Certain Underwriters at Lloyd's, London and Other Reinsurers Subscribing to Reinsurance Agreements F96/2992/00 and No. F97/2992/00 v. Warrantech Corporation, Warrantech Consumer Product Services, Inc. and Warrantech Help Desk, Inc., District Court of Tarrant County, Texas, 17th Judicial District.

       During the period that Houston General was the underwriter of certain of Warrantech's programs, it reinsured certain of the underwritten risks with one or more Lloyd's insurance syndicates. At some point thereafter, Houston General commenced an arbitration against the Lloyd's syndicates seeking to recover approximately $46,000,000 under the reinsurance treaties with respect to claims previously paid by Houston General on warranty claims submitted by customers under Warrantech programs. The Warrantech entities were not parties in the arbitration but were the subject of extensive discovery by each of Houston General and the Lloyd's syndicates. The arbitration concluded in August 2002 with an award of approximately $39,000,000 in favor of Houston General.

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

       Management believes that this case is without merit; however, it is not able to predict the outcome of this litigation. The Company is unable at this time to determine the Company's potential liability, if any, and as such, the accompanying financial statements do not reflect any estimate for losses.


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

       Each of the matters set forth above was settled pursuant to a certain Settlement Agreement and Release of Claims, effective as of July 25, 2001 (the "Agreement"). As referenced in the title of the Agreement, each party released all other relevant parties from all claims asserted in any of the litigations and all claims that could have been asserted in any of said litigations. Furthermore, releases were granted with respect to all potential future claims arising out of the subject matter of any of the litigations. As a result of the settlement, in August 2001, AIG reimbursed the Company for its legal fees associated with its lawsuit; $824,332 of which is reflected in the financial statements ended March 31, 2002 as a legal settlement.

       Additionally, AIG was granted 2,000,000 options to purchase the Company's common stock at $2.00 per share, expiring in five years. The fair market value of the option, according to the Black-Scholes option pricing model, after tax, was zero.

       INSURANCE  LIABILITY  -  As a  consequence  of  the  September  11,  2001 tragedies, one of the Company's former insurance carriers, Reliance, incurred potential claim losses that were greatly in excess of its ability to pay them. Consequently, the Pennsylvania Insurance Commissioner placed Reliance in receivership in October 2001. Reliance had been an insurer of the Company's automotive contracts until August 2000. The Company was the obligor under approximately 20% of the outstanding Reliance-insured contracts. As disclosed in Note 11 above, Butler assumed the obligations of the Company. The Company agreed to make loans to Butler to fund the required claims payments it assumed. The Company believes that the arrangements with Butler and GAIC provide a mechanism to cover the claims under all of the service contracts in which the Company was the obligor. If, however, Butler, for any reason, becomes unable to pay such claims, which were previously insured by Reliance, or if GAIC ceases to provide credit to the Company in order to fund any shortfalls required by Butler, the Company may ultimately be required to honor the claims, if any, under those contracts for which it was the obligor. Management is not presently able to determine the Company's potential claims liability, if any, and believes the likelihood that the Company will have to honor any obligor claims is remote. As such, the accompanying financial statements do not reflect any estimate for claims losses.

14.     STOCK OPTION AND OTHER BENEFIT PLANS

       STOCK INCENTIVE PLANS - Under the Company's 1998 Employee Incentive Stock Option Plan, as amended (the "1998 amended Plan"), 1,041,987 shares of the Company's common stock are reserved for issuance to employees (including officers) upon exercise of options granted under the 1998 amended plan. Options are to be granted at an exercise price not less than 100% of the fair market value of the Company's common stock at date of grant. The number of shares granted, terms of exercise, and expiration dates are to be decided at the date of grant of each option by the Company's Board of Directors. The 1998 Amended Plan will terminate in August 2008 unless sooner terminated by the Board of Directors.

       STOCK AWARDS - Restricted common stock of the Company may be awarded to officers, key employees, non-employee directors and certain other non-employees. Shares granted are subject to certain restrictions on ownership and transferability. Such restrictions on current restricted stock awards typically lapse one to three years after the award. The deferred compensation expense related to restricted stock grants is amortized to expense on a straight-line basis over the period of time of the restrictions are in place. Restricted common stock awards to employees reduce stock options otherwise available for future grants. The common stock awards are valued based on the opening price of the Company's stock on the date the award is approved by the Board of Directors. During the year end March 31, 2003, 134,722 restricted shares were awarded to directors and employees and 87,500 restricted shares were awarded to non-employees. Common stock awards totaling 155,912 shares were granted to directors and employees and 51,225 restricted shares were awarded to non-employees during the fiscal year ended March 31, 2002.

       The Company recognized costs of $126,505, $75,416 and $0 for the years ended March 31, 2003, 2002 and 2001, respectively, for stock-based compensation to employees and directors. The Company recognized costs of $74,688, $49,997 and $118,717 for the years ended March 31, 2003, 2002 and 2001, respectively, for stock-based compensation to non-employees.

       STOCK OPTION PLANS - At March 31, 2003, the Company had one stock option plan, which is described above. SFAS No. 123, "Accounting for Stock-based Compensation," defines a fair value method of accounting for an employee stock option. SFAS No. 123 allows a company to continue to measure compensation costs for theses plans using APB No. 25 and related interpretations. The Company has elected to continue using APB No. 25 for accounting for its employee stock compensation plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. If Warrantech had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                                  FOR THE YEARS ENDED MARCH 31,
                                        --------------------------------------------------
                                            2003               2002             2001
                                        --------------    ---------------   -------------
Net income as reported                     $2,861,279         $2,694,682         $312,388
Net income (loss)  pro forma               $2,793,993         $2,453,280       ($510,396)
Shares - Basic                             15,317,881         15,259,437       15,265,114
Basic earnings per share as reported            $0.19              $0.18            $0.02
Basic earnings per share pro forma              $0.18              $0.16          ($0.05)

       Presented below is a summary of the status of the stock options in the plan and the related transactions for the years ended March 31, 2003, 2002 and 2001.

                                                      2003                       2002                       2001
                                           ---------------------------------------------------------------------------------
                                                          WEIGHTED                    WEIGHTED                   WEIGHTED
                                                           AVERAGE                    AVERAGE                    AVERAGE
                                                          EXERCISE                    EXERCISE                   EXERCISE
                                              SHARES        PRICE        SHARES        PRICE         SHARES       PRICE
                                           ---------------------------------------------------------------------------------
Options outstanding at beginning of year      1,416,283         $1.54    1,185,748          $2.18      582,090        $3.51
Granted                                         664,048          0.73      361,253           0.89      671,301         1.23
Canceled/Surrendered                          (687,284)        (2.13)     (70,108)         (1.32)            -            -
Exercised                                       (5,000)        (0.42)            -              -            -            -
Forfeited                                      (81,667)        (0.92)     (60,610)         (1.35)     (67,643)       (4.24)
                                           ---------------------------------------------------------------------------------
Options outstanding at end of year            1,306,380         $1.10    1,416,283          $1.93    1,185,748        $2.18
                                           =================================================================================

                                           ---------------------------------------------------------------------------------
Options exercisable at end of year              662,097         $1.33      531,261          $1.54      164,912        $2.18
                                           =================================================================================


       The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the years ended March 31, 2003, 2002 and 2001 was $0.48, $1.22 and $0.84,
       respectively.

       The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at March 31, 2003.

                                                          STOCK OPTIONS                     STOCK OPTIONS
                                                           OUTSTANDING                       EXERCISABLE
                                             --------------------------------------------------------------------
                                                             WEIGHTED     WEIGHTED                    WEIGHTED
                                                             AVERAGE       AVERAGE                     AVERAGE
                                                            REMAINING     EXERCISE                    EXERCISE
  RANGE OF EXERCISE PRICES                      SHARES      LIFE (YRS)      PRICE        SHARES         PRICE
  ------------------------                   --------------------------------------------------------------------
  $0.67 to $0.87                                  909,082          7.90        $0.74        227,019        $0.72
  $1.3125 to $1.50                                436,008          5.63        $1.33        380,713        $1.33
  $2.00                                         4,650,000          3.51        $2.00      3,000,000        $2.00
  $3.25 to $3.375                                 101,290          1.62        $3.35        101,290        $3.27
                                             --------------------------------------------------------------------
  Total at March 31, 2003                       6,096,380          4.52        $1.78      3,709,022        $1.89
                                             ====================================================================
    Total at March 31, 2002                     3,416,283          5.02        $1.97      2,531,257        $1.90
                                             ====================================================================

    Total at March 31, 2001                     1,185,748          6.64        $2.18        264,912        $2.18
                                             ====================================================================

       OTHER STOCK OPTIONS - The Company may issue options to purchase its common stock to officers, non-employees, non-employee directors or others as part of settlements in disputes and/or incentives to perform services for the Company. The Company accounts for stock options issued to vendors and non-employees of the Company under SFAS No. 123 "Accounting for Stock-based Compensation." In addition to the options described below, during the year ended March 31, 2003, the Company issued options to purchase 30,000 shares of common stock to vendors at a weighted average exercise price of $0.73 per share and options to purchase 10,000 shares of common stock to non-employee vendors at an exercise price of $0.675 per share during the fiscal year ended March 31, 2002. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions identical to those used for options granted to employees.

       The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended March 31, 2003, 2002 and 2001, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.5% - 5.0%; and expected option life of 3 to 5 years.

       On October 1, 2002, as part of the Agreement between the Company and GAIC to provide extended credit terms, GAIC received options to purchase up to 1,650,000 shares of common stock at an exercise price of $2.00 per share (the "GAIC Options"). If GAIC exercises all of these options, it would own approximately 10.8% of the Company's outstanding shares. As the options had no value under the Black-Scholes option pricing model, no compensation expense was recorded in the Company's results of operations for the fiscal year ended March 31, 2003.

       On June 11, 2002, simultaneously with the settlement of the litigation with Staples, the Company granted Staples options to purchase 1,000,000 shares of common stock at an exercise price of $2.00 per share (the "Staples Options"). If Staples exercises all of the options, it would hold an equity position in Warrantech of approximately 6.5% of the
       Company's   outstanding  shares.

       On August 24, 2001, simultaneously with the settlement of the litigation among Service Guard Insurance Agency, Inc., AIG and related entities, the Company granted AIG options to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share (the "AIG Options"). If AIG exercises all of the options, it would own approximately 12% of the Company's outstanding common shares. The fair value of the above options, as determined under the Black-Scholes option pricing model, of $21,000 in fiscal 2003 and $0 in fiscal 2002 was charged to operation.

       The GAIC, Staples and AIG Options are each exercisable for a period of five years. Warrantech has the right to redeem these options at any time if its shares trade at a price of $3.00 per share or more on any five consecutive trading days. The redemption price is $.001 per share. However, if Warrantech elects to redeem the options, GAIC, Staples and AIG will have the right to exercise their respective options immediately prior to the redemption.

       The GAIC options are exercisable no earlier than January 1, 2006 nor later than December 31, 2006. In the event that Warrantech's stock does not trade above $2 per share for ten consecutive trading days prior to January 1, 2004, the exercise price of the option is automatically reduced to $1 per share.

       On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised an aggregate of 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual rate of 6%. The promissory notes, which were with recourse and secured by the stock certificates issued, matured July 5, 2001. On March 22, 1999, Joel San Antonio delivered an additional promissory note for $595,634, payable to the Company, representing the amounts funded by the Company for the payroll taxes payable by him upon for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represented approximately $10 million. These amounts are recorded as a contra-equity account, which is a reduction of stockholders' equity.

       In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due and extending the loan maturity from July 5, 2001 until January 31, 2005. Interest on the restructured loans accrued annually at the applicable federal rate of 6.2%. Under the restructuring, interest first became payable on the third anniversary of the restructuring and was payable annually thereafter. In July 2002, the Company extended the loan maturity dates until February 1, 2007 (the "loan extension"). The interest, which accrued on the notes up to the time of the loan extension, was added to the principal of the notes. The new principal amount of Mr. Tweed's note is $3,189,675 and of Mr. White's note is $2,912,430. The applicable federal interest rate on the notes following the loan extension is 4.6%. Under the loan extension, interest on the notes will accrue until February 1, 2005 and, at that time, the accrued interest will be added to the principal of the notes. Interest on the new principal amounts thereafter become payable annually until maturity.

       In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the then applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note is $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $200,506, $330,631 and $230,460 of interest which accrued on the note during fiscal years 2003, 2002 and 2001, respectively has been forgiven. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.
       The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio, including the capitalized interest, is $10,462,094.

       SAVINGS AND RETIREMENT PLAN

       The Company and its qualified employees also participate in a Savings and Retirement Plan also known as the 401(k) Plan (the "Plan"). All of the Company's domestic employees who have completed one year of service with the Company are eligible to participate in the Plan. The Company contributed 33% of an eligible employee's contribution to the Plan, with a maximum up to 4% of the employee's compensation or $4,000. The Company's contribution for the benefit of the employee, vests after an employee has been employed by the Company for three years. The Company contributed $95,819 and $88,762 to the Plan during the fiscal years ended March 31, 2003 and 2002, respectively. Beginning in fiscal year 2004, the Company will begin contributing 66% of an eligible employee's contribution to the Plan, with a maximum up to 4% of the employee's compensation or $4,000.

15.     OTHER INCOME (EXPENSE)

       Other income (expense) consists of the following:

                                                            FOR THE YEARS ENDED MARCH 31,
                                                 -----------------------------------------------------
                                                         2003               2002            2001
                                                         ----               ----            ----
              Interest and dividend income                   $933,944         $855,877     $1,292,335

              Interest expense                              (275,185)        (217,072)      (234,102)

              Gain (loss) on sale of assets                  (70,463)         (45,018)       (23,258)

              Credit card usage rebate                        453,760          147,735              -

              Miscellaneous income (expense)                   18,790          115,944       (12,463)
                                                 -----------------------------------------------------
                  Total Other Income (expense)             $1,060,846         $857,466     $1,022,512
                                                 =====================================================


16.     SIGNIFICANT CUSTOMERS

         During the fiscal year ended March 31, 2003, the Company did not have any customers which accounted for more than 10% of the Company's consolidated net earned administrative fees. In 2003, 2002 and 2001 net earned administrative fees from a significant customer were $2.7 million, $4.2 million and $4.5 million, respectively, which accounted for 7%, 11% and 9% of the Company's total net earned administrative fees, respectively. In 2003, 2002 and 2001 net earned administrative fees from another customer were $0 million, $0 million and $12.0 million, respectively, which accounted for 0%, 0% and 25% of the Company's total net earned administrative fees, respectively. Because Warrantech could not reach an agreement with this customer to extend its agreement on terms which would not erode the profitability of the program, the program expired on February 26, 2001.

17.      EARNINGS PER SHARE

       The computations of earnings per share for the years ended March 31, 2003, 2002 and 2001 are as follows:


                                                                    FOR THE YEARS ENDED MARCH 31,
                                                        -------------------------------------------------------
                                                              2003                2002              2001
                                                        -----------------    ---------------   ----------------
    Numerator:
       Net income applicable to common stock                  $2,861,279         $2,694,682           $312,388
                                                        =================    ===============   ================
    Denominator:
        Average  outstanding  shares  used  in  the
        computation  of  per  share earnings:
          Common Stock issued-Basic shares                    15,317,881         15,259,437         15,265,114
          Stock Options (treasury method)                         81,029              2,007              6,104
                                                        -----------------    ---------------   ----------------
          Diluted shares                                      15,398,910         15,261,444         15,271,218
                                                        =================    ===============   ================
    Earnings Per Common Share:
       Basic                                                       $0.19              $0.18              $0.02
                                                        =================    ===============   ================
       Diluted                                                     $0.19              $0.18              $0.02
                                                        =================    ===============   ================


18.     ACCUMULATED OTHER COMPREHENSIVE INCOME

       The components of accumulated other comprehensive income, net of related tax, for the years ended March 31, 2003, 2002 and 2001 are as follows:


                                                                    FOR THE YEARS ENDED MARCH 31,
                                                        -------------------------------------------------------
                                                             2003                2002                2001
                                                        ----------------    ---------------     ---------------
         Unrealized gain/(loss) on investments                  $18,046             $4,333             $13,269
         Accumulated translation adjustments                  (215,020)           (56,361)            (45,218)
                                                        ----------------    ---------------     ---------------
         Accumulated other comprehensive income              ($196,974)          ($52,028)           ($31,949)
                                                        ================    ===============     ===============



19.     SEGMENT INFORMATION

       The Company operates in three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, motorcycles, recreational vehicles and automotive components, which are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment develops, markets and administers extended warranties and product replacement plans on household appliances, consumer electronics, televisions, computers, home office equipment and homes and which are sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers. Warrantech also markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States and Canada, predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean. Other includes intersegment eliminations of revenues and receivables and net unallocated Corporate expenses.

                                                  CONSUMER                      REPORTABLE
YEAR ENDED                       AUTOMOTIVE       PRODUCTS     INTERNATIONAL     SEGMENTS         OTHER        TOTAL
------------------------------ ---------------  -------------  --------------  -------------   -----------  --------------
MARCH 31, 2003
Earned administrative fee          $18,517,389    $13,765,514    $3,181,849     $35,464,752    $2,691,162     $38,155,914
Profit (loss) from operations       10,608,684      (182,128)        94,101      10,520,657   (7,493,181)       3,027,476
Pretax income (loss)                 4,368,822    (1,222,451)        88,121       3,234,492       313,131       4,088,322
Net interest income (expense)         (47,769)          1,935         8,680        (37,154)       695,913         658,759
Depreciation/amortization              382,361      1,688,070        86,885       2,157,316     1,727,738       3,885,054
Total assets                        41,323,629     20,618,836     2,914,806      64,857,271     9,998,857      74,856,128

MARCH 31, 2002
Earned administrative fee          $19,346,137    $16,711,092    $2,353,491      38,410,720     (410,445)     $38,000,275
Profit (loss) from operations       12,510,319    (1,184,711)     (578,137)      10,747,471   (7,171,646)       3,575,825
Pretax income (loss)                 8,055,756    (3,357,851)     (907,600)       3,790,305       642,986       4,433,291
Net interest income                     95,080         55,526        26,477         177,083       461,722         638,805
Depreciation/amortization              398,229      1,674,238        79,999       2,152,466     2,327,976       4,480,442
Total assets                        38,883,561     28,185,333     3,418,178      70,487,072     6,168,946      76,656,018

MARCH 31, 2001
Earned administrative fee          $15,989,590    $29,872,227    $1,815,700      47,677,517     (361,475)     $47,316,042
Profit (loss) from operations        8,373,347      9,304,313   (2,106,859)      15,570,801  (15,492,211)          78,590
Pretax income (loss)                 4,260,439      1,559,033     1,392,294       7,211,766   (6,110,664)       1,101,102
Loss on abandonment of assets                                     1,029,731       1,029,731   (1,029,731)               -
                                             -              -
Net interest income                     68,219         52,383      (16,851)         103,751       954,482       1,058,233
Depreciation/amortization              831,016      1,871,897       768,762       3,471,675     2,945,440       6,417,115
Total assets                        44,955,804     41,218,599     2,879,066      89,053,469     7,403,053      96,456,522


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

        The following fiscal 2003 and 2002 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 2002 and 2001 and March 31, 2003 and 2002 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made for a fair presentation of the results shown.

                                    QUARTER ENDED              QUARTER ENDED             QUARTER ENDED           QUARTER ENDED
                                       JUNE 30,                SEPTEMBER 30,              DECEMBER 31,              MARCH 31,
                                  2002          2001        2002          2001         2002         2001        2003        2002

Net earned administrative fees $9,034,136   $9,395,865   $9,938,266   $9,434,205   $9,342,901   $8,718,197  $9,840,611  $10,452,008
Income from operations            808,674       95,876   1,021,851,    1,008,683    1,102,852      586,419      94,098    1,884,848
Income before provision for
income taxes                    1,038,631      288,865    1,358,403    1,156,689    1,331,753      924,045     359,535    2,063,691
Net income                       $712,359     $240,825     $890,524     $657,849   $1,024,330     $600,806    $234,066   $1,195,202

Earnings per share
Basic                               $0.05        $0.02        $0.06        $0.04        $0.07        $0.04       $0.01        $0.08
Fully Diluted                       $0.05        $0.02        $0.06        $0.04        $0.07        $0.04       $0.01        $0.08


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS



-------------------------------------------------------------------------------------------------------------------------------
                   Column                 Column                     Column                     Column            Column
                      A                      B                          C                          D                 E
-------------------------------------------------------------------------------------------------------------------------------
                                        Balance at                  Additions                 Deductions-       Balance at
Description                              Beginning     Charged to Costs  Charged to Other                         End of
                                          of Year         and Expense    Accounts-Describe   Describe (a)          Year
-------------------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 2003
    Allowance for doubtful accounts:
              Trade A/R                       $256,019          $150,444                            $176,399          $230,064
              Other A/R                              -                 -                                   -                 -

Year Ended March 31, 2002
    Allowance for doubtful accounts:
              Trade A/R                     $1,079,946                 -                             823,927          $256,019
              Other A/R                         45,500                 -                              45,500                 -

Year Ended March 31, 2001
    Allowance for doubtful accounts:
              Trade A/R                     $1,164,125            15,067                              99,246        $1,079,946
              Other A/R                      1,168,891                 -                           1,123,391            45,500



(a) Amount of receivables charged to the allowance during the year.

See  independent   auditor's  report  and  accompanying  notes  to  consolidated financial statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See Security Ownership of Certain Beneficial Owners and Management, which is incorporated herein by reference to the Company's Definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A promulgated under the Securities and Exchange Act of 1934, as amended (the "Proxy Statement").

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

ITEM 14. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES
The Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are primarily responsible for the accuracy of the financial information that is presented in this Annual Report on Form 10-K. Each of them has, within 90 days of the filing date of this report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Annual Report.

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

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
             -----------------------------------------------------------------

         (a)      1.  and  2.  Financial   Statements  and  Financial  Statement
                  Schedule: see accompanying Index to Financial Statements and Financial Statement Schedule, page 25.

         (b)      Reports on Form 8-K during the last quarter:

                  None.

         (c)      Exhibits

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated. Management contracts or compensatory plans, contracts or arrangements with directors and executive officers of the Company appear in Exhibits 10(p) through 10(z).


EXHIBIT                                          DESCRIPTION
-------                                          -----------

3(a)            Certificate of Incorporation  filed June 22, 1983.  Incorporated by reference to the Company's  Registration  Statement on Form S-18, filed on November 23,
                1983, Registration No. 2-88097-NY.

3(b)            Certificate of Amendment of Certificate  of  Incorporation  filed October 24,
                1983.  Incorporated by reference to the Company's  Registration  Statement on
                Form S-18, filed on November 23, 1983, Registration No. 2-88097-NY.

3(c)            Certificate  of  Amendment of  Certificate  of  Incorporation  dated June 29,
                1987.  Incorporated  by  reference to the  Company's  Form 8 Amendment to the
                Company's  Annual  Report on Form 10-K for the fiscal  year  ended  March 31,
                1987, file no. 0-13084.

3(d)            Certificate  of  Designation  of Warrantech  Corporation  with respect to the
                Preferred  Stock as filed with the  Secretary of State of Delaware on October
                12, 1993.  Incorporated  by reference  to the  Company's  Report on Form 10-K for the fiscal year ended March 31, 1994, file no. 0-13084.

3(e)            By-laws of Warrantech Corporation,  as amended.  Incorporated by reference to the  Company's  Quarterly  Report on Form 10-Q for the fiscal  quarter  ended
                September 10, 1988, file no. 0-13084.

10(a)           Form  of  Sales  Distributor  Agreement.  Incorporated  by  reference  to the
                Company's  Annual  Report on Form 10-K for the fiscal  year  ended  March 31,
                1985, file no. 0-13084.

10(b)           Form  of  Service  Center   Agreement.   Incorporated  by  reference  to  the
                Company's  Annual  Report on Form 10-K for the fiscal  year  ended  March 31,
                1985, file no. 0-13084.

EXHIBIT                                          DESCRIPTION
-------                                          -----------

10(c)           Form of Dealer  Agreement.  Incorporated by reference to the Company's Annual
                Report on Form 10-K for the  fiscal  year  ended  March  31,  1985,  file no.
                0-13084.

10(d)           Form of Sales Agent  Agreement.  Incorporated  by reference to the  Company's
                Registration Statement on Form S-1, filed on September 5, 1986,  Registration
                No. 3-8517.

10(e)           General Agency  Agreement  between  American  International  Group,  Inc. and
                Warrantech  Automotive,  Inc.  Incorporated  by reference to Exhibit 10(o) to the Company's  Annual Report on Form 10-K for the fiscal year ended March 31,
                1996, file no. 0-13084.

10(f)           Master Agreement  between American  International  Group, Inc. and Warrantech
                Corporation.  Incorporated  by  reference to Exhibit  10(q) to the  Company's
                Annual  Report on Form 10-K for the fiscal  year ended March 31,  1996,  file
                no. 0-13084.

10(g)           Insurance  policy  among  Warrantech  Consumer  Product  Services,  Inc.  and
                Warrantech  Carribean LTD and Great American  Insurance Company pertaining to
                Service Plan  Agreement.  Incorporated  by reference to Exhibit  10(u) to the
                Company's  Quarterly  Report on Form 10-Q for the quarter ended  December 31,
                2001, file no. 0-13084.

10(h)           Schedule  10(g)  identifying  contracts  that are  substantially  similar  to
                Exhibit  10(h),  the  Insurance  policy  among  Warrantech  Consumer  Product
                Services,  Inc. and  Warrantech  Carribean LTD and Great  American  Insurance
                Company  pertaining  to Service  Plan  Agreement,  in all  material  respects except as to the parties thereto,  the dates of execution,  or other details.
                Incorporated by reference to Exhibit 10(v) to the Company's  Quarterly Report
                on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

10(i)           Obligor  Agreement  between Butler  Financial  Solutions,  LLC and Warrantech
                Corporation  dated April 1, 2000.  Incorporated by reference to Exhibit 10(u)
                to the Company's Annual Report on Form 10-K, file no. 0-13084.

10(j)           Master  Agreement  between  Butler  Financial  Solutions,  LLC and Warrantech
                Corporation  dated  November 21, 2001.  Incorporated  by reference to Exhibit
                10(v) to the Company's Annual Report on Form 10-K, file no. 0-13084.

10(k)           Security  Agreement  between   Warrantech   Corporation  and  Great  American
                Insurance  Company  dated  October  1, 2002.  Incorporated  by  reference  to
                Exhibit 10(e) to the Company's  Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

EXHIBIT                                          DESCRIPTION
-------                                          -----------
10(l)           Support   Agreement  between   Warrantech   Corporation  and  Great  American
                Insurance  Company  dated  October  1, 2002.  Incorporated  by  reference  to
                Exhibit 10(f) to the Company's  Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.


10(m)           Summary of building lease dated July 10, 2002 between Warrantech  Corporation and 121 Airport  Centre II, LP.  Incorporated  by reference to Exhibit  10(d)
                to the  Company's  Quarterly  Report  on  Form  10-Q  for the  quarter  ended
                September 30, 2002, file no. 0-13084.

10(n)           Option  Agreement dated August 22, 2001, by and among Warrantech Corporation,
                American  International  Group,  Inc. and others. Incorporated  by  reference to  Exhibit  10(b)  to  the  Company's Quarterly  Report on Form 10-Q for the
                quarter ended December 31,  2001, file no. 0-13084.

10(o)           Stock  Option  Agreement  dated  June  4,  2002,  by and  between  Warrantech
                Corporation and Staples,  Inc.  Incorporated by reference to Exhibit 10(a) to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended June 30,
                2002, file no. 0-13084.

10(p)           Warrantech  Corporation  1998  Employee  Incentive   Stock  Option  Plan,  as
                amended  and   restated,   effective   September  25,  2001. Incorporated  by
                reference  to Exhibit   10(a) to the Company's Quarterly  Report on Form 10-Q
                for the quarter  ended  September  30, 2001, file no. 0-13084.

10(q)           Amendment  No. 2,  dated  October  8,  2002,  to the  Warrantech  Corporation
                1998  Employee  Incentive  Stock  Option   Plan,  as  amended  and  restated,
                effective September 25, 2001. Incorporated by reference  to Exhibit  4(a)  to
                the   Company's  Quarterly  Report  on  Form  10-Q  for  the  quarter   ended
                September 30, 2002, file no.  0-13084.

10(r)           Employment  Agreement dated April 1, 1998 between Warrantech  Corporation and
                Joel San Antonio.  Incorporated  by reference to the Company's  Annual Report on Form 10-K for the fiscal year ended March 31, 1999, file no. 0-13084.

10(s)           Employment  Agreement dated April 16, 1998, as amended April 6, 2002, between
                Warrantech  Corporation  and Richard F. Gavino.  Incorporated by reference to
                Exhibit  10(n) to the  Company's  Annual  Report on Form 10-K for the  fiscal year ended March 31, 2001, file no. 0-13084.

10(t)           Employment  Agreement between Warrantech  Corporation and James F. Morganteen dated  January 1, 2002.  Incorporated  by reference  to Exhibit  10(g) to the
                Company's  Quarterly  Report on Form 10-Q for the quarter ended September 30,
                2002, file no. 0-13084.

10(u)           Schedule  10(u)  identifying  contracts  that are  substantially  similar  to
                Exhibit 10(t), the Employment  Agreement between  Warrantech  Corporation and
                James F.  Morganteen,  in all  material  respects  except  as to the  parties thereto, the dates of execution, or other details,  incorporated by reference to  Exhibit  10(h) to the  Company's  Quarterly  Report  on Form 10-Q for the
                quarter ended December 31, 2002, file no. 0-13084.

EXHIBIT                                          DESCRIPTION
-------                                          -----------
10(v)           Employment  Agreement  dated  April 1, 2000  between  Warrantech  Corporation and  Richard  Rodriguez. Incorporated  by  reference to  Exhibit 10(w) to the
                Company's  Annual Report on Form 10-K for the year ended March 31, 2002, file
                no. 0-13084.

10(w)           Employment  Agreement dated April 1, 2003 between Warrantech  Corporation and
                Randall San Antonio.

10(x)           Promissory  Note and Pledge  Agreement,  as amended  July 24,  2002,  between
                Warrantech  Corporation  and William  Tweed,  incorporated  by  reference  to
                Exhibit 10(a) to the Company's  Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 0-13084.

10(y)           Promissory  Note and Pledge  Agreement,  as amended,  July 24, 2002,  between
                Warrantech  Corporation  and Joel San Antonio,  incorporated  by reference to
                Exhibit 10(b) to the Company's  Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 0-13084.

10(z)           Promissory  Note and Pledge  Agreement,  as amended  July 24,  2002,  between
                Warrantech  Corporation  and Jeff J.  White.  Incorporated  by  reference  to
                Exhibit 10(c) to the Company's  Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 0-13084.

*21             Subsidiaries of the Company.

*99.1           Certification by the Chief Executive  Officer  pursuant to 18 U.S.C.  Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2           Certification by the Chief Financial  Officer  pursuant to 18 U.S.C.  Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THERETO DULY AUTHORIZED.

                                    WARRANTECH CORPORATION


Dated: June 23, 2003
                                    By: Joel San Antonio

                                     /s/ Joel San Antonio
                                    ---------------------------
                                    Joel San Antonio,
                                    Chairman of the Board and
                                    Chief Executive Officer


Dated: June 23, 2003                By: Richard F. Gavino
                                    ----------------------------
                                    /s/ Richard F. Gavino
                                    Richard F. Gavino,
                                    Executive Vice President and
                                    Chief Financial Officer

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JUNE 23, 2003.


/s/ Joel San Antonio            Chairman, Chief Executive Officer and Director
----------------------------     (Principal Executive Officer)
Joel San Antonio


/s/ Richard F. Gavino            Executive Vice President and Chief Financial Officer
----------------------------    (Principal Accounting and Financial Officer)
Richard F. Gavino


/s/ William Tweed                Vice Chairman and Director
----------------------------
William Tweed


/s/ Lawrence Richenstein         Director
----------------------------
Lawrence Richenstein


/s/ Gordon Paris                 Director
----------------------------
Gordon Paris


/s/ Jeff J. White                Director
----------------------------
Jeff J. White


/s/ Ronald Glime                 Director
----------------------------
Ronald Glime

/S/ Richard Rodriguez            Director
----------------------------
    Richard Rodriguez

                  CERTIFICATION BY THE CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Joel San Antonio, certify that:

I have reviewed the annual report on Form 10-K of Warrantech Corporation (the "Registrant") for the period ended March 31, 2003 (the "Annual Report").

Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

The  Registrant's   other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this AnnualReport is being prepared;

         (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         (c)  Presented  in  this  Annual  Report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003                      /s/ Joel San Antonio
                                         --------------------------------------
                                         Joel San Antonio
                                         Chairman, Chief Executive Officer and
                                         Director

                  CERTIFICATION BY THE CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard Gavino, certify that:

I have reviewed the annual report on Form 10-K of Warrantech Corporation (the "Registrant") for the period ended March 31, 2003 (the "Annual Report").

Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

The  Registrant's   other   certifying   officers  and  I  are  responsible  for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this AnnualReport is being prepared;

         (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         (c)  Presented  in  this  Annual  Report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 23, 2003                             /s/ Richard Gavino
                                                -------------------------------
                                                Richard Gavino
                                                Executive Vice President,
                                                Chief Financial Officer,
                                                Chief Accounting Officer, and
                                                Treasurer

                                  EXHIBIT INDEX

EXHIBIT                                          DESCRIPTION
-------                                          -----------
3(a)            Certificate of Incorporation  filed June 22, 1983.  Incorporated by reference to the Company's  Registration  Statement on Form S-18, filed on November 23,
                1983, Registration No. 2-88097-NY.

3(b)            Certificate of Amendment of Certificate  of  Incorporation  filed October 24,
                1983.  Incorporated by reference to the Company's  Registration  Statement on
                Form S-18, filed on November 23, 1983, Registration No. 2-88097-NY.

3(c)            Certificate  of  Amendment of  Certificate  of  Incorporation  dated June 29,
                1987.  Incorporated  by  reference to the  Company's  Form 8 Amendment to the
                Company's  Annual  Report on Form 10-K for the fiscal  year  ended  March 31,
                1987, file no. 0-13084.

3(d)            Certificate  of  Designation  of Warrantech  Corporation  with respect to the
                Preferred  Stock as filed with the  Secretary of State of Delaware on October
                12, 1993.  Incorporated  by reference  to the  Company's  Report on Form 10-K for the fiscal year ended March 31, 1994, file no. 0-13084.

3(e)            By-laws of Warrantech Corporation,  as amended.  Incorporated by reference to the  Company's  Quarterly  Report on Form 10-Q for the fiscal  quarter  ended
                September 10, 1988, file no. 0-13084.

10(a)           Form  of  Sales  Distributor  Agreement.  Incorporated  by  reference  to the
                Company's  Annual  Report on Form 10-K for the fiscal  year  ended  March 31,
                1985, file no. 0-13084.

10(b)           Form  of  Service  Center   Agreement.   Incorporated  by  reference  to  the
                Company's  Annual  Report on Form 10-K for the fiscal  year  ended  March 31,
                1985, file no. 0-13084.

EXHIBIT                                          DESCRIPTION
-------                                          -----------
10(c)           Form of Dealer  Agreement.  Incorporated by reference to the Company's Annual
                Report on Form 10-K for the  fiscal  year  ended  March  31,  1985,  file no.
                0-13084.

10(d)           Form of Sales Agent  Agreement.  Incorporated  by reference to the  Company's
                Registration Statement on Form S-1, filed on September 5, 1986,  Registration
                No. 3-8517.

10(e)           General Agency  Agreement  between  American  International  Group,  Inc. and
                Warrantech  Automotive,  Inc.  Incorporated  by reference to Exhibit 10(o) to the Company's  Annual Report on Form 10-K for the fiscal year ended March 31,
                1996, file no. 0-13084.

10(f)           Master Agreement  between American  International  Group, Inc. and Warrantech
                Corporation.  Incorporated  by  reference to Exhibit  10(q) to the  Company's
                Annual  Report on Form 10-K for the fiscal  year ended March 31,  1996,  file
                no. 0-13084.

10(g)           Insurance  policy  among  Warrantech  Consumer  Product  Services,  Inc.  and
                Warrantech  Carribean LTD and Great American  Insurance Company pertaining to
                Service Plan  Agreement.  Incorporated  by reference to Exhibit  10(u) to the
                Company's  Quarterly  Report on Form 10-Q for the quarter ended  December 31,
                2001, file no. 0-13084.

10(h)           Schedule  10(h)  identifying  contracts  that are  substantially  similar  to
                Exhibit  10(g),  the  Insurance  policy  among  Warrantech  Consumer  Product
                Services,  Inc. and  Warrantech  Carribean LTD and Great  American  Insurance
                Company  pertaining  to Service  Plan  Agreement,  in all  material  respects except as to the parties thereto,  the dates of execution,  or other details.
                Incorporated by reference to Exhibit 10(v) to the Company's  Quarterly Report
                on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

10(i)           Obligor  Agreement  between Butler  Financial  Solutions,  LLC and Warrantech
                Corporation  dated April 1, 2000.  Incorporated by reference to Exhibit 10(u)
                to the Company's Annual Report on Form 10-K, file no. 0-13084.

10(j)           Master  Agreement  between  Butler  Financial  Solutions,  LLC and Warrantech
                Corporation  dated  November 21, 2001.  Incorporated  by reference to Exhibit
                10(v) to the Company's Annual Report on Form 10-K, file no. 0-13084.

10(k)           Security  Agreement  between   Warrantech   Corporation  and  Great  American
                Insurance  Company  dated  October  1, 2002.  Incorporated  by  reference  to
                Exhibit 10(e) to the Company's  Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(l)           Support   Agreement  between   Warrantech   Corporation  and  Great  American
                Insurance  Company  dated  October  1, 2002.  Incorporated  by  reference  to
                Exhibit 10(f) to the Company's  Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

EXHIBIT                                          DESCRIPTION
-------                                          -----------
10(m)           Summary of building lease dated July 10, 2002 between Warrantech  Corporation and 121 Airport  Centre II, LP.  Incorporated  by reference to Exhibit  10(d)
                to the  Company's  Quarterly  Report  on  Form  10-Q  for the  quarter  ended
                September 30, 2002, file no. 0-13084.

10(n)           Option  Agreement dated August 22, 2001, by and among Warrantech Corporation,
                American  International  Group,  Inc. and others. Incorporated  by  reference
                to  Exhibit  10(b)  to  the   Company's  Quarterly  Report  on  Form 10-Q for
                the quarter ended December 31,  2001, file no. 0-13084.

10(o)           Stock  Option  Agreement  dated  June  4,  2002,  by and  between  Warrantech
                Corporation and Staples,  Inc.  Incorporated by reference to Exhibit 10(a) to the  Company's  Quarterly  Report on Form 10-Q for the quarter ended June 30,
                2002, file no. 0-13084.

10(p)           Warrantech Corporation 1998 Employee Incentive Stock Option Plan, as  amended and restated,  effective September 25, 2001.  Incorporated  by  reference  to
                Exhibit 10(a) to the Company's Quarterly Report on Form  10-Q for the quarter ended September 30, 2001, file no. 0-13084.

10(q)           Amendment No. 2, dated October 8, 2002, to the  Warrantech  Corporation  1998
                Employee  Incentive  Stock Option Plan,  as amended and  restated,  effective
                September  25,  2001.  Incorporated  by  reference  to  Exhibit  4(a)  to the
                Company's  Quarterly  Report on Form 10-Q for the quarter ended September 30,
                2002, file no. 0-13084.

10(r)            Employment  Agreement dated April 1, 1998 between Warrantech  Corporation and
                Joel San Antonio. Incorporated by reference to the Company's Annual Report on
                Form 10-K for the fiscal year ended March 31, 1999, file no. 0-13084.

10(s)           Employment  Agreement dated April 16, 1998, as amended April 6, 2002, between
                Warrantech  Corporation  and Richard F. Gavino.  Incorporated by reference to
                Exhibit  10(n) to the  Company's  Annual  Report on Form 10-K for the  fiscal year ended March 31, 2001, file no. 0-13084.

10(t)           Employment  Agreement between Warrantech  Corporation and James F. Morganteen dated  January 1, 2002.  Incorporated  by reference  to Exhibit  10(g) to the
                Company's  Quarterly  Report on Form 10-Q for the quarter ended September 30,
                2002, file no. 0-13084.

10(u)           Schedule  10(u)  identifying  contracts  that are  substantially  similar  to
                Exhibit 10(t), the Employment  Agreement between  Warrantech  Corporation and
                James F.  Morganteen,  in all  material  respects  except  as to the  parties thereto, the dates of execution, or other details,  incorporated by reference to  Exhibit  10(h) to the  Company's  Quarterly  Report  on Form 10-Q for the
                quarter ended December 31, 2002, file no. 0-13084.

EXHIBIT                                          DESCRIPTION
-------                                          -----------

10(v)           Employment  Agreement  dated  April 1, 2000  between  Warrantech  Corporation
                and Richard Rodriguez.  Incorporated by reference  to   Exhibit  10(w) to the
                Company's  Annual Report on Form 10-K for the year ended March 31, 2002, file
                no. 0-13084.

*10(w)          Employment  Agreement dated April 1, 2003 between Warrantech  Corporation and
                Randall San Antonio.

10(x)           Promissory  Note and Pledge  Agreement,  as amended  July 24,  2002,  between
                Warrantech  Corporation  and William  Tweed,  incorporated  by  reference  to
                Exhibit 10(a) to the Company's  Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 0-13084.

10(y)           Promissory  Note and Pledge  Agreement,  as amended,  July 24, 2002,  between
                Warrantech  Corporation  and Joel San Antonio,  incorporated  by reference to
                Exhibit 10(b) to the Company's  Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 0-13084.

10(z)           Promissory  Note and Pledge  Agreement,  as amended  July 24,  2002,  between
                Warrantech  Corporation  and Jeff J.  White.  Incorporated  by  reference  to
                Exhibit 10(c) to the Company's  Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, file no. 0-13084.

*21             Subsidiaries of the Company.

*99.1           Certification by the Chief Executive  Officer  pursuant to 18 U.S.C.  Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2           Certification by the Chief Financial  Officer  pursuant to 18 U.S.C.  Section
                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.