Form 10-Q
period 2003-06-30
WARRANTECH CORP
filed 2003-08-14
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                           ---------------------------

(Mark One)
                                    FORM 10-Q
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   ( )               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to
                               --------------------    --------------------
Commission File Number                  0-13084
                        ---------------------------------------------------

                             WARRANTECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3178732
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

    2220 Highway 121, Suite 100, Bedford, TX                  76021
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (800) 544-9510
                                                   -----------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   __X__     No ______

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [ X ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at July 31, 2003
-----------------------------------------     ----------------------------------
 Common stock, par value $.007 per share               15,323,165 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                    I N D E X

                                                                        Page No.
                                                                        --------

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

    Condensed Consolidated Statements of Operations -
           For the Three Months Ended June 30, 2003 and 2002 (Unaudited).......2

    Condensed Consolidated Balance Sheets at June 30, 2003
           (Unaudited) and March 31, 2003......................................3

    Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended June 30, 2003
           and 2002 (Unaudited)................................................5

    Notes to Condensed Consolidated Financial Statements.......................6

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .....................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........14

Item 4.  Controls and Procedures .............................................14



           PART II - OTHER INFORMATION

Item 1:  Legal Proceedings....................................................15

Item 2:  Changes in Securities................................................15

Item 3:  Defaults Upon Senior Securities......................................15

Item 4:  Submission of Matters to a Vote of Security Holders..................15

Item 5:  Other Information....................................................15

Item 6:  Exhibits and Reports on Form 8-K.....................................15

Signature ....................................................................16

PART I  -  FINANCIAL INFORMATION

 Item 1:  Financial Statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the Three Months Ended
                                                                        June 30,
                                                           ----------------------------------
                                                                2003               2002
                                                           ---------------    ---------------
Earned administrative fee (net of amortization of
   deferred costs)                                         $    8,455,357       $  9,034,136
Costs and expenses
   Service, selling, and general and administrative             7,505,850          7,202,343
   Bad debt expense                                                95,000                  -
   Depreciation and amortization                                  928,080          1,023,119
                                                           ---------------    ---------------
Total costs and expenses                                        8,528,930          8,225,462
                                                           ---------------    ---------------

Income (loss) from operations                                     (73,573)           808,674
Other income (expense)                                            286,868            229,957
                                                           ---------------    ---------------

Income before provision for income taxes                          213,295          1,038,631
Provision (benefit) for income taxes                               (2,000)           326,272
                                                           ---------------    ---------------

Net income                                                 $      215,295       $    712,359
                                                           ===============    ===============

Earnings per share:
Basic                                                               $0.01              $0.05
                                                           ===============    ===============
Diluted                                                             $0.01              $0.05
                                                           ===============    ===============

Weighted average number of shares outstanding:
Basic                                                          15,284,134         15,307,642
                                                           ===============    ===============
Diluted                                                        15,672,197         15,386,538
                                                           ===============    ===============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (Unaudited)
                                                     June 30,       March 31,
                                                      2003            2003
                                                  -------------- --------------
ASSETS
------
Current assets:
   Cash and cash equivalents                      $   4,689,531  $   5,478,095
   Investments in marketable securities                 542,413        843,980
   Accounts receivable, (net of allowances of
       $325,454 and $230,064, respectively)          22,511,199     22,008,608
   Loan receivable - Butler Financial
       Solutions, Inc.                                9,900,767      8,612,678
   Other receivables, net                             5,745,905      5,299,887
   Deferred income taxes                              2,098,171      2,098,171
   Employee receivables                                  63,393         73,833
   Prepaid expenses and other current assets          1,222,339      1,218,392
                                                  -------------- --------------
      Total current assets                           46,773,718     45,633,644
                                                  -------------- --------------

Property and equipment, net                           7,517,211      8,296,313
                                                  -------------- --------------

Other assets:
   Excess of cost over fair value of assets
     acquired (net of accumulated
     amortization of $5,825,405)                      1,637,290      1,637,290
   Deferred income taxes                                802,404        800,406
   Deferred direct costs                              8,419,169      9,972,309
   Investments in marketable securities               1,530,433      1,355,263
   Restricted cash                                      825,000        825,000
   Split dollar life insurance policies                 877,126        877,126
   Notes receivable                                   5,374,772      5,411,653
   Other assets                                          54,184         47,124
                                                  -------------- --------------
        Total other assets                           19,520,378     20,926,171

                                                  -------------- --------------
                    Total Assets                  $  73,811,307  $  74,856,128
                                                  ============== ==============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     (Unaudited)
                                                                      June 30,       March 31,
                                                                        2003           2003
                                                                    -------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease
        obligations                                                 $    737,789   $     802,070
     Insurance premiums payable                                       37,084,279      36,070,992
     Income taxes payable                                                 86,941          81,236
     Accounts and commissions payable                                  7,444,955       8,118,371
     Accrued expenses and other current liabilities                    3,999,538       3,534,106
                                                                    -------------  --------------
        Total current liabilities                                     49,353,502      48,606,775
                                                                    -------------  --------------

Deferred revenues                                                     13,072,167      15,065,547
Long-term debt and capital lease obligations                           1,239,376       1,218,670
Deferred rent payable                                                    391,077         417,720
                                                                    -------------  --------------
   Total liabilities                                                  64,056,122      65,308,712
                                                                    -------------  --------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock - $.0007 par value authorized - 15,000,000
      Shares issued  - none at June 30, 2003 and March 31, 2003                -               -
    Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,535,324 shares at June 30, 2003 and
       16,525,324 shares at March 31, 2003                               115,784         115,714
    Additional paid-in capital                                        23,754,335      23,760,809
    Loans to directors and officers                                  (10,533,048)    (10,462,094)
    Accumulated other comprehensive income (loss), net of taxes         (177,380)       (196,974)
    Retained earnings                                                    819,926         604,631
                                                                    -------------  --------------
                                                                      13,979,617      13,822,086

   Treasury stock - at cost, 1,212,190 shares at June 30, 2003
       and 1,249,690 shares at March 31, 2003                         (4,224,432)     (4,274,670)
                                                                    -------------  --------------
          Total Stockholders' Equity                                   9,755,185       9,547,416
                                                                    -------------  --------------

             Total Liabilities and Stockholders' Equity             $ 73,811,307   $  74,856,128
                                                                    =============  ==============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Three Months Ended
                                                                   June 30,
                                                      -----------------------------------
                                                           2003              2002
                                                      ---------------  ------------------
Cash flows from operating activities:
  Net income                                          $      215,295   $         712,359
                                                      ---------------  ------------------
  Adjustments to reconcile net income to
     net cash provided by operating activities:              530,372            (322,841)
                                                      ---------------  ------------------
Net cash flows provided by (used in) by operating
     operating activities                                    745,667             389,518
                                                      ---------------  ------------------
Cash flows from investing activities:
  Property and equipment purchased                          (152,192)           (241,944)
  Purchase of marketable securities                         (175,000)           (445,000)
  Proceeds from sales of marketable securities               295,000             450,000
                                                      ---------------  ------------------
Net cash provided by (used in) by
  investing activities                                       (32,192)           (236,944)
                                                      ---------------  ------------------
Cash flows from financing activities:
    Issuance of common stock                                      70                   -
    Purchase treasury stock                                        -              (8,865)
    Increase in loans and notes receivable                (1,293,878)           (230,950)
    Repayments, notes and capital leases                    (208,231)           (228,372)
                                                      ---------------  ------------------
Net cash used in financing activities                     (1,502,039)           (468,187)
                                                      ---------------  ------------------
Net decrease in cash and cash equivalents                   (788,564)           (315,613)
Cash and cash equivalents at beginning of period           5,478,095           7,033,448
                                                      ---------------  ------------------
Cash and cash equivalents at end of period            $    4,689,531   $       6,717,835
                                                      ==============   =================
Supplemental Cash Flow Information:
Cash payments (receipts) for:
   Interest                                           $       43,582   $          49,903
   Income taxes                                                    -   $      (1,252,774)
                                                      ==============   =================
Non-Cash Investing and financing activities:
    Property and equipment financed through capital
      leases                                          $      168,838              54,833
    Capital leases refinanced                         $            -   $               -
    Increase in loans to officers and directors       $      (70,954)  $         (81,735)
    Issuance of treasury stock                        $       50,238   $               -


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

2.     BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared by management and are unaudited. These interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

3.     RESTATEMENT

       The Company's financial statements for the three months ended June 30, 2002, have been restated to reflect a change in accounting treatment in calculating net earned administrative fees as more fully described in the Company's Annual Report on Form 10K for the year ended March 31, 2003. For certain contracts, the Company previously had deferred a portion of the revenue and would recognize such deferred revenue at the cancellation or end of the contract's term. The Company is now recognizing this revenue over the life of the contract's term.

       The effect of this restatement for the quarter ended June 30, 2002 is as follows:

                                                           JUNE 30, 2002
                                                    ---------------------------
                                                         AS
                                                     PREVIOUSLY
                                                      REPORTED     AS RESTATED
                                                    -------------  ------------
        Statement of operations:

        Earned administrative fee (net of             $9,030,286    $9,034,136
          amortization of deferred costs)
        Income from operations                           804,824       808,674
        Income before provision for income taxes       1,034,781     1,038,631
        Provision for income taxes                       324,900       326,272
        Net income                                      $709,881      $712,359

        Earnings per share:

        Basic                                              $0.05         $0.05
                                                           =====         =====
        Diluted                                            $0.05         $0.05
                                                           =====         =====


4.     NOTES RECEIVABLE

       Butler serves as the ultimate obligor under all service contracts administered by the Company in exchange for a fee. Some of the service contracts under which Butler is the obligor were insured by Reliance and the liquidation of Reliance has eliminated the insurance coverage to Butler.

       In order to assist Butler in addressing its potential obligations under the service contracts previously insured by Reliance for which Butler is or Warrantech was the obligor, Warrantech Automotive made an initial $1 million loan to Butler and further loans through June 30, 2003 of $14,392,397.

       Funding to Butler is provided by a special surcharge, payable on certain vehicle service contracts administered by the Company sold after November 19, 2001. The surcharge is payable by agents through whom Reliance-insured service contracts were sold. Butler will use these funds to pay the claims previously insured by Reliance and to repay its loans from Warrantech.

       Additionally, in order to assist Butler in addressing its potential obligations under the service contracts previously insured by Reliance for which Butler is, or the dealer or Warrantech was, the obligor, Warrantech Automotive has made loans to Butler, as necessary, for claims obligations in excess of Butler's fee revenues. Subject to the terms of the agreement between the Company and Butler, the Company has and will make further loans to Butler, as necessary, for claims obligations in excess of Butler's fee revenues. All of Warrantech's loans to Butler bear interest at the rate of prime plus 2% per annum and will begin to be paid down once Butler's fee revenues exceed the claims obligations.

       Through June 30, 2003, Warrantech has loaned Butler $15,392,937. RWC, which is not part of the Reliance liquidation, is obligated to pay Butler $9,990,767 of that amount. The Company expects Butler to collect the
       $9,990,767 from RWC during the third quarter of fiscal 2004 and, simultaneously, the Company will collect this amount from Butler. The portion of the Butler receivables for which RWC is legally responsible for payment is reflected as "Loan Receivables" on the Consolidated Balance Sheet. The remaining amount representing the loans due from Butler of $5,402,170 at June 30, 2003, is classified as "Notes Receivable" on the Consolidated Balance Sheet.

       The following table sets forth the carrying amounts and fair values of the Company's notes and other receivables at June 30, 2003.

                               2004     2005      2006     2007     2008   THEREAFTER   TOTAL    FAIR VALUE
                               ----     ----      ----     ----     ----   ----------   -----    ----------
Notes Receivable - Butler
      Equals 2% above prime         -     -   $2,563,129 $2,839,041     -       -      $5,402,170 $5,402,170
Loan Receivable - Butler;
      0% interest            $9,900,767   -            -          -     -       -      $9,900,767  9,900,767
Other Receivable -
      0%  interest           $5,745,905   -            -          -     -       -      $5,745,905 $5,745,905

     5.   COMPREHENSIVE INCOME

         The components of comprehensive income are as follows:

                                                              For the Three Months Ended
                                                        ----------------------------------------
                                                                       June 30,
                                                        ----------------------------------------
                                                              2003                  2002
                                                        ------------------    ------------------
Net income                                                       $215,295              $712,359
Other comprehensive income, net of tax
   Unrealized gain (loss) on investments                           (3,442)               18,420
   Foreign currency translation adjustments                        23,036                (7,106)
                                                        ------------------    ------------------
Comprehensive income                                             $234,889              $723,673
                                                        ==================    ==================

Comprehensive income per share:                                     $0.02                 $0.05
                                                        ==================    ==================

The components of accumulated comprehensive income are as follows:

                                                            June 30,              March 31,
                                                              2003                  2003
                                                        ------------------    ------------------
Unrealized gain/(loss) on investments                             $14,604               $18,046

Accumulated translation adjustments                              (191,984)             (215,020)
                                                        ------------------    ------------------
Accumulated other comprehensive income loss                     ($177,380)            ($196,974)
                                                        ==================    ==================


                                                   For the Three Months Ended
                                                            June 30,
                                               -----------------------------------
                                                    2003                2002
                                               ----------------    ---------------
Numerator:
   Net income applicable to common stock              $215,295           $712,359
                                               ================    ===============
Denominator:

    Average outstanding shares used in the
          computation of per
          share earnings:
     Common Stock issued-Basic shares               15,284,134         15,307,642
                                               ----------------    ---------------
                           -Diluted shares          15,672,197         15,386,538
                                               ================    ===============
Earnings Per Common Share:
   Basic                                                 $0.01              $0.05
                                               ================    ===============
   Diluted                                               $0.01              $0.05
                                               ================    ===============


6.     STOCK OPTION PLAN


6. STOCK OPTION PLAN

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock option plan under the intrinsic value recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Effective for interim periods beginning after December 15, 2002, SFAS No. 148 also requires disclosure of pro-forma results on a quarterly basis as if the Company had applied the fair value recognition provisions of SFAS No. 123.

As the exercise price of all options granted under the plan was equal to or above the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the company's Stock Participation Plan, collectively called "options." For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                          For the Three Months
                                             Ended June 30,
                                        --------------------------
                                           2003           2002
                                        ------------  -------------

Net income as reported                     $215,295       $712,359
Net income pro forma                       $195,611       $695,531
Shares - Basic                           15,284,134     15,307,642
Basic earnings per share as reported          $0.01          $0.05
Basic earnings per share pro forma            $0.01          $0.05


The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended June 30, 2003 and 2002, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

Presented below is a summary of the status of the stock options in the plan and the related transactions for the three months ended June 30, 2003 and 2002.

                                               2003                  2002
                                       --------------------------------------------
                                                   Weighted              Weighted
                                                   Average               Average
                                                   Exercise              Exercise
                                         Shares     Price      Shares     Price
                                       --------------------------------------------
Options outstanding at beginning of    1,306, 380      $1.10  1,416,283      $1.54
the period
Granted                                   180,000       2.18    215,238       0.42
Canceled/Surrendered                            -          -    (5,000)     (0.42)
Exercised                                       -          -          -          -
Forfeited                                       -          -          -          -
                                       --------------------------------------------
Options outstanding at end of period    1,486,380      $1.16  1,581,521      $1.31
                                       ============================================

                                       --------------------------------------------
Options exercisable at end of period      708,660      $1.36    610,111      $1.21
                                       ============================================


The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the three months ended June 30, 2003 and 2002 was $0.54 and $0.48, respectively.

The Company may issue options to purchase its common stock to officers, non-employees, non-employee directors or others as part of settlements in disputes and/or incentives to perform services for the Company. The Company accounts for stock options issued to vendors and non-employees of the Company under SFAS No. 123 "Accounting for Stock-based Compensation." The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model is charged to operations utilizing weighted average assumptions identical to those used for options granted to employees.

The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at June 30, 2003.

                                        Stock Options                 Stock Options
                                         Outstanding                   Exercisable
                             ---------------------------------    --------------------------
                                                    Weighted                      Weighted
                                                    Average                        Average
                                                    Exercise
                                                                                  Exercise
Range Of Exercise Prices        Shares               Price           Shares         Price
---------------------------  -------------        ------------    ------------   -----------
$0.67 to $0.87                    909,082               $0.74         366,666         $0.71
$1.3125 to $1.595                 616,008               $1.33         380,713         $1.33
$2.00                           4,650,000               $2.00       3,000,000         $2.00
$3.25 to $3.375                   101,290               $3.35         101,290         $3.27
                             -------------        ------------    ------------   -----------
Total at June 30, 2003          6,276,380               $1.97       3,848,669         $1.83
                             =============        ============    ============   ===========




7.     SEGMENTS

       The Company operates in three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, motorcycles, recreational vehicles and automotive components, which are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment
       develops,   markets  and  administers  extended
       warranties and product replacement plans on household appliances, consumer electronics, televisions, computers, home office equipment, jewelry, musical instruments and homes and which are sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers. Warrantech also markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. The International segment markets and administers predominately the same products and services as the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean. "Other" includes intersegment eliminations of revenues and receivables and net unallocated Corporate expenses.

                                                      Consumer                     Reportable
QUARTER ENDED                        Automotive       Products     International   Segments         Other          Total
                                     ----------       --------     -------------   --------         -----          -----
JUNE 30, 2003
-------------
Earned administrative fee               $3,311,467     $3,883,855    $1,080,427      $8,275,749      $179,608      $8,455,357
Income (loss) from operations            1,074,576        466,793       260,433       1,801,802    (1,875,375)        (73,573)
Pretax income (loss)                      (259,178)         6,375       263,832          11,029       202,266         213,295
Net interest income (expense)              (60,691)        (7,031)        1,906         (65,816)      183,002         117,186
Depreciation/amortization                   95,706        404,834        21,441         521,981       406,099         928,080
Total assets                            40,304,814     20,052,523     3,868,190      64,225,527     9,585,780      73,811,307

JUNE 30, 2002
-------------
Earned administrative fee               $5,009,132     $3,361,845      $716,273      $9,087,250      ($53,114)     $9,034,136
Income (loss) from                       3,079,140        (41,645)       46,705       3,084,200    (2,275,526)        808,674
operations
Pretax income (loss)                     1,431,739       (594,437)       47,283         884,585       154,046       1,038,631
Net interest income                         19,498         (4,452)        3,551          18,597       107,329         125,926
Depreciation/amortization                   99,508         436,567       21,237         557,312       465,807       1,023,119
Total assets                            40,183,577      26,637,731    3,591,600      70,412,908     4,306,156      74,719,064

                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained herein, the matters discussed below or elsewhere in this report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management. Such views and assumptions are based on, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, (d) regulatory or legal changes affecting the Company's business, (e) loss of business from, or significant change in relationships with, any major customer, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, (g) the ability to secure necessary capital for general operating or expansion purposes, (h) the adverse outcomes of litigation,(i) the non-payment of notes due from an officer and two directors of the Company due in 2007, (j) the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay the claims under the service contracts, (k) the inability of Butler to pay the claims previously insured by Reliance, (l) the termination of extended credit terms being provided by the Company's current insurance company,
(m) the inability of the Company to collect the "Other Receivables" in the amount of $9,900,767 by the end of the Company's fiscal year, and (n) the outcome of the review currently being conducted by the staff of the Securities and Exchange Commission ("SEC") of the Company's financial statements and related disclosures. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected and there could be a materially adverse effect on the Company's business.

SEC REVIEW OF THE COMPANY'S FILINGS

The Staff of the Division of Corporation Finance of the SEC selected certain of the Company's periodic reports for review, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2002, September 30, 2002 and December 31, 2002. The staff informed the Company that the purpose of the review is to assist the Company in its compliance with applicable disclosure requirements and to enhance the overall disclosure in the Company's reports.

In the course of its review, the staff requested clarification of some of the Company's disclosures and items in its financial statements and the Company agreed to amend certain of them on a going-forward basis. These disclosures are included in the Annual Report on Form 10-K for the period ended March 31, 2003 and this Quarterly Report on Form 10-Q.

The most recent letter from the staff contains four remaining comments. These comments primarily pertain to the Company's accounting treatment of the loans to Butler to pay Reliance claims. The Company is reviewing the staff's latest comments and will be preparing a response. The Company does not know what changes, if any, may be required as a result of these comments.

RESULTS OF OPERATIONS

                              GROSS REVENUES

                       FOR THE YEARS ENDED JUNE 30,
                    ------------------------------------
                         2003               2002
                     --------------    ---------------

Gross revenues         $40,083,441        $33,650,184
                     ==============    ===============


Gross revenues for the period ended June 30, 2003 increased $6,433,257, or 19%, over the same period in 2002. The Automotive and International segments reported increased gross revenues of 18% and 60% respectively, in the period ended June 30, 2003 over 2002. The Automotive segment increase in gross revenues was due to new business from direct marketing and reinsurance programs. The International segment also experienced higher sales volumes in both Puerto Rico and in South America. The Consumer Products segment reported a 17% increase in gross revenues during the period ended June 30, 2003 compared to the same period in 2002, as sales increased from its top five customers and the Consumer Products segment added new business.

                         NET EARNED ADMINISTRATIVE FEES

                                         FOR THE YEARS ENDED JUNE 30,
                                       -----------------------------
                                           2003            2002
                                       -------------   -------------

Automotive segment                       $3,311,467      $5,009,132
Consumer Products segment                 3,883,855       3,361,845
International segment                     1,080,427         716,273
Other                                       179,608        (53,114)
                                       -------------   -------------
   Total net earned administrative fee   $8,455,357      $9,034,136
                                       =============   =============

Net earned administrative fees are gross revenues less directs costs, the combined sum of net premiums, commissions and sales allowances plus or minus deferred revenue. Net earned administrative fees for the quarter ended June 30, 2003 decreased $578,779 over the same period in 2002 as a result of lower margins and lower deferred revenue of $383,362 recognized in the first quarter of fiscal 2004 compared to deferred revenue of $616,314 recognized in the first quarter of fiscal 2003. As the Company's older obligor contracts, which make up the majority of its deferred revenue, continue to decline, there is less deferred revenue to record in the current period.

The Automotive segment net earned administrative fees decreased $828,748 or 4% during the fiscal period ended June 30, 2003 compared to 2002. Although gross revenues increased 18% during the first quarter ended June 30, 2003, its earned administrative fees decreased due to lower margins and lower net deferred revenues from prior periods recognized in the period ended June 30, 2003 compared to the same period in 2002.

The Consumer Products segment net earned administrative fees increased $522,010 or 15% during the fiscal period ended June 30, 2003 compared to the same period in 2002. The change was primarily attributed to higher sales from new business and increased volume from existing clients. Additionally, higher net deferred revenues from prior periods recognized in the period ended June 30, 2003 compared to the same period in 2002 contributed to the Consumer Products segment's higher net earned administrative fees.

The International segment net earned administrative fees increased $364,154, or 51%, during period ended June 30, 2003 compared to the same period in 2002. The increase resulted from greater market penetration by its existing dealers in Puerto Rico and in South America.

                                      SG&A

                                            FOR THE YEARS ENDED JUNE 30,
                                            --------------------------------
                                                2003             2002
                                            -------------   ----------------

Service, selling and general                  $7,505,850         $7,202,343
administrative

Service, selling and general and administrative ("SG&A") for the quarter ended June 30, 2003 increased $303,507, or 4%, compared to the same quarter in the prior year. Legal expenses decreased $220,465 for the period ended June 30, 2003 compared to the 2002 period, primarily because of the decrease in litigation expenses related to several lawsuits that were settled during fiscal period 2003. Employee costs were higher at $4,654,879 during the period ended June 30, 2003, compared to $4,380,283 in the period ended June 30, 2002, primarily due to an increase in salary costs. Telephone expenses were reduced 36%, or $157,397, to $279,773 as compared to $437,170 in the period ended June 30, 2002, due to lower negotiated telephone usage rates and the elimination of data transmission lines after the Company consolidated operations into one building. Rent expense increased from $427,012 for the period ended June 30, 2002 to $603,522 for the period ended June 30, 2003, reflecting the Company's move to its new corporate headquarters in Bedford, Texas.

                                      DEPRECIATION AND AMORTIZATION

                                       FOR THE YEARS ENDED JUNE 30,
                                   --------------------------------------
                                         2003                2002
                                   -----------------   ------------------

   Depreciation and amortization           $928,080           $1,023,119
                                   =================   ==================

Depreciation and amortization expenses were reduced by $95,039, or 9%, during period ended June 30, 2003 compared to the same period for 2002. This decrease is the result of the Company's assets maturing and the continued reduction of capital expenditures for the past few years.

                                        OTHER INCOME

                                  FOR THE YEARS ENDED JUNE 30,
                                ---------------------------------
                                    2003              2002
                                --------------   ----------------

Interest and dividend income         $249,383           $175,829
Interest expense                     (132,197)           (49,903)
Gain (loss) on sale of assets              23            (47,854)
Credit card usage rebate              129,177            146,894
Miscellaneous income                   40,482              4,991
                                --------------   ----------------
      Total other income             $286,868           $229,957
                                ==============   ================

Other income for quarter ended June 30, 2003 increased slightly compared to the quarter ended June 30, 2002 due to a loss on the sale of assets in 2002. Higher interest income during the quarter ended June 30, 2003 was offset by higher interest expense.

                                         INCOME TAX EXPENSE

                                     FOR THE YEARS ENDED JUNE 30,
                                   ----------------------------------
                                        2003              2002
                                   ---------------   ----------------

Income taxes expense (benefit)           ($2,000)           $326,272
                                   ===============   ================

Income taxes expense decreased $328,272 for the period ended June 30, 2003 compared to the period ended June 30, 2002. Although the Company reported $213,295 of income before taxes, the use of Puerto Rico's net operating loss and a lower effective tax rate on the Company's income from its International segment was offset by the Company's tax benefit from its U.S. operations.

LIQUIDITY AND FINANCIAL RESOURCES

During the three months ended June 30, 2003, the Company had a net decrease in cash and cash equivalents of $788,564, which was primarily used in operating activities to fund working capital. Working capital was a negative $2.6 million at June 30, 2003 compared to a negative $0.6 million at June 30, 2002, primarily due to an increase in the loan to Butler. The Company believes that internally generated funds, reimbursement of claims paid for RWC obligations and the $3 million line of credit from Great American Insurance Company, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the three months ended June 30, 2003 amounted to $168,838 compared to $54,833 during the three months ended June 30, 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the Company's Consolidated Financial Statements set forth in the "Item 8. - Financial Statements and Supplementary Data," in the Company's Annual Report on Form 10-K for the year ended March 31, 2003, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following lists some of the Company's critical accounting policies affected by judgments, assumptions and estimates.


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

The second discrete earnings event occurs over the life of the contract. As such, Warrantech recognizes and realizes the revenue over the contract life.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flow generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of its carrying value or fair value and charging current operations for any measured impairment. At June 30, 2003 and 2002, the Company found no impairment to its property and equipment or its other identifiable intangibles.

INCOME TAXES

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At June 30, 2003, the Company had deferred tax assets of $2,900,575, net of a valuation allowance of $256,434. For further discussion, see Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

Principal amounts by expected maturity as of June 30, 2003 of marketable securities are as follows:

                                    Expected Maturity Date as of June 30,
                          ----------------------------------------------------------
                             2004       2005     2006    2007    2008   Thereafter  Total Cost  Fair Value
                             ----       ----     ----    ----    ----   ----------  ----------  ----------
   Available for sale
     securities            $542,413  $1,016,477  $476,620  -       -     $37,336    $2,072,846 $2,072,846
       Interest rate          4.36%       4.82%     4.87%  -       -       5.50%


ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-Q. Each of them has, within 90 days of the filing date of this Quarterly Report, evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC, and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

INTERNAL CONTROLS

To meet their responsibility for financial reporting, the CEO and CFO have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the Company's independent accountants to support their audit work. In addition, the Company's Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters.
This Committee and the independent accountants have free access to each other, with or without management being present.

THERE WERE NO SIGNIFICANT CHANGES IN COMPANY'S INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF THE CEO'S AND CFO'S MOST RECENT EVALUATION.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              Not applicable.

Item 2.       Changes in Securities and Use of Proceeds

              Not applicable.

Item 3.       Defaults Upon Senior Securities

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.       Other Information

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                      31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act.

                      31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act.

                      32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of Sarbanes-Oxley Act.

                      32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of Sarbanes-Oxley Act.

              (b)     Reports on Form 8-K

                      Current   Report  on  Form  8-K,   dated  June  26,  2003,
                      reporting, under Item 9, the Company's financial results for the fiscal year ended March 31, 2003.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 WARRANTECH CORPORATION
                 ----------------------------------
                   (Registrant)

                  /s/ Richard F. Gavino
                 ----------------------------------
                      Richard F. Gavino - Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Chief Financial Officer and Duly Authorized Officer)


Dated: August 14, 2003