Form 10-Q
period 2003-09-30
WARRANTECH CORP
filed 2003-11-07
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


(Mark One)
[  X  ]                            FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended September 30, 2003

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     (  )       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                         to
                               -----------------------    ----------------------

Commission File Number                  0-13084
                       ---------------------------------------------------------

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
Yes      X     No
        ---       ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [ X ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                     Outstanding at October 31, 2003
---------------------------------------      --------------------------------
Common stock, par value $.007 per share             15,409,314 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X


                                                                        Page No.
          PART I - FINANCIAL INFORMATION


 Item 1:  Financial Statements

     Condensed Consolidated Statements of Operations -
            For the Three and Six Months Ended September 30, 2003
             and 2002 (Unaudited)...........................................   3

     Condensed Consolidated Balance Sheets at September 30, 2003
            (Unaudited) and March 31, 2003..................................   4

     Condensed Consolidated Statements of Cash Flows
            For the Three Months Ended September 30, 2003
            and 2002 (Unaudited)............................................   6

     Notes to Condensed Consolidated Financial Statements...................   7

 Item 2:  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..................  13

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  18

 Item 4.  Controls and Procedures...........................................  18



            PART II - OTHER INFORMATION


 Item 1:  Legal Proceedings.................................................  19

 Item 2:  Changes in Securities.............................................  20

 Item 3:  Defaults Upon Senior Securities...................................  20

 Item 4:  Submission of Matters to a Vote of Security Holders...............  20

 Item 5:  Other Information.................................................  20

 Item 6:  Exhibits and Reports on Form 8-K..................................  20

 Signature .................................................................  22

PART I  - FINANCIAL INFORMATION


                Item 1:  Financial Statements

                             WARRANTECH CORPORATION AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                           For the Three Months Ended              For the Six Months Ended
                                                                  September 30,                          September 30,
                                                        ----------------------------------   --------------------------------------
                                                             2003               2002               2003                 2002
                                                        ---------------    ---------------   ------------------   -----------------
Earned administrative fee (net of amortization of           $9,587,578         $9,938,267          $18,042,935         $18,972,403
  deferred costs)
                                                        ---------------    ---------------   ------------------   -----------------
Costs and expenses
    Service, selling, and general and administrative         8,024,878          7,894,879           15,530,728          15,097,222
    Provision for bad debt expense                             165,000                  -              260,000                   -
    Depreciation and amortization                              892,893          1,021,535            1,820,973           2,044,654
                                                        ---------------    ---------------   ------------------   -----------------
Total costs and expenses                                     9,082,771          8,916,414           17,611,701          17,141,876
                                                        ---------------    ---------------   ------------------   -----------------

Income from operations                                         504,807          1,021,853              431,234           1,830,527
Other income                                                   605,858            336,552              892,726             566,509
                                                        ---------------    ---------------   ------------------   -----------------

Income before provision for income taxes                     1,110,665          1,358,405            1,323,960           2,397,036
Provision for income taxes                                     329,259            467,880              327,259             794,151
                                                        ---------------    ---------------   ------------------   -----------------

Net income                                                    $781,406          $ 890,525            $ 996,701         $ 1,602,885
                                                        ===============    ===============   ==================   =================

Earnings per share:
  Basic                                                          $0.05              $0.06                $0.07               $0.10
                                                        ===============    ===============   ==================   =================
  Diluted                                                        $0.05              $0.06                $0.06               $0.10
                                                        ===============    ===============   ==================   =================

Weighted average number of shares outstanding:
  Basic                                                     15,353,718         15,322,181           15,319,117          15,317,881
                                                        ===============    ===============   ==================   =================
  Diluted                                                   16,179,600         15,430,348           16,143,599          15,398,910
                                                        ===============    ===============   ==================   =================






     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                   September 30,   March 31,
                                                       2003           2003
                                                  -------------- --------------
ASSETS

Current assets:
   Cash and cash equivalents                         $2,867,612     $5,478,095
   Investments in marketable securities               1,465,088        843,980
   Accounts receivable, (net of allowances of
       $487,966 and $230,064, respectively)          25,772,315     22,008,608
   Loan receivable - Butler Financial Solutions,     11,140,833      8,612,678
Inc.
   Other receivables, net                             6,254,832      5,299,887
   Deferred income taxes                              2,098,171      2,098,171
   Employee receivables                                  55,533         73,833
   Prepaid expenses and other current assets          1,468,208      1,218,392
                                                  -------------- --------------
      Total current assets                           51,122,592     45,633,644
                                                  -------------- --------------

Property and equipment, net                           6,781,705      8,296,313
                                                  -------------- --------------

Other assets:
   Excess of cost over fair value of assets acquired
       (net of accumulated amortization of            1,637,290      1,637,290
        $5,825,405)
   Deferred income taxes                                653,504        800,406
   Deferred direct costs                              6,866,028      9,972,309
   Investments in marketable securities                 974,252      1,355,263
   Restricted cash                                      825,000        825,000
   Split dollar life insurance policies                 877,126        877,126
   Notes receivable                                   6,404,655      5,411,653
   Other assets                                          51,095         47,124
                                                  -------------- --------------
        Total other assets                           18,288,950     20,926,171

                                                  -------------- --------------
                    Total Assets                    $76,193,247    $74,856,128
                                                  ============== ==============





     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                  September 31,       March 30,
                                                                                      2003              2003
                                                                                 ---------------  -----------------
             LIABILITIES AND STOCKHOLDERS' EQUITY

             Current liabilities:
                  Current maturities of long-term debt and capital lease obligations $  752,308         $  802,070

                  Insurance premiums payable                                         40,475,558         36,070,992
                  Income taxes payable                                                  181,846             81,236
                  Accounts and commissions payable                                    7,673,839          8,118,371
                  Accrued expenses and other current liabilities                      4,069,460          3,534,106
                                                                                 ---------------  -----------------
                     Total current liabilities                                       53,153,011         48,606,775
                                                                                 ---------------  -----------------

             Deferred revenues                                                       10,831,022         15,065,547
             Long-term debt and capital lease obligations                             1,236,842          1,218,670
             Deferred rent payable                                                      375,593            417,720
                                                                                 ---------------  -----------------
                Total liabilities                                                    65,596,468         65,308,712
                                                                                 ---------------  -----------------

             Commitments and contingencies                                                    -                  -

             Stockholders' equity:
                 Preferred stock - $.0007 par value authorized - 15,000,000

                 Shares issued  - none at September 30, 2003 and March 31, 2003               -                  -
                 Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,541,324 shares at September 30, 2003 and
                    16,525,324 shares at March 31, 2003                                 115,784            115,714
                 Additional paid-in capital                                          23,767,079         23,760,809
                 Loans to directors and officers                                   (10,604,782)       (10,462,094)
                 Accumulated other comprehensive income (loss), net of taxes           (95,077)          (196,974)
                 Retained earnings                                                    1,601,332            604,631
                                                                                 ---------------  -----------------
                                                                                     14,784,336         13,822,086
                Treasury stock - at cost, 1,187,607 shares at September 30, 2003
                    and 1,249,690 shares at March 31, 2003                          (4,187,557)        (4,274,670)
                                                                                 ---------------  -----------------
                       Total Stockholders' Equity                                    10,596,779          9,547,416
                                                                                 ---------------  -----------------

                                                                                 ---------------  -----------------
                          Total Liabilities and Stockholders' Equity                $76,193,247        $74,856,128
                                                                                 ===============  =================




     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Six Months Ended
                                                                          September 30,
                                                              --------------------------------------
                                                                    2003                2002
                                                              ------------------ -------------------
Cash flows from operating activities:
  Net income                                                         $  996,701        $  1,602,885
                                                              ------------------ -------------------
  Adjustments to reconcile net income to net cash provided by
       operating activities:                                           818,222          (3,652,379)
                                                              -----------------  -------------------
Net cash flows provided by (used in) by operating activities         1,814,923          (2,049,494)
                                                              -----------------  -------------------

Cash flows from investing activities:
   Property and equipment purchased                                  (210,177)            (470,098)
   Purchase of marketable securities                                 (695,000)            (550,000)
   Proceeds from sales of marketable securities                        445,000              450,000
                                                              -----------------  -------------------
Net cash used in investing activities                                (460,177)
                                                                                          (570,098)
                                                              -----------------  -------------------

Cash flows from financing activities:
    Issuance of common stock                                             6,270                2,100
    Purchase treasury stock                                                  -             (106,899)
    Increase in loans and notes receivable                         (3,521,157)            (747,383)
    Repayments, notes and capital leases                             (450,342)            (448,338)
                                                              -----------------  -------------------
Net cash used in financing activities                              (3,965,229)          (1,300,520)
                                                              -----------------  -------------------

Net decrease in cash and cash equivalents                          (2,610,483)          (3,920,112)
Cash and cash equivalents at beginning of period                     5,478,095            7,033,448
                                                              -----------------  -------------------
Cash and cash equivalents at end of period                         $ 2,867,612         $  3,113,336
                                                              -----------------  -------------------

Supplemental cash flow information:
Cash payments for:
   Interest                                                         $  148,358          $    79,492
   Income taxes                                                     $   48,650        $  (1,247,975)
                                                              -----------------  -------------------

Non-cash investing and financing activities:
    Property and equipment financed through capital leases          $  427,073          $    69,873
    Increase in loans to officers and directors                     $ (142,688)         $  (156,312)
    Issuance of treasury stock                                      $   87,113          $   105,745






     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

2.       BASIS OF PRESENTATION

       The accompanying consolidated financial statements have been prepared by management and are unaudited. These interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

3.        RESTATEMENT

       The Company's financial statements for the three months and six months ended September 30, 2002, have been restated to reflect a change in accounting treatment in calculating net earned administrative fees as more fully described in the Company's Annual Report on Form 10K for the year ended March 31, 2003. For certain contracts, the Company previously had deferred a portion of the revenue and would recognize such deferred revenue at the cancellation or end of the contract's term. The Company is now recognizing this revenue over the life of the contract's term.

       The effect of this restatement for the three months and six months ended September 30, 2002 is as follows:

                                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            SEPTEMBER 30, 2002          SEPTEMBER 30, 2002
                                                                         ------------------------------------------------------
                                                                              AS                         AS
                                                                          PREVIOUSLY                 PREVIOUSLY
                                                                           REPORTED   AS RESTATED     REPORTED    AS RESTATED
                                                                         -------------------------  ---------------------------


           Statement of operations:
           Earned administrative fee (net of amortization of               $9,934,415  $9,938,267    $18,964,701   $18,972,403
           deferred costs)
           Income from operations                                           1,018,001   1,021,853      1,822,285     1,830,527
           Income before provision for income taxes                         1,354,553   1,358,405      2,389,334     2,397,036
           Provision for income taxes                                         466,507     467,880        791,407       794,151
           Net income                                                       $ 888,046   $ 890,525     $1,597,927    $1,602,885


           Earnings per share:
           Basic                                                                $0.06       $0.06          $0.10         $0.10
                                                                                =====       =====          =====         =====
           Diluted                                                              $0.06       $0.06          $0.10         $0.10
                                                                                =====       =====          =====         =====


   4. NOTES RECEIVABLE

       Butler serves as the ultimate obligor under predominantly all service contracts administered by the Company in exchange for a fee. Some of the service contracts under which Butler is the obligor were insured by Reliance and the liquidation of Reliance has eliminated the insurance coverage to Butler.

       To pay these Reliance obligations, the primary funding to Butler is provided by a special surcharge, payable on certain vehicle service contracts administered by the Company sold after November 19, 2001. The surcharge is payable by agents through whom Reliance-insured service contracts were sold.

       Any shortfall between the claims obligations being paid and the special surcharge, Warrantech is assisting Butler by providing loans to Butler. Warrantech Automotive made an initial $1 million loan to Butler and further loans through September 30, 2003 of $16,568,735.

       Additionally, it will continue to assist Butler in addressing its potential obligations under the service contracts previously insured by Reliance for which Butler is, or the dealer or Warrantech was, the obligor, by providing further loans, as necessary, for claims obligations in excess of Butler's surcharge revenues. Subject to the terms of the agreement between the Company and Butler, the Company has and will make further loans to Butler, as necessary, for claims obligations in excess of Butler's surcharge revenues. All of Warrantech's loans to Butler bear interest at the rate of prime plus 2% per annum and will begin to be paid down once Butler's fee revenues exceed the claims obligations.

       Through September 30, 2003, Warrantech has loaned Butler $17,568,735. RWC, which is not part of the Reliance liquidation, is obligated to pay Butler $11,140,833 of that amount. The Company expects Butler to collect the $11,140,833 from RWC during the third quarter of fiscal 2004 and, simultaneously, the Company will collect this amount from Butler. The portion of the Butler receivables for which RWC is legally responsible for payment is reflected as "Loan Receivable" on the Consolidated Balance Sheet. The remaining amount representing the loans due from Butler of $6,427,902 at September 30, 2003, is classified as "Notes Receivable" on the Consolidated Balance Sheet.

       The following table sets forth the carrying amounts and fair values of the Company's notes and other receivables at September 30, 2003.

                                  2004       2005        2006       2007       2008   THEREAFTER     TOTAL      FAIR VALUE
                                  ----       ----        ----       ----       ----   ----------     -----      ----------

Notes Receivable - Butler
      Equals 2% above prime         --         --      2,563,129  $3,864,77      --         --     $6,427,902   $6,427,902
Loan Receivable - Butler;
      Equals 2% above prime   $11,140,833      --          --         --         --         --    $11,140,833   11,140,833
Other Receivable -
      0%  interest             $6,254,832      --          --         --         --         --    $ 6,254,832   $6,254,832



5.   COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

                                                   For the Three Months Ended           For the Six Months Ended
                                                         September 30,                        September 30,
                                              -------------------------------------   ------------------------------
                                                   2003             2002                  2003            2002
                                              ---------------   -------------------   -------------   --------------
Net income                                          $781,406        $890,525             $ 996,701       $1,602,885
Other Comprehensive Income, net of tax:
   Unrealized gain on investments                    (6,307)          11,789               (9,749)           30,209
   Foreign currency translation adjustments           88,610       (111,902)               111,646        (119,008)
                                              ---------------   -------------         -------------   --------------
Comprehensive Income                                $863,709        $790,412            $1,098,598       $1,514,086
                                              ===============   =============         =============   ==============

Comprehensive income per share                         $0.06           $0.05                 $0.07            $0.10
                                              ===============   =============         =============   ==============


The components of accumulated comprehensive income, net of related tax, for the periods ended September 30, 2003 and March 31, 2003, are as follows:

                                              September 30,      March 31,
                                                   2003             2003
                                              ---------------   -------------
Unrealized gain on investments                    $   8,297      $   18,046
Accumulated translation adjustments                (103,374)       (215,020)
                                              ---------------   -------------
Accumulated other comprehensive income            $ (95,077)     $ (196,974)
                                              ===============   =============


6.      EARNINGS PER SHARE

        The computations of earnings per share are as follows:

                                                      For the Three Months Ended           For the Six Months Ended
                                                             September 30,                        September,
                                                   ----------------------------------    -----------------------------
                                                        2003               2002             2003             2002
                                                   ----------------   ---------------    ------------    -------------
Numerator:
   Net income applicable to common stock                  $781,406          $890,525        $996,701       $1,602,885
                                                   ================   ===============    ============    =============
Denominator:
    Average outstanding shares used in the
     computation of per share earnings:
       Common Stock issued-Basic shares                 15,353,718        15,322,181      15,319,117       15,317,881
       Stock Options (treasury method)                     825,882           108,167         824,482           81,029
                                                   ----------------   ---------------    ------------    -------------
       Diluted shares                                   16,179,600        15,430,348      16,143,599       15,398,910
                                                   ================   ===============    ============    =============
Earnings Per Common Share:
   Basic                                                     $0.05             $0.06           $0.07            $0.10
                                                   ================   ===============    ============    =============
   Diluted                                                   $0.05             $0.06           $0.06            $0.10
                                                   ================   ===============    ============    =============

     7. STOCK OPTION PLAN

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

                                           FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                        ---------------------------------------------------------------
                                             2003               2002            2003            2002
                                        ---------------    ---------------  --------------  -------------

Net income as reported                        $781,406           $890,525        $996,701     $1,602,885
Net income pro forma                          $758,906           $874,238        $954,522     $1,570,402
Shares - Basic                              15,353,718         15,322,181      15,319,117     15,317,881
Basic earnings per share as reported             $0.05              $0.06           $0.07          $0.10
Basic earnings per share pro forma               $0.05              $0.06           $0.06          $0.10






       The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months and year ended September 30, 2003 and 2002, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

       Presented below is a summary of the status of the stock options in the plan and the related transactions for the six months ended September 30, 2003 and 2002.


                                                     2003                   2002
                                             ---------------------------------------------
                                                         WEIGHTED               WEIGHTED
                                                          AVERAGE               AVERAGE
                                                         EXERCISE               EXERCISE
                                               SHARES      PRICE      SHARES     PRICE
                                             ---------------------------------------------
Options outstanding at beginning of the       1,306, 380     $1.10   1,416,283      $1.54
  period
Granted                                          180,000      2.18     215,238       0.42
Canceled/Surrendered                                   -         -     (5,000)     (0.42)
Exercised                                              -         -           -          -
Forfeited                                              -         -           -          -
                                             ---------------------------------------------
Options outstanding at end of period           1,486,380     $1.93   1,581,521      $1.31
                                             =============================================

                                             ---------------------------------------------
Options exercisable at end of period             637,097   $1.3654     610,111      $1.21
                                             =============================================


       The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the six months ended September 30, 2003 and 2002 was is $0.54 and $0.48, respectively.

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

       The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at September 30, 2003.

                                            STOCK OPTIONS                 STOCK OPTIONS
                                             OUTSTANDING                   EXERCISABLE

                               ----------------------------------   ---------------------------
                                                       WEIGHTED                      WEIGHTED
                                                       AVERAGE                       AVERAGE
                                                       EXERCISE                      EXERCISE
RANGE OF EXERCISE PRICES           SHARES               PRICE          SHARES         PRICE
-----------------------------  --------------        ------------   ------------   ------------
$0.67 to $0.87                       899,082               $0.74        356,666          $0.71
$1.26 to $1.595                      616,008               $1.33        391,186          $1.33
$2.00                              4,650,000               $2.00      3,000,000          $2.00
$3.25 to $3.375                      101,290               $3.35        101,290          $3.27
                               --------------        ------------   ------------   ------------
Total at September 30, 2003        6,266,380               $1.97      3,849,142          $1.83
                               ==============        ============   ============   ============

     8.   SEGMENTS

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

                                                   CONSUMER                    REPORTABLE
   SIX MONTHS ENDED               AUTOMOTIVE       PRODUCTS    INTERNATIONAL    SEGMENTS         OTHER          TOTAL
   SEPTEMBER 30, 2003

   Earned administrative fee         $6,900,538     $8,026,927    $2,962,087     $17,889,552      $153,383     $18,042,935
   Income (loss) from                 2,456,214      1,029,548       962,724       4,448,486   (3,555,760)         892,726
   operations
   Pretax income (loss)               (595,099)        188,793       962,505         556,199     (228,940)         327,259
   Net interest income                (145,611)        (8,748)         6,288       (148,071)       677,516         529,445
   (expense)
   Depreciation/amortization            192,893        804,255        43,642       1,040,790       780,183       1,820,973
   Total assets                      43,999,663     19,771,192     4,221,632      67,992,487     8,200,760      76,193,247

   SEPTEMBER 30, 2002
   Earned administrative fee        $10,558,403     $7,103,063    $1,477,090     $19,138,556     (166,153)     $18,972,403
   Income (loss) from                 6,650,796        520,450        20,067       7,191,313   (5,360,786)       1,830,527
   operations
   Pretax income (loss)               2,719,379      (766,715)        16,238       1,968,902       428,134       2,397,036
   Net interest income                   12,644          3,318         6,841          22,803       350,113         372,916
   Depreciation/amortization            194,736        876,888        42,759       1,114,383       930,271       2,044,654
   Total assets                      41,645,025     24,383,023     3,220,398      69,248,446     5,607,682      74,856,128

                                                   CONSUMER                    REPORTABLE
   QUARTER  ENDED                 AUTOMOTIVE       PRODUCTS    INTERNATIONAL   SEGMENTS         OTHER          TOTAL
   SEPTEMBER 30, 2003
   Earned administrative fee         $3,589,071     $4,143,072    $1,881,660      $9,613,803     ($26,225)      $9,587,578
   Profit (loss) from                 1,381,638        562,755       702,291       2,646,684   (2,141,877)         504,807
   operations
   Pretax income (loss)               (335,921)        182,418       698,673         545,170       565,495       1,110,665
   Net interest income                 (84,920)        (1,717)         4,382        (82,255)       494,514         412,259
   Depreciation/amortization             97,187        399,421        22,201         518,809       374,084         892,893

   SEPTEMBER 30, 2002
   EARNED ADMINISTRATIVE FEE         $5,549,271     $3,741,217      $760,817     $10,051,305    $ (113,038)     $9,938,267
   Profit (loss) from                 3,571,656        562,095      (26,639)       4,107,112    (3,085,259)      1,021,853
   operations
   Pretax Income (loss)               1,287,640      (172,278)      (31,045)       1,084,317       274,088       1,358,405
   Net interest income                  (6,854)         13,891         3,289          10,326       274,300         284,626
   Depreciation/amortization             95,229        440,321        21,522         557,072       464,463       1,021,535

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, (d) regulatory or legal changes affecting the Company's business, (e) loss of business from, or significant change in relationships with, any major customer, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, (g) the ability to secure necessary capital for general operating or expansion purposes, (h) the adverse outcomes of litigation,(i) the non-payment of notes due from an officer and two directors of the Company due in 2007, (j) the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay the claims under the service contracts, (k) the inability of Butler to pay the claims previously insured by Reliance, (l) the termination of extended credit terms being provided by the Company's current insurance company,
(m) the inability of the Company to collect the "Loan Receivable" in the amount of $11,140,833 by the end of the Company's fiscal year, and (n) the outcome of the review currently being conducted by the staff of the Securities and Exchange Commission ("SEC") of the Company's financial statements and related disclosures. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected and there could be a materially adverse effect on the Company's business.

SEC REVIEW OF THE COMPANY'S FILINGS

In March of 2003, the Staff of the Division of Corporation Finance of the SEC selected certain of the Company's periodic reports for review, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2002, September 30, 2002 and December 31, 2002. The staff informed the Company that the purpose of the review is to assist the Company in its compliance with applicable disclosure requirements and to enhance the overall disclosure in the Company's reports.

In the course of its review, the staff requested clarification of some of the Company's disclosures and items in its financial statements and the Company agreed to amend certain of them on a going-forward basis.

As a result of these communications with the SEC staff, the Company amended certain of its disclosures as reflected in its Annual Report filed on Form 10K for the fiscal year ended March 31, 2003. The Company also restated its financial statements for prior periods to reflect certain changes in accounting policy. The cumulative effect of the change to prior periods was a net benefit of $1,721,184 to retained earnings.

The Company is still in discussions with the SEC staff on two remaining complex issues regarding the Company's accounting treatment of the obligations of Butler Financial Solutions, L.L.C. ("Butler") to pay claims under the service contracts administered by the Company and the recognition of revenue from the administration of service contracts.

If Warrantech is required to change its accounting policies as a result of certain of the issues raised by the SEC staff, such changes could result in an adverse change in the presentation of its past financial results and a corresponding positive change in future results. As a result of the comments from the SEC staff, the Audit Committee of the Company's Board of Directors has retained a separate independent accounting firm to review the accounting and disclosure issues raised by the SEC staff in its comment letters and report to the Committee on its conclusions. The Company will respond to the staff's latest comment letter after the Audit Committee receives the final report of this accounting firm. Since the accounting issues raised in the comment letters from the SEC staff are still under review, the resolution of those issues and their effect on the Company's financial statements is not known at this time.

RESULTS OF OPERATIONS

                                 GROSS REVENUES

                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                               -------------------------------     ----------------------------
                                                  2003              2002              2003             2002
                                               ------------     --------------     ------------    -------------
Automotive segment                             $29,739,829        $28,567,189      $58,023,231      $52,578,238
Consumer Products segment                       10,364,652          8,933,123       20,344,271       17,432,574
International segment                            2,649,533          1,321,018        4,561,380        2,513,815
Other                                             (409,176)          (113,039)        (500,603)        (166,152)
                                               ------------     --------------     ------------    -------------
     Total gross revenues                      $42,344,838        $38,708,291      $82,428,279      $72,358,475
                                               ============     ==============     ============    =============

Gross revenues for the three month period ended September 30, 2003 increased $3,636,547, or 9%, over the same period in 2002. Gross revenues for the six month period ended September 30, 2003 increased $10,069,804 or 14%, over the same period in 2002. The Automotive and International segments reported increased gross revenues of 4% and 101% respectively, in the three month period ended September 30, 2003 over 2002 and 10% and 81% respectively, in the six month period. The Automotive segment increase in gross revenues was due to higher sales prices offsetting slightly lower volumes. The International segment experienced higher sales volumes in both Puerto Rico and in South America. The Consumer Products segment reported a 16% increase in gross revenues during the three month and six month periods ended September 30, 2003 compared to the same periods in 2002, as sales increased from its top customers and the Consumer Products segment added new business.

                         NET EARNED ADMINISTRATIVE FEES

                                               FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                              -----------------------------     -----------------------------
                                                 2003            2002               2003             2002
                                              -----------    --------------     -------------    -------------
Automotive segment                            $3,589,071        $5,549,271        $6,900,538     $10,558,403
Consumer Products segment                      4,143,072         3,741,217         8,026,927        7,103,063
International segment                          1,881,660           760,817         2,962,087        1,477,090
Other                                            (26,225)         (113,038)          153,383         (166,153)
                                              -----------    --------------     -------------    -------------
        Total net earned administrative fee   $9,587,578        $9,938,267       $18,042,935      $18,972,403
                                              ===========    ==============     =============    =============


Net earned administrative fees are gross revenues less directs costs, the combined sum of net premiums, commissions and sales allowances plus or minus deferred revenue. For the first six months of fiscal 2004, net earned administrative fees were $18,042,935, compared to $18,972,403 for the corresponding period last year. The reduction in net earned administrative fee for the three months and first six months ended September 30, 2003, was due primarily to lower margins and higher amounts of net deferred revenue recognized last year. During the three month period ended September 30, 2003, net deferred revenue was $631,129 compared to $896,598 in the same period for 2002. For the six months ended September 30, 2003, net deferred revenue was $1,014,490 compared to $1,512,913 in the same period in the prior year.

The Automotive segment's net earned administrative fee was $3,589,071 during the second quarter of 2004, a reduction of $1,960,200 from the $5,549,271 net earned administrative fee in the same quarter 2003. For the first six months of fiscal 2004, Automotive segment net earned administrative fee was $6,900,538 compared to $10,558,403 during the same period in 2003. Although the Automotive segment had an increase in its gross revenue, its net earned administrative fee decreased due to lower margins due to product mix and lower net deferred revenues recognized this period.

The net earned administrative fee for the Consumer Products segment was $4,143,072 in the second quarter of fiscal 2004, compared to $3,741,217 for the same quarter in the previous year. For the six-month period of fiscal 2004, net earned administrative fees for the Consumer Products segment were $8,026,927 compared to $7,103,063 in the same 2003 period. The increase was due to higher volumes from existing clients and new business.

Net earned administrative fee for the International segment increased to $1,881,660 in the second quarter 2004, from $760,817 for the same quarter in the prior year. For the first six months of fiscal 2004, International net earned administrative fees were $2,962,087, up from $1,477,090 in the same period last year. The increase in the International's net earned administrative fee was the result of increased volumes from existing clients, new business in South America and increased market penetration in Puerto Rico.

                                      SG&A

                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                ------------------------------     ----------------------------
                                                   2003             2002              2003             2002
                                                -----------     --------------     ------------    -------------
Service, selling and general                    $8,024,878         $7,894,879      $15,530,728      $15,097,222
administrative


Service, selling and general and administrative ("SG&A") for the quarter ended September 30, 2003 increased $129,999, or 2%, compared to the same quarter in the prior year. For the six month period, SG&A increased $433,506 compared to the prior year six month period. Legal expenses decreased $573,110 and $756,575 for the three month and six month periods ended September 30, 2003, respectively, compared to the same periods in 2002, primarily because of the decrease in litigation expenses related to several lawsuits that were settled during fiscal period 2003. Employee costs were higher at $4,751,413 during the three month period ended September 30, 2003, compared to $4,521,704 in the three month period ended September 30, 2002, primarily due to annual salary increases. For the six months ended September 30, 2003 employee costs were $9,295,906 compared to $8,901,988 for the same period in the prior year, also due to annual salary increases. Rent expense increased from $328,976 for the three month period ended September 30, 2002 to $520,256 for the three month period ended September 30, 2003 and from $755,998 to $1,123,778 for the six month period ended September 30, 2003, reflecting the Company's move to its new corporate headquarters in Bedford, Texas. Telephone expenses were reduced 26%, or $220,863, to $612,574 as compared to $833,437 in the six month period ended
September 30, 2002, due to lower negotiated telephone usage rates and the elimination of data transmission lines after the Company consolidated operations into one building.

                             PROVISION FOR BAD DEBTS

                                                  FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                 -----------------------------     ----------------------------
                                                    2003            2002               2003            2002
                                                 -----------    --------------     -------------    ------------
Provision for Bad Debts                            $165,000                 -          $260,000               -

The Company began increasing its provision for bad debts during fiscal year 2003, as it anticipated the uncollectability of certain receivables from its Consumer Products segment.

                          DEPRECIATION AND AMORTIZATION

                                                  FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                 -----------------------------     ----------------------------
                                                    2003            2002               2003             2002
                                                 -----------    --------------     -------------    -------------
   Depreciation and amortization                   $892,283        $1,021,535        $1,820,973       $2,044,654


Depreciation and amortization expenses were reduced by $129,252, or 13%, during three month period ended September 30, 2003 compared to the same period for 2002 and $223,681 or 11% during the six month period ended September 30, 2003 compared to the same period for 2002. This decrease is the result of the Company's assets maturing and the continued reduction of capital expenditures for the past few years.

                                  OTHER INCOME

                                       FOR THE THREE MONTHS ENDED            FOR THE YEARS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                      ------------------------------     ----------------------------
                                         2003             2002              2003            2002
                                      -----------     --------------     ------------    ------------
Interest and dividend income            $560,618           $284,626         $810,001
                                                                                            $460,455
Interest expense                        (148,358)           (37,636)        (280,556)        (87,539)

Gain (loss) on sale of assets              2,999             (9,605)           2,976         (57,459)
Credit card usage rebate                  74,991            100,455          204,168         247,349
Miscellaneous income                     115,608              1,288          156,137           3,703
                                      -----------     --------------     ------------    ------------
      Total other income                $605,858           $336,552         $892,726        $566,509
                                      ===========     ==============     ============    ============


Other income for three and six months ended September 30, 2003 increased compared to the three and six months ended September 30, 2002. Higher interest income, primarily from the Butler notes and loans receivable was partially offset by higher interest expense incurred from the Company's extended payment terms for its insurance premium payable. Miscellaneous income was higher, resulting from sub lease rental income from the Company's former building location.

                               INCOME TAX EXPENSE

                                                  FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                 -----------------------------     ----------------------------
                                                    2003            2002               2003            2002
                                                 -----------    --------------     -------------    ------------
Income taxes expense                              $329,259         $467,880          $327,259        $794,151



Income taxes expense decreased $466,892 for the six month period ended September 30, 2003 compared to the period ended September 30, 2002, primarily due to a reduction in income before taxes and a lower effective tax rate From its International segment.

LIQUIDITY AND FINANCIAL RESOURCES

During the six months ended September 30, 2003, the Company had a net decrease in cash and cash equivalents of $2,610,483, which was primarily used in financing activities to fund the Bulter loan and notes receivable. Working capital was a negative $2.0 million at September 30, 2003, compared to a negative $0.8 million at September 30, 2002, primarily due to an increase in the loan to Butler. The Company believes that internally generated funds, collection of the RWC loan obligations from Butler and the $3 million line of credit from Great American Insurance Company, will be sufficient to finance its current operations for at least the next twelve months. In addition, the Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the six months ended September 30, 2003 amounted to $427,073 compared to $69,873 during the six months ended September 30, 2002.

SIGNIFICANT EVENTS

On September 19, 2003, the Company announced that the Board of Directors had received a proposal by its founder -- Mr. Joel San Antonio -- of taking the company private. The Board of Directors has appointed a special committee of independent directors to evaluate Mr. San Antonio's proposal and all other alternatives which are in the best interest of the Company's shareholders. Mr. San Antonio's proposal involves cashing out all minority shareholders at a price of $1.65 per share by means of a reverse stock split. The proposal is subject to securing financing and does not address other details concerning the Company's capitalization. The special committee will consult with independent financial advisors and counsel in the course of its review. Any transaction considered by the Company will be subject, among other things, to the determination of the fairness of the price, full Board of Director approval and, if applicable, obtaining suitable financing. There can be no assurance that a transaction will occur, and, if any transaction occurs, what the exact structure or terms of such transaction would be. The members of the special committee consist of Gordon Paris and Lawrence Richenstein.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flow generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of its carrying value or fair value and charging current operations for any measured impairment. At September 30, 2003 and 2002, the Company found no impairment to its property and equipment or its other identifiable intangibles.

INCOME TAXES

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2003, the Company had deferred tax assets of $2,751,675, net of a valuation allowance of $189,772. For further discussion, see Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

Principal amounts by expected maturity as of September 30, 2003 of marketable securities are as follows:

                                   Expected Maturity Date as of September 30,
                          ------------------------------------------------------------
                             2004       2005      2006      2007   2008   Thereafter   Total Cost  Fair Value
                             ----       ----      ----      ----   ----   ----------   ----------  ----------
Available for sale
securities                 $1,877,933  $441,427   $119,980       -      -           -    $2,439,340 $2,439,340
       Interest rate            4.36%     4.82%      4.87%       -      -           -




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

       Warrantech has filed a counterclaim against Lloyd's arising out of the same set of facts that underlie the original litigation. Warrantech alleges fraud, unfair claim settlement practices and bad faith and is seeking damages of approximately $46,000,000. Warrantech is also asking that any damage award be trebled as permitted under applicable Texas law.

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

Item 4.       Submission of Matters to Vote of Security Holders

(a) On September 8, 2003, the Annual Meeting of the Stockholders of the Company was held in Bedford, Texas for the purpose of electing a Board of Directors and voting on the proposal described below. There were no solicitations in the opposition to management's nominees for director as listed in the proxy statement.

         (c) Each of the directors nominated by the Board (which number constitutes the entire Board of the Company) and listed in proxy statement was elected with the votes as follows:

                  NOMINEES                  VOTES FOR             VOTES WITHHELD
                  --------                  ---------             --------------

              Joel San Antonio              14,942,478                    88,599
              William Tweed                 14,943,018                    88,059
              Jeff J. White                 14,943,363                    87,714
              Lawrence Richenstein          14,942,918                    88,159
              Gordon A. Paris               14,943,263                    87,814
              Ronald Glime                  14,894,053                   137,024
              Richard Rodriguez             14,942,918                    88,159

              An amendment to the Company's 1998 Employee Incentive Stock Option Plan ("the Plan"), increasing the maximum aggregate number of shares of Common Stock which may be issued upon the exercise of options granted under the Plan from 1,641,987 to 2,641,987 shares, was approved with the following vote: 8,961,781 shares for; 533,701 shares against.

Item 5.       Other Information

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

                     4(a) Amendment No. 3, dated September 8, 2003, to the 1998 Employee Incentive Stock Option Plan of the Company, as amended and restated.

                     4(b) Amendment No. 3, dated October 7, 2003, to the Warrantech 401K plan.

                     10(a) Employment Agreement dated July 9, 2003, between Warrantech Corporation and Christopher L. Ford.

                     10(b) Employment Agreement dated July 1, 2003 between Warrantech Corporation and Joel San Antonio.

                     31.1   Certification of Chief Executive Officer pursuant to
                            Section 302 of Sarbanes-Oxley Act.

                     31.2   Certification of Chief Financial Officer pursuant to
                            Section 302 of Sarbanes-Oxley Act.

                     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of Sarbanes-Oxley Act.

                     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of Sarbanes-Oxley Act.

              (b)     Reports on Form 8-K

                      Current Report on Form 8-K, dated August 11, 2003, reporting, under Item 9, the Company's financial results for the quarter ended June 30, 2003.

                      Current Report on Form 8-K, dated September 19, 2003, reporting, under Item 5, Other Events', reported that the Board of Directors received a proposal by its founder -- Mr. Joel San Antonio -- for taking the company private and has appointed a special committee to evaluate the proposal and all other alternatives which are in the best interest of the shareholders.

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




                      WARRANTECH CORPORATION
                      --------------------------------------------------------
                        (Registrant)



                      /s/ Richard F. Gavino
                      --------------------------------------------------------
                       Richard F. Gavino - Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Chief Financial Officer and Duly Authorized Officer)


Dated: November 7, 2003