Form 10-Q
period 2003-12-31
WARRANTECH CORP
filed 2004-02-12
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


(Mark One)
[X]
                                    FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2003

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
[ ]                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from              to
                                        ------------    -------------

         Commission File Number  0-13084
                                 -------

                             WARRANTECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                         13-3178732
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


2200 Highway 121, Suite 100, Bedford, TX                         76021
-----------------------------------------               ------------------------
(Address of principal executive offices)                      (Zip Code)

   Registrant's telephone number, including area code   (800) 544-9510
                                                        --------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__     No ____

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at January 31, 2004
---------------------------------------          -------------------------------
Common stock, par value $.007 per share                 15,371,381 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X


                                                                        Page No.
                         PART I - FINANCIAL INFORMATION                 --------


Item 1:  Financial Statements

    Condensed Consolidated Statements of Operations -
           For the Three and Nine Months Ended December 31, 2003
           and 2002 (Unaudited)................................................2

    Condensed Consolidated Balance Sheets at December 31, 2003
           (Unaudited) and March 31, 2003......................................3

    Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended December 31, 2003
           and 2002 (Unaudited)................................................5

    Notes to Condensed Consolidated Financial Statements.......................6

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .....................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..........18

Item 4.  Controls and Procedures..............................................18



                           PART II - OTHER INFORMATION


Item 1:  Legal Proceedings....................................................19

Item 2:  Changes in Securities................................................19

Item 3:  Defaults Upon Senior Securities......................................19

Item 4:  Submission of Matters to a Vote of Security Holders..................19

Item 5:  Other Information....................................................20

Item 6:  Exhibits and Reports on Form 8-K.....................................20

Signature ....................................................................21

PART I  - FINANCIAL INFORMATION


         Item 1: Financial Statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months Ended      For the Nine Months Ended
                                                               December 31,                   December 31,
                                                       -------------------------       -------------------------
                                                           2003          2002              2003          2002
                                                       -----------   -----------       -----------   -----------
Earned administrative fee (net of amortization of
deferred costs)                                        $ 8,737,105   $ 9,342,900       $26,780,041   $28,315,303
                                                       -----------   -----------       -----------   -----------
Costs and expenses
    Service, selling, and general and administrative     7,582,779     7,404,622        23,113,507    22,501,844
    Provision for bad debt expense                         165,000            --           425,000            --
    Depreciation and amortization                          718,893       835,427         2,539,866     2,880,081
                                                       -----------   -----------       -----------   -----------
Total costs and expenses                                 8,466,672     8,240,049        26,078,373    25,381,925
                                                       -----------   -----------       -----------   -----------

Income from operations                                     270,433     1,102,851           701,668     2,933,378
Other income                                               484,306       228,900         1,377,032       795,409
                                                       -----------   -----------       -----------   -----------

Income before provision for income taxes                   754,739     1,331,751         2,078,700     3,728,787
Provision for income taxes                                 301,113       307,424           628,372     1,101,574
                                                       -----------   -----------       -----------   -----------

Net income                                             $   453,626   $ 1,024,327       $ 1,450,328   $ 2,627,213
                                                       ===========   ===========       ===========   ===========

Earnings per share:
  Basic                                                $      0.03   $      0.07       $      0.09   $      0.17
                                                       ===========   ===========       ===========   ===========
  Diluted                                              $      0.03   $      0.07       $      0.09   $      0.17
                                                       ===========   ===========       ===========   ===========

Weighted average number of shares outstanding:
  Basic                                                 15,357,385    15,359,337        15,331,253    15,341,936
                                                       ===========   ===========       ===========   ===========
  Diluted                                               15,686,552    15,643,719        15,682,616    15,484,687
                                                       ===========   ===========       ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)
                                                           December 31,      March 31,
                                                               2003            2003
                                                           -----------     -----------
ASSETS

Current assets:
   Cash and cash equivalents                               $ 2,973,860     $ 5,478,095
   Investments in marketable securities                      1,657,912         843,980
   Accounts receivable, (net of allowances of
       $640,607 and $230,064, respectively)                 27,001,188      22,008,608
   Loan receivable - Butler Financial Solutions, Inc.       13,320,598       8,612,678
   Other receivables, net                                    6,773,077       5,299,887
   Deferred income taxes                                     1,872,574       2,098,171
   Employee receivables                                         58,834          73,833
   Prepaid expenses and other current assets                 1,257,298       1,218,392
                                                           -----------     -----------
      Total current assets                                  54,915,341      45,633,644
                                                           -----------     -----------

Property and equipment, net                                  6,272,229       8,296,313
                                                           -----------     -----------

Other assets:
   Excess of cost over fair value of assets acquired
       (net of accumulated amortization of $5,825,405)       1,637,290       1,637,290
   Deferred income taxes                                       650,704         800,406
   Deferred direct costs                                     5,312,889       9,972,309
   Investments in marketable securities                        710,820       1,355,263
   Restricted cash                                             825,000         825,000
   Split dollar life insurance policies                        877,126         877,126
   Notes receivable                                          7,387,250       5,411,653
   Other assets                                                 42,872          47,124
                                                           -----------     -----------
        Total other assets                                  17,443,951      20,926,171

                                                           -----------     -----------
             Total Assets                                  $78,631,521     $74,856,128
                                                           ===========     ===========




     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       (Unaudited)
                                                                       December 31,        March 31,
                                                                           2003              2003
                                                                       ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt and capital lease
       obligations                                                     $    707,587      $    802,070
     Insurance premiums payable                                          44,101,500        36,070,992
     Income taxes payable                                                   178,283            81,236
     Accounts and commissions payable                                     7,226,472         8,118,371
     Accrued expenses and other current liabilities                       4,991,711         3,534,106
                                                                       ------------      ------------
        Total current liabilities                                        57,205,553        48,606,775
                                                                       ------------      ------------

Deferred revenues                                                         8,816,766        15,065,547
Long-term debt and capital lease obligations                              1,122,976         1,218,670
Deferred rent payable                                                       365,689           417,720
                                                                       ------------      ------------
   Total liabilities                                                     67,510,984        65,308,712
                                                                       ------------      ------------

Commitments and contingencies                                                    --                --

Stockholders' equity:
    Preferred stock - $.0007 par value authorized - 15,000,000
      Shares
       issued  - none at December 31, 2003 and March 31, 2003                    --                --
    Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,558,988 shares at December 31, 2003 and
       16,530,324 shares at March 31, 2003                                  115,915           115,714
    Additional paid-in capital                                           23,779,669        23,760,809
    Loans to directors and officers                                     (10,676,516)      (10,462,094)
    Accumulated other comprehensive income (loss), net of taxes              34,070          (196,974)
    Retained earnings                                                     2,054,956           604,631
                                                                       ------------      ------------
                                                                         15,308,094        13,822,086
   Treasury stock - at cost, 1,187,607 shares at December 31, 2003
       and 1,249,690 shares at March 31, 2003                            (4,187,557)       (4,274,670)
                                                                       ------------      ------------
          Total Stockholders' Equity                                     11,120,537         9,547,416
                                                                       ------------      ------------

                                                                       ------------      ------------
             Total Liabilities and Stockholders' Equity                $ 78,631,521      $ 74,856,128
                                                                       ============      ============





     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For the Nine Months Ended
                                                                     December 31,
                                                             --------------------------
                                                                 2003           2002
                                                             -----------    -----------
Cash flows from operating activities:
  Net income                                                 $ 1,450,327    $ 2,627,213
                                                             -----------    -----------
  Adjustments to reconcile net income to net cash
     provided by operating                                     3,766,499     (2,565,078)
                                                             -----------    -----------
Net cash flows provided by operating activities                5,216,826         62,135
                                                             -----------    -----------

Cash flows from investing activities:
   Property and equipment purchased                             (201,046)    (2,179,395)
   Purchase of marketable securities                            (920,000)      (990,000)
   Proceeds from sales of marketable securities                  730,000        945,000
                                                             -----------    -----------
Net cash used in investing activities                           (391,046)    (2,224,395)
                                                             -----------    -----------

Cash flows from financing activities:
    Issuance of common stock                                      18,868          2,100
    Purchase treasury stock                                           --       (196,698)
    Increase in loans and notes receivable                    (6,683,517)      (791,953)
    Repayments, notes and capital leases                        (665,366)      (625,981)
                                                             -----------    -----------
Net cash used in financing activities                         (7,330,015)    (1,612,532)
                                                             -----------    -----------

Net decrease in cash and cash equivalents                     (2,504,235)    (3,774,792)

Cash and cash equivalents at beginning of period               5,478,095      7,033,448
                                                             -----------    -----------
Cash and cash equivalents at end of period                   $ 2,973,860    $ 3,258,656
                                                             -----------    -----------

Supplemental cash flow information:
Cash payments for:
   Interest                                                  $   497,816    $   161,501

   Income taxes                                              $   148,612    $(1,244,556)
                                                             -----------    -----------

Non-cash investing and financing activities:
    Property and equipment financed through capital leases   $   487,060    $   115,745
    Increase in loans to officers and directors              $  (214,422)   $  (228,045)
    Issuance of treasury stock                               $    87,113    $   197,202





     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

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

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by management and are unaudited. These interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three and nine months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

3. RESTATEMENT

The Company's financial statements for the three months and nine months ended December 31, 2002, have been restated to reflect a change in accounting treatment in calculating net earned administrative fees as more fully described in the Company's Annual Report on Form 10K for the year ended March 31, 2003. For certain contracts, the Company previously had deferred a portion of the revenue and would recognize such deferred revenue at the cancellation or end of the contract's term. The Company is now recognizing this revenue over the life of the contract's term.

       The effect of this restatement for the three months and nine months ended December 31, 2002 is as follows:

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        DECEMBER 31, 2002            DECEMBER 31, 2002
                                                  --------------------------------------------------------
                                                      AS                            AS
                                                  PREVIOUSLY                    PREVIOUSLY
                                                   REPORTED      AS RESTATED     REPORTED      AS RESTATED
                                                  --------------------------    --------------------------
Statement of operations:
Earned administrative fee (net of amortization
  of deferred costs)                              $ 9,339,050    $ 9,342,900    $28,303,751    $22,315,303
Income from operations                              1,099,001      1,102,851      2,921,826      2,933,378
Income before provision for income taxes            1,327,901      1,331,751      3,717,235      3,728,787
Provision for income taxes                            306,049        307,424      1,097,456      1,101,574
Net income                                        $ 1,021,852    $ 1,024,327    $ 2,619,779    $ 2,627,213

Earnings per share:
Basic                                                   $0.07          $0.07          $0.17          $0.17
                                                        =====          =====          =====          =====
Diluted                                                 $0.07          $0.07          $0.17          $0.17
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

For any shortfall between the claims obligations being paid and the special surcharge, Warrantech is assisting Butler by providing loans to Butler.
Warrantech Automotive made an initial $1 million loan to Butler and further loans through December 31, 2003 of $19,731,095.

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

Through  December 31, 2003,  Warrantech has loaned Butler  $20,731,095.  Of that amount, Reliance Warranty Corporation ("RWC") is obligated to pay Butler $13,320,598. On January 20, 2004, the Company collected the $13,320,598 from RWC, which is reflected as a "Loan Receivable" on the Consolidated Balance Sheet. The remaining amount representing the loans due from Butler of $7,410,497 at December 31, 2003, is classified as "Notes Receivable" on the Consolidated Balance Sheet (See Note 8).

The following table sets forth the carrying amounts and fair values of the Company's notes and other receivables at December 31, 2003.

                                     2004       2005       2006          2007       2008   THEREAFTER     TOTAL       FAIR VALUE
                                     ----       ----       ----          ----       ----   ----------     -----       ----------
Notes Receivable -
  Butler Equals 2% above prime             --    --      2,563,129    $ 4,847,368    --        --      $ 7,410,497    $ 7,410,497
Loan Receivable - Butler;
  Equals 2% above prime           $13,320,598    --             --             --    --        --      $13,320,598    $13,320,598

5. COMPREHENSIVE INCOME

         The components of comprehensive income are as follows:

                                              For the Three Months Ended     For the Nine Months Ended
                                                     December 31,                   December 31,
                                              --------------------------    --------------------------
                                                   2003          2002           2003           2002
                                              -----------    -----------    -----------    -----------
Net income                                    $   453,626    $ 1,024,327    $ 1,450,328    $ 2,627,213
Other Comprehensive Income, net of tax:
   Unrealized gains (losses) on investments       (11,262)         1,703        (14,704)        20,123
   Foreign currency translation adjustments       222,711        (39,535)       245,747        (46,641)
                                              -----------    -----------    -----------    -----------
Comprehensive Income                          $   665,075    $   986,495    $ 1,681,371    $ 2,600,695
                                              ===========    ===========    ===========    ===========

Comprehensive income per share                $      0.04    $      0.06    $      0.11    $      0.16
                                              ===========    ===========    ===========    ===========

The components of accumulated comprehensive income, net of related tax, for the periods ended December 31, 2003 and March 31, 2003, are as follows:

                                                    December 31,    March 31,
                                                        2003           2003
                                                    ------------    ---------
Unrealized gain on investments                       $   3,343      $  18,046
Accumulated translation adjustments                     30,727       (215,020)
                                                     ---------      ---------
Accumulated other comprehensive income               $  34,070      $(196,974)
                                                     =========      =========


6. EARNINGS PER SHARE

         The computations of earnings per share are as follows:

                                             For the Three Months Ended  For the Nine Months Ended
                                                     December 31,               December 31,
                                             -------------------------   -------------------------
                                                 2003          2002          2003          2002
                                             -----------   -----------   -----------   -----------
Numerator:
   Net income applicable to common stock     $   453,626   $ 1,024,327   $ 1,450,328   $ 2,627,213
                                             ===========   ===========   ===========   ===========
Denominator:
    Average outstanding shares used in the
      computation of per share earnings:
       Common Stock issued-Basic shares       15,357,385    15,359,337    15,331,253    15,341,936
       Stock Options (treasury method)           329,167       284,382       351,363       142,751
                                             -----------   -----------   -----------   -----------
       Diluted shares                         15,686,552    15,643,719    15,682,616    15,484,687
                                             ===========   ===========   ===========   ===========
Earnings Per Common Share:
   Basic                                     $      0.03   $      0.07   $      0.09   $      0.17
                                             ===========   ===========   ===========   ===========
   Diluted                                   $      0.03   $      0.07   $      0.09   $      0.17
                                             ===========   ===========   ===========   ===========

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

As the exercise price of all options granted under the plan was equal to or above the market price of the underlying common stock on the grant date, no stock-based employee compensation is recognized in net income. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the company's Stock Participation Plan, collectively called "options." For purposes of this pro-forma disclosure, the value of the options is estimated using the Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                            FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                   DECEMBER 31,                      DECEMBER 31,
                                        -----------------------------------------------------------------
                                             2003               2002            2003            2002
                                        ---------------    ---------------  --------------  -------------
Net income as reported                        $453,626         $1,024,327      $1,450,328     $2,627,213
Net income pro forma                          $426,311         $1,007,455      $1,387,096     $2,577,950
Shares - Basic                              15,357,385         15,359,337      15,331,253     15,341,936
Basic earnings per share as reported             $0.03              $0.07           $0.09          $0.17
Basic earnings per share pro forma               $0.03              $0.07           $0.09          $0.17


The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months and year ended December 31, 2003 and 2002, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

Presented below is a summary of the status of the stock options in the plan and the related transactions for the nine months ended December 31, 2003 and 2002.

                                                           2003                  2002
                                                 --------------------------------------------
                                                              WEIGHTED                WEIGHTED
                                                               AVERAGE                AVERAGE
                                                              EXERCISE                EXERCISE
                                                    SHARES      PRICE       SHARES     PRICE
                                                 --------------------------------------------
Options outstanding at beginning of the period     1,306,380    $1.10     1,416,283     $1.54
Granted                                              180,000     1.57       215,238      0.42
Canceled/Surrendered                                      --       --        (5,000)    (0.42)
Exercised                                                 --       --            --        --
Forfeited                                                 --       --            --        --
                                                 --------------------------------------------
Options outstanding at end of period               1,464,163    $1.93     1,581,521     $1.31
                                                 ============================================

                                                 --------------------------------------------
Options exercisable at end of period                 637,097    $1.34       610,111     $1.21
                                                 ============================================

The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, during the nine months ended December 31, 2003 and 2002 was is $0.54 and $0.48, respectively.

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

The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at December 31, 2003.

                                       STOCK OPTIONS                  STOCK OPTIONS
                                        OUTSTANDING                    EXERCISABLE
                               -----------------------------   ---------------------------
                                                  WEIGHTED                      WEIGHTED
                                                  AVERAGE                       AVERAGE
                                                  EXERCISE                      EXERCISE
RANGE OF EXERCISE PRICES           SHARES          PRICE          SHARES         PRICE
------------------------       --------------   ------------   ------------   ------------
$0.67 to $0.94                       792,642          $0.69        382,404          $0.66
$1.26 to $1.595                      700,231          $1.39        443,231          $1.33
$2.00                              4,650,000          $2.00      3,000,000          $2.00
$3.25 to $3.375                      101,290          $3.26        101,290          $3.26
                               --------------   ------------   ------------   ------------
Total at December 31, 2003         6,244,163          $1.79      3,926,925          $1.83
                               ==============   ============   ============   ============

On October 1, 2002, as part of an agreement between the Company and GAIC to provide extended credit terms, GAIC received options to purchase up to 1,650,000 shares of common stock at an exercise price of $2.00 per share (the "GAIC Options"). The GAIC options are exercisable between January 1, 2006 and December 31, 2006. In the event that Warrantech common stock price did not trade above $2 per share for ten consecutive trading days prior to January 1, 2004, the exercise price of the option was automatically reduced to $1 per share. Accordingly, the GAIC options were repriced to $1 per share on January 1, 2004. Based on the Emerging Issues Task Force ("EITF") pronouncement number 96-18, the repricing had no effect on the Company's Results of Operations. If GAIC exercises all of these options, it would own approximately 10.8% of the Company's outstanding shares.

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

                                                CONSUMER                        REPORTABLE
NINE MONTHS ENDED              AUTOMOTIVE       PRODUCTS       INTERNATIONAL     SEGMENTS          OTHER            TOTAL
DECEMBER 31, 2003            ------------     ------------     ------------    ------------     ------------     ------------
-----------------
Earned administrative fee
  (net)                      $  9,465,028     $ 13,008,780     $  4,030,928    $ 26,504,736     $    275,305     $ 26,780,041
Income (loss) from
  operations                    2,927,918        2,743,667        1,110,922       6,782,507       (6,080,840)         701,668
Pretax income (loss)           (1,780,190)       1,424,799        1,150,093         794,702         (166,330)         628,372
Net interest income
  (expense)                      (275,740)         (37,136)          11,130        (301,746)       1,146,239          844,493
Depreciation/amortization         286,556        1,043,553           62,168       1,392,277        1,147,589        2,539,866
Total assets                   44,919,002       21,458,946        4,740,008      71,117,956        7,513,565       78,631,521

DECEMBER 31, 2002
-----------------
Earned administrative fee
  (net)                      $ 14,661,922     $ 11,542,144     $  2,349,442    $ 28,553,508         (238,205)    $ 28,315,303
Income (loss) from
  operations                    8,726,480        1,512,693           75,092      10,314,265       (7,380,887)       2,933,378
Pretax income (loss)            3,357,804         (333,797)          69,565       3,093,572          635,215        3,728,787
Net interest income                    20           (8,818)           7,567          (1,231)         524,160          522,929
Depreciation/amortization         284,360        1,276,497           64,480       1,625,337        1,254,744        2,880,081
Total assets                   40,231,095       25,268,416        3,314,225      68,813,736        5,818,912       74,632,648

                                                CONSUMER                        REPORTABLE
QUARTER ENDED                  AUTOMOTIVE       PRODUCTS       INTERNATIONAL     SEGMENTS          OTHER            TOTAL
DECEMBER 31, 2003            ------------     ------------     ------------    ------------     ------------     ------------
-----------------
Earned administrative fee
  (net)                      $  2,564,490     $  4,981,853     $  1,068,840    $  8,615,183     $    121,922     $  8,737,105
Profit (loss) from
  operations                      471,704        1,714,119          148,199       2,334,022       (2,063,589)         270,433
Pretax income (loss)           (1,185,091)       1,236,006          187,589         238,503          516,235          754,739
Net interest income                 7,387            3,885            4,841          16,113          516,195          532,308
Depreciation/amortization          93,663          239,298           18,526         351,487          367,406          718,893

DECEMBER 31, 2002
-----------------
Earned administrative fee
  (net)                      $  4,103,519     $  4,439,082     $    872,352    $  9,414,953     ($    72,053)    $  9,342,900
Profit (loss) from
  operations                    2,075,684          992,244           55,025       3,122,953       (2,020,102)       1,102,851
Pretax income (loss)              638,425          432,918           53,820       1,125,163          206,588        1,331,751
Net interest income                11,050            4,879              726          16,655          207,320          223,975
Depreciation/amortization          89,623          399,608           21,721         510,952          324,475          835,427


9. SUBSEQUENT EVENT

On  January  16,  2004,  as  part  of the  Reliance  Insurance  Inc.  bankruptcy settlement, Reliance Warranty Company was acquired by Butler Financial Solutions, LLC. Also, as part of the settlement, Staples and Warrantech agreed to cancel Staples options to purchase 1,000,000 shares of Warrantech common stock. Subsequently, on January 20, 2004 Reliance Warranty Company paid Warrantech $13,910,622, which was due to Warrantech for claims paid by Warrantech through that date, on behalf of Reliance Warranty Company. The cash received by Warrantech was partially used to reduce its insurance premium payables and increase available working capital.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, (d) regulatory or legal changes affecting the Company's business, (e) loss of business from, or significant change in relationships with, any major customer, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, (g) the ability to secure necessary capital for general operating or expansion purposes, (h) the adverse outcome of litigation ,(i) the non-payment of notes due in 2007 from an officer and two directors of the Company, (j) the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay the claims under the service contracts, (k) the inability of Butler to pay the claims previously insured by Reliance, (l) the termination of extended credit terms being provided by the Company's current insurance company,
(n) the outcome of the review currently being conducted by the staff of the Securities and Exchange Commission ("SEC") of the Company's financial statements and related disclosures, and (m) the Company's ability to expand its core business and to increase its profit margin on its overall business.. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected and there could be a materially adverse effect on the Company's business.

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

In the course of its review, the staff requested clarification of some of the Company's disclosures and items in its financial statements and the Company agreed to amend certain of them on a going-forward basis. The Company also amended certain of its disclosures as reflected in its Annual Report filed on Form 10-K for the fiscal year ended March 31, 2003 and restated its financial statements for prior periods to reflect certain changes in accounting policy. The cumulative effect of the change to prior periods was a net benefit of $1,721,184 to retained earnings.

The Company is still in discussions with the SEC Staff on the complex issues regarding the Company's accounting treatment with respect to Butler Financial Solutions, LLC ("Butler"), claims obligations under the service contracts administered by the Company, consideration of consolidating Butler as a special purpose entity and the recognition of revenue from the administration of service contracts.

As a result of the comments from the SEC Staff, the Audit Committee of the Company's Board of Directors retained a separate independent accounting firm to review the accounting and disclosure issues raised by the SEC staff in its comment letters and report to the Committee on its conclusions. The Audit Committee received the report in December of 2003 ("the Special Accountant's Report"). The Special Accountant's Report proposed different accounting treatments than those utilized by the Company or raised by the SEC staff's comment letters. The Company's regular independent auditing firm has informed the Audit Committee that they concur with the accounting treatment used by the Company.

After receiving the Special Accountant's Report, the Audit Committee submitted a formal request to the SEC's Office of Chief Accountant for its views on the issues over which there is disagreement. Representatives of the Company met with the SEC staff to discuss the accounting issues, and the Audit Committee is awaiting the SEC staff's views on these issues.

If the Company determines that it should follow the accounting treatment recommended in the Special Accountant's Report, such changes could result in a materially adverse change in the presentation of the Company's past financial results, resulting in a restatement of prior period financial statements and also of current shareholders equity, and a corresponding positive change in future results. Since the accounting issues are still under review, the Company has not made a determination at this time whether any such changes will be required.

RESULTS OF OPERATIONS

                                 GROSS REVENUES

                                    FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                           DECEMBER 31,                        DECEMBER 31,
                                 -------------------------------     -------------------------------
                                      2003              2002              2003              2002
                                 -------------     -------------     -------------     -------------
Automotive segment               $  22,552,246     $  25,080,875     $  80,575,476     $  77,629,112
Consumer Products segment           12,082,939        10,785,133        32,427,210        28,217,706
International segment                2,103,230         1,592,983         6,664,611         4,106,799
Other                                 (210,157)          (72,052)         (710,761)         (238,203)
                                 -------------     -------------     -------------     -------------
     Total gross revenues        $  36,528,258     $  37,386,939     $ 118,956,536     $ 109,745,414
                                 =============     =============     =============     =============

Gross revenues for the three month period ended December 31, 2003 decreased $858,681, or 2%, over the same period in 2002. The Automotive segment reported a decrease in gross revenues of 10% in the three month period ended December 31, 2003 over 2002, due primarily from the loss of sales volume caused by weakness in its core dealer business. Although gross revenues in Puerto Rico were down due to the severance of the Company's relationship with an automotive insurance carrier, the International segment experienced higher sales volumes in South America, resulting in a $510,247 or 32% increase in the three month period ended December 31, 2003. The Consumer Products segment also reported a 12% increase in gross revenues during the three month period ended December 31, 2003, as sales increased from its top customers and new customers.

Gross revenues for the nine month period ended December 31, 2003 increased $9,211,122, or 8%, over the same period in 2002. The Automotive segment reported a $2,946,364, or 4%, increase in gross revenue due to higher unit volumes in both its reinsurance business and from direct marketers. For the nine month period ended December 31, 2003, the International segment reported a $2,557,812, or 62%, increase in revenues as the Company increased its customers' market share. The Consumer Products segment also reported a 15% increase in gross revenues during the nine month period ended December 31, 2003, as sales increased from its top customers.

                         NET EARNED ADMINISTRATIVE FEES

                              FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                     DECEMBER 31,                      DECEMBER 31,
                             ------------    ------------     ------------    ------------
                                 2003            2002              2003            2002
                             ------------    ------------     ------------    ------------
Automotive segment           $  2,564,490    $  4,103,519     $  9,465,028    $ 14,661,922
Consumer Products segment       4,981,853       4,439,082       13,008,780      11,542,144
International segment           1,068,840         872,352        4,030,928       2,349,442
Other                             121,922         (72,053)         275,305        (238,205)
                             ------------    ------------     ------------    ------------
   Total net earned
     administrative fee      $  8,737,105    $  9,342,900     $ 26,780,041    $ 28,315,303
                             ============    ============     ============    ============

Net earned administrative fees are gross revenues less directs costs, the combined sum of net premiums, commissions and sales allowances plus or minus deferred revenue. Net earned administrative fees for the three months ended December 31, 2003 were $8,737,105 compared to $9,742,900 for the same period in the prior year. For the first nine months of fiscal 2004, net earned administrative fees were $26,780,041 compared to $28,315,303 for the corresponding period last year. The reduction in net earned administrative fee for the three months and nine months ended December 31, 2003 was due primarily to lower sales volumes in the Automotive segment and higher amounts of net deferred revenue recognized last year. During the three month period ended December 31, 2003, net deferred revenue was $404,238 compared to $985,033 in the same period for 2002. For the nine months ended December 31, 2003, net deferred revenue was $1,418,728 compared to $2,497,946 in the same period in the prior year.

The Automotive segment's net earned administrative fee was $2,564,490 during the third quarter of 2004, a reduction of $1,539,029 from the $4,103,519 net earned administrative fee in the same quarter 2003. This resulted from a sales weakness in its core business, lower margins due to product mix and lower net deferred revenue recognized during the period. net deferred revenue for the third quarter 2004 was $315,383 compared to $821,665 in 2003. For the first nine months of fiscal 2004, Automotive segment net earned administrative fee was $9,465,028 compared to $14,661,922 during the same period in 2003. This was the result of lower volume resulting from sales weakness from its core business, lower margins due to product mix and lower net deferred revenues recognized this period. For the nine month ended December 31, 2003, net deferred revenue was $840,209 compared to $2,440,110 for the same period in the prior year.

The net earned administrative fee for the Consumer Products segment was $4,981,853 in the third quarter of fiscal 2004, compared to $4,439,082 for the same quarter in the previous year. For the nine-month period of fiscal 2004, net earned administrative fees for the Consumer Products segment were $13,008,780 compared to $11,542,144 in the same 2003 period. The increase was due to higher volumes from existing clients.

Net earned administrative fee for the International segment increased to $1,068,840 in the third quarter 2004 from $872,352 for the same quarter in the prior year. Although sales were down in Puerto Rico due to the Company's severance of its relationship with an automotive insurance carrier, increased volumes from existing clients in South America more than offset this loss. For the first nine months of fiscal 2004, the International segment net earned administrative fees were $4,030,928, up from $2,349,422 in the same period last year. The increase in the International segment net earned administrative fee was the result of increased volumes from new and existing clients and increased market penetration in Puerto Rico during the first nine months of the fiscal year.

                                      SG&A

                                FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                        DECEMBER 31,                  DECEMBER 31,
                                --------------------------    --------------------------
                                    2003           2002           2003           2002
                                -----------    -----------    -----------    -----------
Service, selling and general
  administrative                $ 7,582,779    $ 7,404,622    $23,113,507    $22,501,844
                                ===========    ===========    ===========    ===========


Service, selling and general and administrative ("SG&A") for the quarter ended December 31, 2003 increased $178,157, or 2%, compared to the same quarter in the prior year. Employee costs were higher at $4,348,042 during the three month period ended December 31, 2003, compared to $4,299,213 in the three month period ended December 31, 2002, primarily due to higher health benefit costs. Rent expense also increased from $328,055 for the three month period ended December 31, 2002 to $527,998 for the three month period ended December 31, 2003, reflecting the Company's move to its new corporate headquarters in Bedford, Texas and resulting in an overlap of leases.

For the nine month period, SG&A increased $611,663, or 3%, compared to the prior year nine month period. Employee costs were slightly higher at $13,643,948 compared to $13,201,200 for the same period in the prior year, due to higher health benefit costs and annual salary increases. Rent expense was up $567,734 as a result of the overlap in leases for the new corporate facility. However, lower legal and telephone expenses offset some of these increases. Legal expense was down
$884,419 due to the settlement of several lawsuits during fiscal period 2003. Telephone expenses were reduced 21%, or $248,498, to $1,180,464 as compared to $931,966 in the nine month period ended December 31, 2003, due to lower negotiated telephone usage rates and the elimination of data transmission lines after the Company consolidated operations into one building.


                             PROVISION FOR BAD DEBTS

                           FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                   DECEMBER 31,               DECEMBER 31,
                           --------------------------  -------------------------
                                  2003      2002            2003      2002
                                --------    ----          --------    ----
Provision for Bad Debts         $165,000      --          $425,000      --
                                ========    ====          ========    ====

The Company increased its allowance for bad debts during fiscal year 2003 as it anticipated the uncollectability of certain receivables from its Consumer Products segment.

                          DEPRECIATION AND AMORTIZATION

                                 FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                         DECEMBER 31,                DECEMBER 31,
                                 ------------------------    ------------------------
                                     2003          2002          2003         2002
                                 ----------    ----------    ----------    ----------
Depreciation and amortization    $  718,893    $  835,427    $2,539,866    $2,880,081
                                 ==========    ==========    ==========    ==========

Depreciation and amortization expenses were reduced by $116,534, or 14%, during three month period ended December 31, 2003 compared to the same period for 2002 and $340,215, or 12%, during the nine month period ended December 31, 2003 compared to the same period for 2002. This decrease is the result of the Company's assets maturing and the continued reduction of capital expenditures for the past few years.

                                  OTHER INCOME

                                 FOR THE THREE MONTHS ENDED          FOR THE YEARS ENDED
                                         DECEMBER 31,                     DECEMBER 31,
                                 ---------------------------     ---------------------------
                                    2003             2002            2003            2002
                                 -----------     -----------     -----------     -----------
Interest and dividend income     $   532,308     $   223,975     $ 1,342,309     $   684,430
Interest expense                    (217,261)        (73,962)       (497,816)       (161,501)
Gain (loss) on sale of assets             --              --           2,976         (57,459)
Credit card usage rebate             120,000          72,000         337,177         319,348
Miscellaneous income                  49,259           6,887         192,386          10,591
                                 -----------     -----------     -----------     -----------
      Total other income         $   484,306     $   228,900     $ 1,377,032     $   795,409
                                 ===========     ===========     ===========     ===========

Other income for three and nine months ended December 31, 2003 increased compared to the three and nine months ended December 31, 2002. Higher interest income, primarily from the Butler notes and loans receivable was partially offset by higher interest expense incurred from the Company's extended payment terms for its insurance premium payable. Miscellaneous income was higher, as a result of sublease of the Company's former location which will cease after March 2004. Both interest expense and interest income should be lower in the fourth quarter and the following year as a result of Butler paying down the $12.2 million Other Receivable and the Company not extending credit on its insurance premiums.

                               INCOME TAX EXPENSE

                          FOR THE THREE MONTHS ENDED  FOR THE NINE MONTHS ENDED
                                  DECEMBER 31,               DECEMBER 31,
                          ------------------------    ------------------------
                             2003          2002          2003          2002
                          ----------    ----------    ----------    ----------
Income taxes expense      $  301,113    $  307,424    $  628,372    $1,101,574
                          ==========    ==========    ==========    ==========

Income taxes expense decreased $473,202 for the nine month period ended December 31, 2003 compared to the period ended December 31, 2002, primarily due to a reduction in income before taxes and a lower effective tax rate from its International segment.

LIQUIDITY AND FINANCIAL RESOURCES

During the nine months ended December 31, 2003, the Company had a net increase in cash flows from operating activities of $5,216,826, which was primarily used in financing activities to fund the Bulter loan and notes receivable. During the nine months ended December 31, 2003, the Company used $391,046 in investing activities compared to the use of $2,224,395 in the prior year. This decrease results primarily from the purchase of property and equipment in the prior year, which was related to the move by the Company into its new Headquarters facility.

Working capital was a negative $2.3 million at December 31, 2003, unchanged from the negative $2.3 million at December 31, 2002. The Company believes that internally generated funds, the collection on January 20, 2004 of $13,910,622 from RWC and the $3 million line of credit from Great American Insurance Company, will be sufficient to finance its current operations for at least the next twelve months. In addition, the Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the nine months ended December 31, 2003 amounted to $487,060 compared to $115,745 during the nine months ended December 31, 2002.

Effective April 1, 2003, the Company entered into an office lease in Puerto Rico for 3,433 square feet This lease, which expires March 31, 2005, provides for annual rent of $61,794. Effective November 26, 2003, the Company amended its Bedford Texas office lease to expand its leased space from 56,696 square feet to 67,811 square feet. This lease, which expires in February 2013, provides for annual rent of $1.2 million.

On December 18, 2003 the Company obtained a $200,000 irrevocable standby letter of credit from Bank One for the benefit of its merchant credit card processor. This letter of credit, issued for one year, automatically renews annually.

OUTLOOK

The Company continues to improve customer service and technology utilizing its web-based platform, which provides real-time capabilities that meet the needs of dealers, service providers and consumers. It is designed to reduce paperwork and the time and costs of administering warranties for dealers and service providers, while providing a better experience and faster service for their customers. New modules for the application include Service Contract Submission, Dealer Sales Analysis and Express Claims Processing The Service Contract Submission module is designed for smaller dealers that typically do not generate high volumes. It allows them to enter contract sales and registration data in "real time" to Warrantech via the Internet. This module is an appropriate complement to Warrantech's existing electronic data acquisition modules for medium and large-sized dealers.

Dealer Sales Analysis allows retailers to graphically display service contract sales history by store location and/or product class, charting categories such as retail sales dollars, margin dollars and unit counts. The information supporting any graphical display can also be downloaded for further in-house analysis. The Express Claims Processing feature allows service centers to submit their repair invoices to Warrantech in two ways. Claims can be keyed into the site individually or a file of claims can be uploaded, depending upon volumes on any given day. Significant enhancements to the existing Express Service and External Servicer Interface modules were also made. Service centers can electronically request Warrantech to assist in locating a customer's contract, modify an existing contract or increase an existing repair authorization.

The Company's Consumer Products segment expects a slight increase in net earned administrative fees, as a result of additional store openings by several of its largest customers. To address the weakness in the Automotive segment, the Company recently announced several new warranty programs which it anticipates will help to reverse a recent downward trend in sales volumes. After increasing sales volumes during the past year, primarily as a result of its new reinsurance program, the Automotive segment sales volumes experienced an unexpected decline in the prior quarter that is anticipated to continue through the end of the fiscal year.

The International Segment continues to improve its sales volume in South America, which is anticipated to offset the loss of automotive volumes in Puerto Rico. The International segment expects to introduce a new automotive warranty program in Puerto Rico during the first half of next fiscal year.

SIGNIFICANT EVENTS

On September 19, 2003, the Company announced that the Board of Directors had received a proposal by its founder, Mr. Joel San Antonio, to take the Company private. Mr. San Antonio's proposal involved cashing out all minority shareholders at a price of $1.65 per share by means of a reverse stock split. The proposal was subject to securing financing and did not address other details concerning the Company's capitalization.

On December 15, 2003, the Company announced that Mr. San Antonio, had withdrawn his proposal. Mr. San Antonio, in explaining the reason for withdrawing the proposal, advised the Board of Directors that he believed that the Company should focus its efforts on resolving the outstanding accounting issues and improving the Company's business and operations in order to achieve greater value for its shareholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the Company's Consolidated Financial Statements set forth in the "Item 8. - Financial Statements and Supplementary Data," in the Company's Annual Report on Form 10-K for the year ended March 31, 2003, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following lists some of the Company's critical accounting policies affected by judgments, assumptions and estimates.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flow generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of their carrying values or fair values and charging current operations for any measured impairment. At December 31, 2003 and 2002, the Company found no impairment to its property and equipment or its other identifiable intangibles.

INCOME TAXES

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2003, the Company had deferred tax assets of $2,523,278, net of a valuation allowance of $174,452. For further discussion, see Note 12 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2003, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

Principal amounts by expected maturity as of December 31, 2003 of marketable securities are as follows:

                                        Expected Maturity Date as of December 31,
                             ---------------------------------------------------------------
                                2004        2005       2006      2007     2008    Thereafter   Total Cost   Fair Value
                                ----        ----       ----      ----     ----    ----------   ----------   ----------
Available for sale
  securities                 $1,635,000   $520,000   $170,000      --       --        --       $2,325,000   $2,325,000
       Interest rate              3.14%      3.75%      2.63%      --       --        --


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

INTERNAL CONTROLS

To meet their responsibility for financial reporting, the CEO and CFO have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the Company's independent accountants to support their audit work. In addition, the Company's Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters. This Audit Committee and the independent accountants have free access to each other, with or without management being present.

THERE WERE NO SIGNIFICANT CHANGES IN THE COMPANY'S INTERNAL CONTROLS OR IN
OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF THE CEO'S AND CFO'S MOST RECENT EVALUATION.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

LLOYD'S UNDERWRITERS

Certain Underwriters at Lloyd's, London and Other Reinsurers Subscribing to Reinsurance Agreements F96/2992/00 and No. F97/2992/00 v. Warrantech Corporation, Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., and Joel San Antonio, District Court of Tarrant County, Texas, 17th Judicial District.

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

The award supports the assertions of Houston General with respect to the validity of the claims that it paid. Warrantech was not involved in the selection of these re-insurers, has no contractual relationship with them, and has had no reporting or other obligation to them. Despite these facts, the Lloyd's syndicates now seek to recover some portion of the arbitration award from the Warrantech entities on two theories of liability. The first is that, at the time certain claims were presented to Houston General for payment, the Warrantech entities either fraudulently or negligently represented to Houston General that such claims were valid. The second is that the Warrantech entities intentionally failed to comply with their legal obligations to cooperate with the parties during the discovery process for the arbitration. The complaint seeks ordinary, punitive and exemplary damages although no specific amount is requested. On January 6, 2004, the plaintiff filed an amended complaint that adds Joel San Antonio, Chairman and Chief Executive Officer of Warrantech Corporation, as a party defendant in his individual capacity.

Warrantech has filed a counterclaim against Lloyd's arising out of the same set of facts that underlie the original litigation. Warrantech alleges fraud, unfair claim settlement practices and bad faith and is seeking damages of approximately $46 million. Warrantech is also asking that treble damages for $138 million be awarded as permitted under applicable Texas law.

The parties are presently engaged in extensive document discovery and the taking of depositions.

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

                  31.1     Certification of Chief Executive  Officer pursuant to
                           Section 302 of Sarbanes-Oxley Act.

                  31.2     Certification of Chief Financial  Officer pursuant to
                           Section 302 of Sarbanes-Oxley Act.


                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of Sarbanes-Oxley Act.


                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of Sarbanes-Oxley Act.


         (b)      Reports on Form 8-K

                  1. Current Report on Form 8-K, dated November 6, 2003, reporting, under Item 9, `Regulation FD Disclosure,' the Company's financial results for the quarter ended September 30, 2003.

                  2. Current Report on Form 8-K, dated December 15, 2003, reporting, under Item 5, `Other Events and FD Disclosure,' that Mr. Joel San Antonio, had withdrawn his proposal to take the Company private.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WARRANTECH CORPORATION
                                           (Registrant)


                                           /s/ Richard F. Gavino
                                           -----------------------------------
                                           Richard F. Gavino - Executive
                                           Vice President, Chief Financial
                                           Officer, Chief Accounting Officer
                                           and Treasurer (Chief Financial
                                           Officer and Duly Authorized Officer)


Dated: February 12, 2004