Form 10-K/A
period 2003-03-31
WARRANTECH CORP
filed 2004-07-06
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2003

                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                for the transition period from _______ to _______

                           Commission File No. 0-13084

                             WARRANTECH CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           13-3178732
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization

   2200 Highway 121, Suite 100 Bedford, Texas                  76021
   ------------------------------------------                ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A |X|.

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

                                   EXPLANATION

Set forth in this Form 10-K/A Amendment No. 1 are amendments relating to Item 1 of Part I, Items 6, 7 and 8 of Part II and Item 15 of Part IV of the Annual Report of Warrantech Corporation on Form 10-K for the fiscal year ended March 31, 2003. The amendments are in response to comments made by the Securities and Exchange Commission in the course of the Commission's review of the information provided in the registrant's Form 10-K. In connection with these amendments, the registrant is also amending the Exhibit Index in Item 15(a)(3) to include the certifications required by 18 U.S.C., Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                        PAGE NO.
                                                                                                        --------

                                     PART I
Item 1.    Business..............................................................................            1
                General..........................................................................            1
                Sales and Marketing..............................................................            5
                Significant Customers............................................................            5
                Competition......................................................................            6
                Insurance Coverage...............................................................            6
                Contract Obligors................................................................            7
                Federal and State Regulation.....................................................            8
                Intellectual Property............................................................            8
                Employees........................................................................            9

                                     PART II

Item 6.    Selected Financial Data...............................................................            10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of ...........
           Operations............................................................................            11
               SEC Review of Company Filing .....................................................            11
               General...........................................................................            12
               Insurer in Liquidation............................................................            13
               Butler ...........................................................................            14
               Results of Operations.............................................................            15
               Agreements........................................................................            18
               Liquidity and Capital Resources...................................................            20
               Loans to Directors................................................................            21
               Outlook...........................................................................            22
               Critical Accounting Policies......................................................            24
Item 8.    Financial Statements and Supplementary Data...........................................            25

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................            56

Signatures      .................................................................................            60
Certifications of the CEO and CFO................................................................           62-64
Index to Consolidated Financial Statements.......................................................            24
Financial Statement Schedules....................................................................            25

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

       In 2003, 2002 and 2001 the Automotive segment received $9.7 million, $9.8 million and $7.5 million, respectively in gross revenues from one significant customer/agent, which accounted for 14%, 14% and 11% of the Automotive segment's total gross revenues, respectively. Additionally, in 2003, 2002 and 2001 the
Automotive segment received $13.6 million, $0 million and $0 million, respectively in gross revenues from a second significant customer/agent, which accounted for 13%, 0% and 0% of the Automotive segment's total gross revenues, respectively.

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

     In 2003, 2002 and 2001 the Consumer Products segment received $3.4 million, $3.4 million and $3.9 million, respectively, in gross revenues from a significant customer which accounted for 10%, 9% and 7% of the segment's gross revenues, respectively. Additionally, in 2003, 2002 and 2001 the Consumer
Products segment received from a second customer gross revenues of $13.6 million, $13.9 million and $11.6 million, respectively, which accounted for 40%, 39% and 20% of the Consumer Products segment's total gross revenues, respectively. Finally, in 2003, 2002 and 2001 the Consumer Products segment received from a third customer, gross revenues of $7.5 million, $7.6 million and
7.6 million, respectively, which accounted for 22%, 21% and 13% of the Consumer Products segment's total gross revenues, respectively. The Company has extended its contracts with its three significant customers through 2005 and 2006. In 2003, 2002 and 2001 gross revenues from Staples were $0, $0 and $15.6 million, respectively, which accounted for 0%, 0% and 27% of the Consumer Products segments total gross revenues, respectively. Because Warrantech could not reach an agreement with Staples to extend its agreement on terms which would not erode the profitability of the program, the program expired on February 26, 2001.

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

     In 2003, 2002 and 2001 the International segment received $1.6 million, $0.4 million and $1.1 million, respectively, in gross revenues from a significant customer which accounted for 10%, 9% and 7% of the segment's gross revenues, respectively. Additionally, in 2003, 2002 and 2001 the International segment received from a second customer gross revenues of $0.4 million, $0.1 million and $1.8 million, respectively, which accounted for 40%, 39% and 20% of the International segment's total gross revenues, respectively. Finally, in 2003, 2002 and 2001 the International segment received from a third customer, gross revenues of $0.7 million, $0.1 million and 0.0 million, respectively, which accounted for 22%, 21% and 13% of the International segment's total gross revenues, respectively.

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

Significant Customers

     During the fiscal year ended March 31, 2003, the Company did not have any customers which accounted for more than 10% of the Company's consolidated gross revenues. In 2003, 2002, and 2001 gross revenues from a significant customer were $13.6 million, $13.9 million and $11.6 million, respectively, which accounted for 9%, 12% and 9% of the Company's total gross revenues, respectively. In 2003, 2002 and 2001 gross revenues from another customer were $0 million, $0 million and $15.6 million, respectively, which accounted for 0%, 0% and 12% of the Company's total gross revenues, respectively. Because Warrantech could not reach an agreement with this customer to extend its agreement on terms which would not erode the profitability of the program, the program expired on February 26, 2001.

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

     Funding to cover the uninsured claims from Reliance-insured service agreements will be provided by a special surcharge payable on certain vehicle service contracts administered by the Company and which were sold after November 19, 2001 by dealer/agents through which the Reliance-insured service contracts were sold. Butler will use these funds to pay the claims which would have been paid by Reliance.

Insurance Coverage

     Liability for performance under the terms of service contracts and limited warranties administered by Warrantech is assumed by an insurance company in return for agreed upon premiums. This coverage provides the Company with indemnification against loss resulting from service contract claims and also protects the consumers by ensuring that their claims will be paid.

     Currently, GAIC primarily insures Warrantech Automotive's VSC programs. The Company also has an agreement with Heritage which is reinsured by one of North America's largest reinsurance companies on reinsurance programs offered to large automobile dealerships. Previously, a portion of the Warrantech VSC programs were insured by either Reliance, the New Hampshire Insurance Company or other American International Group, Inc. ("AIG") member companies (see "Item 7. - Management's Discussion and Analysis - Insurer in Liquidation" below).

     GAIC also insures service contracts issued by Warrantech Consumer Products after February 12, 2000. Insurance for service contracts issued between August 1, 1997 and February 12, 2000 is provided by CIGNA Insurance Company.

     The current insurance protection is provided by highly rated independent insurance companies. As noted above, in the United States and Canada, providers include GAIC which is rated A (Excellent) and Heritage and reinsurance is provided by one of the largest reinsurance companies in North America, which is an A rated carrier. Other programs have been or are currently insured by New Hampshire Insurance Company, other AIG member companies and Tokio Marine & Fire Insurance Company each of which is rated A++ (Superior) and CIGNA Insurance Company owned by (ACE) which is rated A (Excellent). Internationally, insurance protection is provided by Cruz del Sur in Chile, La Positiva in Peru, and Universal Insurance Company in Puerto Rico, which is rated A - (Excellent). All ratings for the United States, Canada and Puerto Rico are made by A.M. Best Company.

     For each service contract or limited warranty sold, a contractually fixed amount is remitted by the retailer/dealer to Warrantech and the premium portion is passed on to the insurance company. The amount is based upon the insurance company's actuarial analysis of claims data collected and maintained for each type of coverage and contract term. Neither the customer nor the Company is obligated to the insurer if claims under a policy exceed the premiums remitted for it.

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

Contract Obligors

     There is, under each service contract, a party which is ultimately responsible as obligor, for the payment for repairs if the insurance company is unable to. At times, in the past, the Company and its dealers were the obligor under some of the agreements. Since April 1, 2000, Butler, a company unrelated to Warrantech, but included in the Company's financial results for financial reporting purposes only, serves as the obligor under all service contracts administered by the Company, in exchange for a fee payable by the dealers ("Butler obligor contracts").

     Butler also has agreed to assume certain obligations under the service contracts insured by Reliance in which the Company and its obligors were formerly the obligor. In all circumstances, regardless of which entity is the named obligor, the obligations under the service contracts are insured by an A-rated licensed insurance company. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects the consumers by ensuring their claims will be paid. If the insurer honors its obligations, it will pay all claims and neither the Company nor Butler will have any responsibility under the Company's service contracts. If, the insurer fails to make a payment for the repair, the named obligor will be responsible for the payment.

     Some of the service contracts under which Butler, the retailer/dealer or the Company were the named obligor were insured by Reliance. As a result of the claims made under its policies subsequent to September 11, 2001, Reliance was liquidated which eliminated insurance coverage under those Reliance-insured contracts. As the named obligor under some of the service contracts previously insured by Reliance, Warrantech Automotive was the obligor, as well as the administrator. Prior to its liquidation, Reliance covered the cost of the repairs under the agreements it insured. Because of Reliance's liquidation, insurance coverage for the Company's obligations under those service contracts ceased to exist. As the obligor, Warrantech Automotive would ultimately be responsible for paying for the repairs under those service contracts

     For financial reporting purposes only, for the reasons stated in Footnote 3 of the Financial Statements annexed to this Report, the Company has adopted a policy to treat the Butler obligor contracts as if they were contracts in which Warrantech was the legal obligor. As a result, the Company recognizes revenues under such contracts pursuant to FASB Technical Bulletin 90-1. The Company also includes, as its own liabilities, liabilities of Butler relating to such contracts. Additionally, because the Company is treating the Butler obligor contracts as Warrantech obligor contracts for financial purposes, the Company excludes from its financial statements the transactions between Warrantech and Butler. Adopting these policies for accounting reporting purposes does not alter the legal obligations under the applicable agreements in which the Company is not responsible for, and has not assumed, the obligations of Butler. Butler remains legally obligated under such agreements and the service contracts in which it is the named obligor.

     Butler is not deemed a "consolidated subsidiary" of the Company, as that term is used in this Report, including, but not limited to, the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are annexed to this Report. Butler's income, expenses, assets and liabilities have not been consolidated with those of the Company. Butler is an independent entity owned by parties unrelated to the Company and, except for the transactions between Butler and Warrantech as described in this Report, Warrantech does not have knowledge of, or control over, Butler's affairs or financial reporting. Warrantech also has no knowledge of, nor has it established or evaluated, Butler's internal controls or disclosure controls or procedures. Any reference to "consolidated subsidiary," internal controls or disclosure controls and procedures in this Report, including, but not limited to, the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are annexed to this Report, do not pertain to Butler.

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

                                     PART II

ITEM 6.       SELECTED FINANCIAL DATA

     The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes as of and for the years ended March 31, 2003, 2002 and 2001. The Selected Financial Data for fiscal 2003, 2002, 2001 and 2000 have been restated. See Item 7. - Management's Discussion and Analysis and Note 3 to the notes to the consolidated financial statements.

                                                                          FOR THE YEARS ENDED MARCH 31,
                                              ------------------------------------------------------------------------------------
                                                2003                 2002             2001               2000             1999
                                              RESTATED             RESTATED         RESTATED           RESTATED
                                              -------------     -------------     -------------     -------------    -------------
Gross Revenues                                $ 146,754,611     $ 118,137,862     $ 130,504,455     $ 160,340,480    $ 148,868,791
Net (increase) decrease in deferred
revenues                                        (48,517,264)      (23,379,415)      (32,982,493)       17,826,321      (30,640,470)
Net revenues                                  $  98,237,347     $  94,758,447     $  97,521,962     $ 178,166,801    $ 118,228,321
                                              =============     =============     =============     =============    =============
Profit (loss) from operations                 $   1,079,235     ($ 25,785,314)    ($ 18,924,065)    ($  7,545,959)   ($ 12,232,124)
                                              =============     =============     =============     =============    =============
Net income (loss)                             $   1,466,894     ($ 16,513,704)    ($ 11,908,073)    ($  5,368,872)   ($  7,639,725)
                                              =============     =============     =============     =============    =============
    Basic earnings (loss) per common share    $        0.10     ($       1.08)    ($       0.78)    ($       0.35)   ($       0.51)
                                              =============     =============     =============     =============    =============
    Diluted earnings (loss) per common
      share                                   $        0.10     ($       1.08)    ($       0.78)    ($       0.35)   ($       0.51)
                                              =============     =============     =============     =============    =============
    Cash dividend declared                             None              None              None              None             None
                                              -------------     -------------     -------------     -------------    -------------
Total assets                                  $ 260,245,878     $ 209,631,605     $ 163,454,040     $ 149,153,101    $ 186,910,270
                                              =============     =============     =============     =============    =============

Long-term debt and capital lease
obligations                                   $   1,218,670     $     957,159     $   1,209,853     $   1,668,478    $   2,420,967
                                              =============     =============     =============     =============    =============

Common stockholders' equity (deficit)         ($ 25,471,901)    ($ 26,460,501)    ($  9,715,827)    $   2,519,870    $  10,400,002
                                              =============     =============     =============     =============    =============

                     WARRANTECH CORPORATION AND SUBSIDIARIES

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS  OF  OPERATIONS   CAUTIONARY   STATEMENT  REGARDING  RISKS  AND
         UNCERTAINTIES THAT MAY AFFECT FUTURE RESULTS

      Except for the historical information contained herein, the matters discussed below or elsewhere in this Annual Report on Form 10-K/A may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management, including, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. When used in this Annual Report on Form 10-K/A, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services, (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel, (c) changes in the terms or availability of insurance coverage for the Company's programs, (d) regulatory or legal changes affecting the Company's business, (e) loss of business from, or significant change in relationships with, any major customer, (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally, (g) the ability to secure necessary capital for general operating or expansion purposes,(h) the adverse outcomes of litigation,(i) the non-payment of notes due from an officer and two directors of the Company in 2007, (j) the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay the claims under the service contracts and (k) the termination of extended credit terms being provided by the Company's current insurance company. Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows or the Company's financial condition may vary materially from those anticipated, estimated or expected and there could be a materially adverse effect on the Company's business.

SEC REVIEW OF THE COMPANY'S FILINGS

      In March of 2003, the staff of the Division of Corporation Finance of the Securities and Exchange Commission selected the Company's periodic reports for review. The reports reviewed were the Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2002, September 30, 2002 and December 31, 2002. The SEC Staff informed the Company that the purpose of the review was to assist the Company in its compliance with applicable disclosure requirements and to enhance the overall disclosure in the Company's reports. In the course of its review, the SEC Staff requested clarification of certain of the Company's disclosures and items in its financial statements. Additionally, as a result of discussions with the SEC's Division of Corporation, the Company requested guidance from the SEC's Office of Chief Accountant concerning, among other things, the appropriate revenue recognition policy which should be applied by the Company with respect to the Butler obligor contracts. After considering the guidance received from the SEC Staff, the Company is restating its financial statements for the fiscal years ending on March 31, 2001, 2002 and 2003 in order to change the method of recognizing revenue from service contracts in which Butler is the named obligor and to give effect to certain transactions which relate to such service contracts. These changes are reflected in Footnote 3 to the Financial Statements in this Report and in the following respects.

            o The Company has recognized revenues from contracts in which Butler was the obligor on a straight-line basis over the life of the service contracts.

            o The Company has set up a loss reserve for the estimated cost of all claims under service contracts previously insured by Reliance.

            o The Company has eliminated any contractual obligations recorded with Butler.

            o Additionally, the Company now presents line items for Gross Revenue, Direct Costs and Gross Profit in its financial statements. Previously, the Company had only recognized revenue on a net basis.

      The Company, with the concurrence of its outside auditors, had previously accounted for the Butler-related transactions based upon the legal obligations of the parties and the regulatory requirements which applied to the transactions. The changes which the Company has adopted are solely for financial reporting purposes. Butler will remain responsible for the same obligations under the service contracts which existed prior to the change in financial presentation. The obligations of Butler under all service contracts sold after July 25, 2000 were, and continue to be, assumed by an A-rated insurance carrier which is a subsidiary of a New York Stock Exchange Company with over $19 billion in assets. Butler also remains the licensed entity which is recognized as the obligor under the service contracts regulated by the insurance departments in all the states in which Butler does business.

      These accounting changes do not have an impact on Warrantech's cash flows or its cash balances which the Company believes drives its business. The deferral of revenues from prior periods resulted in a significant current negative net worth and a corresponding increase in deferred income on the Balance Sheet. However, the revenue recognition accounting change will also have a positive effect on the results for future periods.

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

      The service contracts, extended warranties and replacement contracts generally have terms ranging from three (3) to one hundred twenty (120) months. Since the Company acts solely as a third party administrator on behalf of the dealer/clients and insurance companies, the actual repairs and/or replacements required under the agreements are performed by independent third party authorized repair facilities or dealers. There is, under each service contract, a party who is ultimately responsible, as obligor, for the payment of amounts necessary to pay for repairs, if the insurance company is unable to. Under most of the service contracts administered by the Company, either the retailer/dealer ("dealer obligor contracts") or Butler ("Butler obligor contracts") is the named obligor. The Company is the named obligor for service contracts ("administrator obligor contracts") only where required by the local jurisdiction in which the service contracts are sold. Although Butler is an independently owned company, for financial reporting purposes, for the reasons stated in Footnote 3 of the Financial Statements annexed to this Report, the Company has adopted a policy to treat the Butler obligor contracts as if they were contracts in which Warrantech was the legal obligor. This accounting treatment does not affect Butler's or the Company's legal obligations and Butler remains the legal obligor under the service contracts in which it is the named obligor.

INSURER IN LIQUIDATION

      During the second fiscal quarter of 2002, the Pennsylvania Insurance Commissioner informed the Company that Reliance, which previously insured service contracts administered by the Company, would be liquidated and cease making payments on claims. The Pennsylvania Insurance Commissioner determined that Reliance was not likely to be able to satisfy all of the claims that would be submitted to it due to the circumstances arising out of the September 11, 2001 terrorist attacks on the World Trade Center. Reliance underwrote approximately 48% of the service contracts that were sold by Warrantech Automotive during the approximately one and one-half years ending in November 2001. Approximately 52% of the automotive service contracts sold by Warrantech Automotive during that period are not affected by the Reliance liquidation. Service contracts sold before and after that period are not affected because they are underwritten by other insurance companies.

      Warrantech Automotive was the named obligor, as well as the administrator, under some of the vehicle service contracts insured by Reliance. As the obligor, Warrantech Automotive would ultimately be responsible for paying for the repairs under such contracts. Additionally, for financial reporting purposes only, Warrantech is treated as the obligor under the service contracts in which Butler is the named obligor. While Warrantech is not obligated to pay claims under such service contracts, it has treated the claims obligations under the Butler obligor contracts, including the service contracts which were insured by Reliance, as obligations of the Company for financial reporting purposes only. Prior to Reliance's liquidation, Reliance covered the cost of the repairs under the insurance policies it provided. Because of Reliance's liquidation, insurance coverage for the Company's obligations under those service contracts ceased to exist. However, a non-insurance affiliate of Reliance, Reliance Warranty Company
(RWC), which was not placed in liquidation, held premiums totaling approximately $15,892,635 relating to a portion of the service contracts in which Butler, the retailer/dealers and Warrantech Automotive were the named obligors.

      To mitigate its claims liability expense resulting from Reliance's liquidation, the Company is attempting to ascertain if any recovery is available from the Pennsylvania Insurance Department Insurance Funds and/or any other state guaranty funds or if any Federal subsidies to the insurance industry in general or Reliance specifically, will be made available as a result of the terrorist attacks to pay vehicle service contract claims. If such subsidies are available, it could take years before recovery, if any, is obtained.

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

BUTLER

      Since April 1, 2000, Butler, a company unrelated to Warrantech, but included in the Company's financial results for the reasons stated in Footnote 3 of the financial statements annexed to this report, serves as the obligor under all service contracts administered by the Company, in exchange for a fee payable by the dealers. ("Butler obligor contacts"). Butler also has agreed to assume certain obligations under the service contracts insured by Reliance, in which the Company and its obligors were formerly the obligors.

      In all circumstances, regardless of which entity is the named obligor, the obligations under the service contracts are insured by an A-rated licensed insurance company. The insurance policy indemnifies the dealer/clients against losses resulting from service contract claims and protects consumers by ensuring their claims will be paid. If the insurer honors its obligations, it will pay all claims and neither the Company nor Butler will have any responsibility under the Company's service contracts. If, however, the insurer fails to make a payment for a repair, the named obligor will be responsible for the payment

      Some of the service contracts under which Butler, the retailer/dealer or the Company were the named obligor were insured by Reliance. As a result of the claims made under its policies subsequent to September 11, 2001, Reliance was liquidated which eliminated insurance coverage under those Reliance-insured contracts. As the named obligor under some of the service contracts previously insured by Reliance, Warrantech Automotive was the obligor, as well as the administrator. Prior to its liquidation, Reliance covered the cost of the repairs under the agreements it insured. Because of Reliance's liquidation, insurance coverage for the Company's obligations under those service contracts ceased to exist. As the obligor, Warrantech Automotive would ultimately be responsible for paying for the repairs under those service contracts.

      Funding to cover the uninsured claims from Reliance-insured service agreements will be provided by a special surcharge payable on certain vehicle service contracts administered by the Company and which were sold after November 19, 2001 by dealer/agents through which the Reliance-insured service contracts were sold. Butler will use these funds to pay the claims which would have been paid by Reliance. The Company received $15,892,635 from Reliance Warranty Company ("RWC") during the fourth quarter of fiscal 2004 as part of a settlement for claims paid by the Company on behalf of RWC. As a result of the expected settlement, Butler recorded a claims liability expense for $19,591,713 during fiscal 2002, net of the $15,892,635 receivable from RWC.

RESULTS OF OPERATIONS

      The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto included in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report.

                                 GROSS REVENUES

                                       FOR THE YEARS ENDED MARCH 31,
                           ---------------------------------------------------
                               2003               2002              2001
                             RESTATED           RESTATED          RESTATED
                           --------------    ---------------   ---------------
      Gross revenues        $146,754,611       $118,137,862      $130,504,455
                           ==============    ===============   ===============

      Gross revenues for the year ended March 31, 2003 increased $28,616,749 or 24% over 2002. The Automotive and International segments reported increased gross revenues of 38%, and 19% respectively, in the year ended March 31, 2003 over 2002, while the Consumer Products segment reported a slight 6% decrease in gross revenues during the same period. Gross revenues for the year ended March 31, 2002 decreased $12,366,593 or 9% from the year ended March 31, 2001. The Automotive segment reported increased gross revenues of 14%, in the year ended March 31, 2002 compared to 2001, while the Consumer Products and International segments reported decreased gross revenues of 38% and 6%, respectively. The loss of the contract with a customer which represented 10% of the Company's consolidated gross revenues and 27% of the Consumer Products segment gross revenues during fiscal year 2001, had an adverse impact on both the Company and its Consumer Products segment during the years ended March 31, 2002 and 2001.

                                  DIRECT COSTS

                                    FOR THE YEARS ENDED MARCH 31,
                            ----------------------------------------------
                                2003            2002             2001
                            -------------   -------------    -------------
Direct costs                 $62,549,340     $67,023,904      $70,615,386
                            =============   =============    =============

      Direct costs are those costs directly related to the production and acquisition of service contracts. These costs consist primarily of insurance premiums and commission expenses. Direct costs for the fiscal year ended March 31, 2003 were $62,549,340 as compared with $67,023,904 for the fiscal year ended March 31, 2003, a decrease of 7%. Direct costs as a percent of net revenues decreased from 71% in 2002 to 64%. This favorable change is attributable to the increase in the Automotive segment which has a higher gross margin and a decrease in the Consumer Products segment which has a lower gross margin. Direct costs for the fiscal year ended March 31, 2002 decreased $3,519,482 (5%) from $70,615,386 for the fiscal year ended March 31, 2003. These reduced costs are directly related to the reduced revenues in 2002 as compared to 2001. As a percent of net revenues, direct costs remained constant. Direct costs for the fiscal year ended March 31, 2002 were $67,023,904 as compared with $70,615,386 for the fiscal year ended March 31, 2003.

                           CLAIMS EXPENSE - RELIANCE

                                      FOR THE YEARS ENDED MARCH 31,
                              ----------------------------------------------
                                  2003            2002             2001
                              -------------   -------------    -------------
Claims expense - Reliance                -     $19,591,713                -
                              =============   =============    =============

Because of the Reliance liquidation, insurance coverage for certain of the Company's obligations under service contracts insured by Reliance was no longer available. Although Butler is the legal obligor, the Company, in accordance with SEC guidance recorded a $19,591,713 estimated claims liability for current and future claims related to the Reliance insurance obligations, net of the $15,892,632 receivable from RWC. The Company received $15,892,635 from RWC during the fourth quarter of fiscal 2004 as part of a settlement for claims paid by the Company on behalf of RWC.

                          LOSS ON ABANDONMENT OF ASSETS

      Effective September 30, 2000, the Company ceased operations in the United Kingdom as a result of the unprofitably of the operations and recorded a loss. The loss on abandonment of assets was $1,029,731 for the fiscal year ended March 31, 2001.

                                      SG&A

                                         FOR THE YEARS ENDED MARCH 31,
                                 ----------------------------------------------
                                     2003            2002             2001
                                   RESTATED        RESTATED         RESTATED
                                 -------------   --------------   -------------
Legal settlement                            -       ($824,332)               -
Service, selling and general
administrative                    $30,573,275      $30,272,034     $38,368,728
                                 =============   ==============   =============

      Service, selling and general and administrative expenses ("SG&A") for 2003 increased $301,241 or 4% compared to 2002, which did not include an $824,332 legal settlement the Company received in 2002. Legal expenses increased $1,656,377 for the year ended March 31, 2003 compared to 2002, primarily due to litigation expenses related to several lawsuits that were settled during fiscal year 2003 which were offset by lower employee costs and telephone costs during 2003. Reflecting the Company's continued cost containment measures, employee costs were down $780,565, or 4%, from $18,280,522 in the year ended March 31, 2002 to $17,499,957, while telephone expenses were reduced 39% or $951,446 from $2,418,892 in the year ended March 31, 2002 as compared to $1,467,446 in the year ended March 31, 2003. Rent expense increased from $1,415,104 for the year ended March 31, 2002 to $1,862,654 for the year ended March 31, 2003, reflecting the Company's move to its new corporate headquarters in Bedford, Texas.

      SG&A expenses for 2002, excluding the legal settlement, were reduced by $8,096,694, or 21%, compared to 2001. The decrease reflected the Company's improved call center technologies, cost containment measures and the closing of its United Kingdom operations. Total employee and payroll related expenses were down $3,767,040, or 17%, from $22,266,688 for the fiscal year ended March 31, 2001 to $18,280,522 for the fiscal year ended March 31, 2002. Additionally, the decrease in SG&A expenses reflected the reimbursement by AIG of $824,332 in August 2001 for legal fees associated with its lawsuit against the Company. Outside services, including consulting and legal fees were down $3,631,641 or 56% from $6,479,205 in the fiscal year ended March 31, 2001 to $2,847,564 in the fiscal year ended March 31, 2002, primarily due to the settlement with AIG and a reduction in computer system development. Rent expense for the fiscal year ended March 31, 2002 decreased $1,013,725 from the prior year, primarily as result of the Company's relocation of its headquarters to Texas and to a lesser degree, the closing of its United Kingdom offices.

                          DEPRECIATION AND AMORTIZATION

                                   FOR THE YEARS ENDED MARCH 31,
                        ---------------------------------------------------
                             2003              2002               2001
                        --------------   ---------------    ---------------
   Depreciation and
     amortization          $3,885,054        $4,480,442         $6,417,115
                        ==============   ===============    ===============


      Depreciation and amortization expenses were reduced by $595,388, or 13%, during 2003 compared to 2002. The decrease in depreciation and amortization is the result of the Company's assets maturing and continued reduction of capital expenditures for the past few years. Depreciation and amortization expenses were reduced by $1,936,673, or 30%, during 2002 compared to 2001. The decrease was partially the result of the early adoption of SFAS 142, which allowed the Company to elect not to amortize its remaining goodwill and the maturing of the Company's net property and equipment. Amortization of $919,466 in goodwill was charged to operations in 2001 with no amortization in subsequent periods. Additionally, depreciation was lower in during 2002 versus 2001, as a result of the Company closing its United Kingdom operations.


                                  OTHER INCOME

                                                          FOR THE YEARS ENDED MARCH 31,
                                             ----------------------------------------------------------
                                                  2003                2002                  2001
                                                RESTATED            RESTATED              RESTATED
                                             --------------- -- ------------------ -- -----------------
Interest and dividend income                      $647,372              $855,877           $1,292,335
Interest expense                                  (275,185)             (217,072)            (234,102)
Gain (loss) on sale of assets                      (70,463)              (45,018)             (23,258)
Credit card usage rebate                           453,760               147,735                   --
Miscellaneous income (expense)                      18,790               115,944              (12,463)
                                             --------------- -- ------------------ -- -----------------
    Total other income (expense)                  $774,274              $857,466           $1,022,512
                                             =============== == ================== == =================

      Other income for 2003 decreased $83,192, or 10%, compared to 2002, primarily due to a decrease in interest and dividend income and an increase in interest expense, which was offset by an increase in the amount of rebates the Company received from a credit card company. Other income decreased $165,045, or 16%, during 2002, primarily as a result of lower interest and dividend income as the Company decreased its amount of investments in marketable securities during 2002 from 2001.


                               INCOME TAX EXPENSE

                                FOR THE YEARS ENDED MARCH 31,
                      -----------------------------------------------------
                             2003              2002              2001
                           RESTATED          RESTATED           RESTATED
                      -----------------------------------------------------
Income taxes
  expense (benefit)       $386,616         ($8,414,144)       ($5,993,480)
                      =====================================================


      The net deferred tax asset as of March 31, 2003, 2002 and 2001 contained a benefit of $205,470, $594,599 and $280,625, respectively, related to foreign losses. Management expects to realize a portion of this tax benefit, which has an indefinite carry-forward period, against future foreign income. Management has reserved the amount of this benefit, which it presently believes is not more likely than not to be realized.

                              COMPREHENSIVE INCOME

                                                          FOR THE YEARS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                   2003              2002                2001
                                                 RESTATED          RESTATED            RESTATED
                                               -------------    ----------------    ---------------
Net income (loss)                                $1,466,894       ($16,513,704)        (11,908,073)
Other Comprehensive Income (loss), net of tax
   Unrealized gain (loss) on investments             13,713             (8,936)             30,001
   Foreign currency translation adjustments       (158,659)            (11,143)             82,182
                                               -------------    ----------------    ---------------
Comprehensive income (loss)                      $1,321,948       ($16,533,783)        (11,795,890)
                                               =============    ================    ===============

Comprehensive income (loss) per share:                $0.09             ($1.08)            ($0.77)
                                               =============    ================    ===============


      Losses from foreign currency translation adjustments for the year ended March 31, 2003 increased $147,516 compared to 2002 primarily due to increased to Peru and Chile foreign currency translation losses. Losses from foreign currency translation adjustments for the year ended March 31, 2002 were $ 11,143 as compared to a gain of $82,182 in 2001 primarily due to increased Peru and Chile foreign currency translation losses.

AGREEMENTS

      The Company entered into agreements with Butler and GAIC to arrange for the coverage of claims filed under the service contracts previously insured by Reliance. Under these agreements, Butler agreed to assume all the obligations to pay the claims under the service contracts which were covered by the premiums being held by RWC. The Company executed an agreement with GAIC that provides the Company with extended payment terms and a $3 million line of credit ("GAIC Agreement"). All of the Company's obligations to GAIC pursuant to the GAIC Agreement are secured by all of the Company's accounts receivable. Further, GAIC received options to purchase up to 1,650,000 shares of Warrantech's common stock at an exercise price of $2.00 per share subject to certain adjustments. In the event that GAIC exercises all of these options, it would own approximately 10.8% of the Company's outstanding shares.

      Under an agreement between Butler and RWC that was concluded in the fourth quarter of 2004, $15,892,635 of funds held by RWC were remitted to the Company in repayment of the money which the Company had advanced to pay claims on certain service contracts that had been insured by Reliance and its affiliates. The $15,892,635 is reflected as "Receivable from Reliance" on the consolidated balance sheet at March 31, 2003 and 2002. The Company agreed, as a condition of RWC remitting the $15,892,635, to guarantee certain indemnification obligations of Butler under its agreement with Reliance.

      The following table sets forth the carrying amounts and fair values of the Company's notes receivable and other receivables at March 31, 2003.

                                                          EXPECTED MATURITY DATE
                                 ------------------------------------------------------------------------
                                     2004         2005      2006         2007         2008     THEREAFTER   TOTAL     FAIR VALUE
                                 -------------------------------------------------------------------------------------------------
Receivable from RWC              $15,892,635       --        --           --           --           --  $15,892,635  $15,892,635
Other receivable - 0%  interest    5,299,887       --        --           --           --           --    5,299,887    5,299,887


      The following table sets forth the carrying amounts and fair values of the Company's notes receivable at March 31, 2002.

                                                          EXPECTED MATURITY DATE
                                 ------------------------------------------------------------------------
                                     2003         2004         2005      2006        2007      THEREAFTER  TOTAL      FAIR VALUE
                                 -------------------------------------------------------------------------------------------------
Note receivable - other         $   137,683           --        --        --           --           --  $   137,683  $   137,683
 Receivable from RWC                     --   15,892,635        --        --           --           --   15,892,635   15,892,635
Other receivable - 0% interest    2,149,667           --        --        --           --           --    2,149,667    2,149,667

      Funding for the claims loss liability is provided by a special surcharge payable on certain vehicle service contracts administered by the Company and sold after November 21, 2001. The surcharge is paid by agents through whom the Reliance-insured service contracts were sold. The Company will use these funds to pay the claims previously insured by Reliance.

      During the years ended March 31, 2003 and 2002, the Company paid $10,959,364 and $5,770,999, respectively, in claims related to Reliance obligations. Remaining amounts are expected to be paid out at March 31, 2003 are set forth in the following table.

                                                            EXPECTED PAYMENT DATE
                                 -----------------------------------------------------------------------------
                                      2004         2005         2006             2007        2008    THEREAFTER      TOTAL
                                 ---------------------------------------------------------------------------------------------
Claims loss liability            $ 9,262,407  $ 5,608,893  $ 3,882,685           --          --     $    --      $18,753,985


LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2003, total cash and short-term investments totaled $7,266,510, a decrease of $1,387,420 or 16% from $8,653,930 at March 31, 2002.
During the fiscal year ended March 31, 2003, the Company's operations provided $1,248,341 of net cash compared to cash from operations of $4,838,329 for the fiscal year ended March 31, 2002. The change in net cash from operations is from the cash used to pay Reliance claims net of the surcharges received from dealers in the current period. The favorable changes in its working capital from a negative $14,704,405 at March 31, 2002 to a negative $4,011,145 at March 31, 2003 resulted primarily from a $15.9 million current receivable from Reliance that had been classified as an other asset at March 31, 2002. During fiscal year 2003, the Company increased its other accounts receivables by $3.6 million resulting from extended terms on a portion of its new automotive business. The Company offset the use of those funds with an increase in its insurance premium payable of $9.6 million, primarily due to extended terms from its insurer, thereby generating a source of cash for the fiscal year. The Company also generated a source of cash with a reduction in the income tax receivable.

      The Company believes that internally generated funds, the collection of the $15,892,635 receivable from Reliance Warranty which occurred in fourth quarter fiscal year 2004 and the $3 million line of credit from GAIC, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

      During the fiscal year ended March 31, 2003, the Company used $1,525,541 in cash in investing activities compared to the use of $49,330 in investing activities in the prior year. This increase in use of funds of $1,476,211 is primarily due to an increase capital spending and a reduction in the net proceeds from the sale and purchase of marketable securities. During the current fiscal year, the Company spent less on computer development but more on property and equipment purchases than in the prior year, as the Company increased spending to furnish its new headquarters. The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2003 amounted to $1,120,273 compared to $594,797 during the fiscal year ended March 31, 2002. At fiscal year end 2003, the Company had $2,020,740 in debt from capital lease obligations compared to $1,758,793 at fiscal year-end 2002.

      During the fiscal year ended March 31, 2003, the Company used $999,548 in cash from financing activities compared to $561,087 in fiscal year 2002. The variance was primarily due an increase in the Company's capital leases and the purchase of treasury stock.

      During the fiscal year ended March 31, 2003, the Company repurchased 259,753 shares of its common stock for treasury purposes for an aggregate of $155,774. During the fiscal year ended March 31, 2002, the Company did not repurchase any of its stock.

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

      In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due and extending the loan maturity from July 5, 2001 until January 31, 2005. Interest on the restructured loans accrued annually at the applicable federal rate of 6.2%. Under the restructuring, interest first became payable on the third anniversary of the restructuring and was payable annually thereafter. In July 2002, the Company extended the loan maturity dates until February 1, 2007 (the "loan extension"). The interest, which accrued on the notes up to the time of the loan extension, was added to the principal of the notes. The new principal amount of Mr. Tweed's note became $3,189,675 and the new principal amount of Mr. White's note became $2,912,430. The applicable federal interest rate on the notes following the loan extension is 4.6%. Under the loan extension, interest on the notes will accrue until February 1, 2005 and, at that time, the accrued interest will be added to the principal of the notes. Interest on the new principal amounts thereafter become payable annually until maturity.

      In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the then applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note became $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $200,506 and $330,631 of interest which accrued on the note during fiscal years 2003 and 2002 has been forgiven. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

      The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio, including the capitalized interest of $194,827, was $10,462,094 at March 31, 2003

OUTLOOK

      The effect of inflation has not been significant to the Company.

      The Company continued to improve customer service and technology with the introduction in fiscal 2002 of its innovative web-based platform for its Consumer Products segment. WCPS Online provides real-time capabilities that meet the needs of dealers, service providers and consumers. It is designed to reduce paperwork and cut the time and costs of administering warranties for dealers and service providers, while providing a better experience and faster service for their customers. The future profitability of this segment of the Company is dependent on its ability to provide technology and customer service and to acquire new business. The Company is currently negotiating with prospective new customers which are projected to begin programs in fiscal year 2004. Based on these events developing, the segment should not incur losses this fiscal year.

      During the previous fiscal year, the Company signed an agreement with MARTA Cooperative of America, one of the largest member-owned retail buying cooperative in the U.S. consumer electronics and appliance. In April 2003, the Company announced that it had signed agreements with more than 10% of the buying cooperatives consumer electronics and appliance retailers.

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

      The Company was notified that its major insurer will implement an average 15% increase in premium. This increase will be passed onto the dealers and agents. As a result, gross revenues and gross premium expense will be higher, but the premium increase is expected to have a minimal effect on the Company's gross profit.

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

REVENUE RECOGNITION POLICY

      Revenue for administrator obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, ("TB 90-1"). The Company recognizes revenue on administrator obligor contracts over the life of the contract on a straight-line basis. In addition the Company charges the costs of contracts to operations over the life of the contracts on a straight-line basis.

      Revenue for dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred.

      Based upon discussions with the SEC's Division of Corporation Finance following that office's review of the Company's periodic reports, the Company requested guidance from the SEC's Office of Chief Accountant concerning, among other things, the appropriate revenue recognition policy which should be applied by the Company with respect to the Butler obligor contracts. After considering the guidance received from the SEC Staff, Butler was determined to be a nominally capitalized entity, and accordingly, all transactions concerning Butler should be treated in a manner similar to the accounting principles discussed in Financial Accounting Standards Board Emerging Issues Task Force Topic No. D-14, Transactions Involving Special-Purpose Entities. The Company, therefore, will treat the Butler obligor contracts as if they were administrator obligor contracts and will recognize revenues under such contracts pursuant to TB 90-1. Additionally, because the Company is treating the Butler obligor contracts as Warrantech obligor contracts for financial reporting purposes only, the Company eliminated from its financial statements the transactions between Warrantech and Butler.

      Reflecting these transactions for financial reporting purposes does not alter the legal obligations under the applicable agreements in which the Company is not responsible for, and has not assumed the obligations of Butler. Butler remains legally obligated under such agreements and the service contracts in which it is the named obligor. Butler is not deemed a "consolidated subsidiary" of the Company, as that term is used in this Report, including, but not limited to, the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are annexed to this Report. Butler's income, expenses, assets and liabilities have not been consolidated with those of the Company. Butler is an independent entity owned by parties unrelated to the Company and, except for the transactions between Butler and Warrantech as described in this Report, Warrantech does not have knowledge of, or control over, Butler's affairs or financial reporting. Warrantech also has no knowledge of, nor has it established or evaluated, Butler's internal controls or disclosure controls or procedures. Any reference to "consolidated subsidiary," internal controls or disclosure controls and procedures in this Report, including, but not limited to, the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are annexed to this Report, do not pertain to Butler.

DIRECT COSTS

      Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts for administrative obligor service contracts. For administrative obligor service contracts, the Company recognizes direct cost according to Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts". This requires that insurance premium costs be ratably expensed over the life of the service contract.

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

INCOME TAXES

      Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At March 31, 2003, the Company had deferred tax assets of $21,890,549 net of a valuation allowance of $256,434.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                       Page No.

Report of Independent Auditors........................................    25

Consolidated Financial Statements:

         Statements of Operations and Comprehensive Income
         For the Fiscal Years Ended March 31, 2003, 2002 and 2001.....    26

         Balance Sheets as of March 31, 2003 and 2001.................  27-28

         Statements of Common Stockholders' Equity
         For the Fiscal Years Ended March 31, 2003, 2002 and 2001.....    29

         Statements of Cash Flows
         For the Fiscal Years Ended March 31, 2003, 2002 and 2001.....    30

Notes to Consolidated Financial Statements............................    31

Consolidated Financial Statement Schedules
Schedule VIII - Valuation and Qualifying Accounts.....................    55


All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or accompanying notes.

              [LETTERHEAD OF WEINICK SANDERS LEVENTHAL & CO. LLP]

                                                                   1375 BROADWAY
                                                       NEW YORK, N.Y. 10018-7010
--------------------------------------------------------------------------------
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

      As discussed in Note 3, the Company has restated its consolidated financial statements for the years ended March 31, 2003, 2002 and 2001.


                                  /S/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, NY
June 13, 2003, except as to Note 3
  which date is June 4, 2004

                     WARRANTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                           FOR THE YEARS ENDED MARCH 31,
                                                        -------------------------------------------------------------------
                                                               2003                    2002                    2001
                                                            (RESTATED) *            (RESTATED) *            (RESTATED) *
                                                        -------------------     -------------------     -------------------
Gross revenues                                                $146,754,611            $118,137,862            $130,504,455
    Revenues deferred to future periods                        (2,582,371)             (7,795,864)            (42,015,974)
    Deferred revenues earned                                  (45,934,893)            (15,583,551)               9,033,481
                                                        -------------------     -------------------     -------------------
    Net (increase) decrease in deferred revenues              (48,517,264)            (23,379,415)            (32,982,493)
                                                        -------------------     -------------------     -------------------
Net revenues                                                    98,237,347              94,758,447              97,521,962

Direct costs                                                    62,549,340              67,023,904              70,615,386
Claims expense - Reliance                                                -              19,591,713                       -
                                                        -------------------     -------------------     -------------------
Gross Profit                                                    35,688,007               8,142,830              26,906,576
                                                        -------------------     -------------------     -------------------

Operating expenses
   Service, selling, and general and administrative             30,573,275              30,272,034              38,368,728
   Legal settlement                                                      -               (824,332)                       -
   Provision for bad debt expense                                  150,444                       -                  15,067
   Depreciation and amortization                                 3,885,054               4,480,442               6,417,115
   Loss on abandonment of assets                                         -                       -               1,029,731
                                                        -------------------     -------------------     -------------------
Total operating expenses                                        34,608,773              33,928,144              45,830,641
                                                        -------------------     -------------------     -------------------

Income (loss)  from operations                                   1,079,234            (25,785,314)            (18,924,065)
Other income                                                       774,274                 857,466               1,022,512
                                                        -------------------     -------------------     -------------------

Income (loss) before provision for income taxes                  1,853,510            (24,927,848)            (17,901,553)
Provision (benefit) for income taxes                               386,616             (8,414,144)             (5,993,480)
                                                        -------------------     -------------------     -------------------

Net income (loss)                                               $1,466,894           ($16,513,704)           ($11,908,073)
                                                        ===================     ===================     ===================

Earnings (loss) per share:
   Basic                                                             $0.10                 ($1.08)                 ($0.78)
                                                        ===================     ===================     ===================
   Diluted                                                           $0.10                 ($1.08)                 ($0.78)
                                                        ===================     ===================     ===================

Weighted average number of shares outstanding:
   Basic                                                        15,317,881              15,259,437              15,265,114
                                                        ===================     ===================     ===================
   Diluted                                                      15,398,910              15,259,437              15,265,114
                                                        ===================     ===================     ===================

Comprehensive Income                                                      For the Years Ended March 31,
                                                        -------------------------------------------------------------------
                                                               2003                    2002                    2001
                                                            (RESTATED) *            (RESTATED) *            (RESTATED) *
                                                        -------------------     -------------------     -------------------
Net income (loss)                                               $1,466,894           ($16,513,704)           ($11,908,073)
Other Comprehensive Income, net of tax
     Foreign currency translation adjustments                       13,713                 (8,936)                  30,001
     Unrealized gain (loss) on investments                       (158,659)                (11,143)                  82,182
                                                        -------------------     -------------------     -------------------
Comprehensive income (loss)                                     $1,321,948           ($16,533,783)           ($11,795,890)
                                                        ===================     ===================     ===================

Comprehensive income (loss) per share:
    Basic                                                            $0.09                 ($1.08)                 ($0.77)
                                                        ===================     ===================     ===================
    Diluted                                                          $0.09                 ($1.08)                 ($0.77)
                                                        ===================     ===================     ===================

                            * Restated - See Note 3.

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,            MARCH 31,
                                                                        2003                 2002
                                                                    (RESTATED) *         (RESTATED) *
                                                                  -----------------    ------------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                         $6,422,530            $7,699,277
      Investments in marketable securities                                 843,980               954,653
      Accounts receivable, (net of allowances of
               $230,064 and $256,019, respectively)                     22,008,608            18,442,135
      Other receivables, net                                             5,299,887             2,149,667
      Income tax receivable                                                      -             1,129,076
      Deferred income taxes                                              2,098,171             2,653,000
      Receivable from Reliance Warranty, Inc. (see note 4)              15,892,635                     -
      Employee receivables                                                  73,833                27,391
      Prepaid expenses and other current assets                          1,218,392               600,944
                                                                  -----------------    ------------------
           Total current assets                                         53,858,036            33,656,143
                                                                  -----------------    ------------------

   Property and equipment, net                                           8,296,313             9,299,713
                                                                  -----------------    ------------------

   Other assets:
      Excess of cost over fair value of assets acquired
           (net of accumulated amortization of $5,825,405)               1,637,290             1,637,290
      Deferred income taxes                                             19,792,378            19,585,647
      Deferred direct costs                                            173,557,349           126,272,157
      Investments in marketable securities                               1,355,263             1,376,619
      Restricted cash                                                      825,000               825,000
      Split dollar life insurance policies                                 877,126               904,172
      Receivable from Reliance Warranty, Inc. (see note 4)                       -            15,892,635
      Notes receivable                                                           -               137,683
      Other assets                                                          47,122                44,546
                                                                  -----------------    ------------------
             Total other assets                                        198,091,528           166,675,749
                                                                  -----------------    ------------------

                                                                  -----------------    ------------------
                       Total Assets                                   $260,245,877          $209,631,605
                                                                  =================    ==================

                             * Restated- See Note 3.

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,            MARCH 31,
                                                                        2003                 2002
                                                                    (RESTATED) *         (RESTATED) *
                                                                   ----------------    ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
   Current maturities of long-term debt and capital lease                 $802,070              $801,788
     obligations
   Insurance premiums payable                                           36,070,992            26,470,265
   Income taxes payable                                                     81,236                     -
   Accounts and commissions payable                                      8,118,371             6,960,465
   Claims loss liability (see note 4)                                    9,262,407            10,959,364
   Accrued expenses and other current liabilities                        3,534,106             3,168,666
                                                                   ----------------    ------------------
        Total current liabilities                                       57,869,182            48,360,548
                                                                   ----------------    ------------------

Deferred revenues                                                      216,720,628           167,830,154
Claims loss liability (see note 4)                                       9,491,578            18,753,985
Long-term debt and capital lease obligations                             1,218,670               957,159
Deferred rent payable                                                      417,720               190,260
                                                                   ----------------    ------------------
   Total liabilities                                                   285,717,778           236,092,106
                                                                   ----------------    ------------------

Commitments and contingencies                                                    -                     -
Stockholders' equity (deficiency)
     Preferred stock - $.0007 par value authorized - 15,000,000
        Shares issued  - none at March 31, 2003 and March 31, 2002               -                     -
     Common stock - $.007 par value authorized - 30,000,000
        Shares issued  - 16,530,324 shares at March 31, 2003 and
        16,525,324 shares at March 31, 2002                                115,714               115,679
     Additional paid-in capital                                         23,760,809            23,745,944
     Loans to directors and officers                                  (10,462,094)          (10,163,875)
     Accumulated other comprehensive income, net of taxes                (196,974)              (52,028)
     Retained earnings (accumulated deficit)                          (34,414,686)          (35,881,580)
                                                                   ----------------    ------------------
                                                                      (21,197,231)          (22,235,860)
Treasury stock - at cost, 1,249,690 shares at March 31, 2003
          and 1,212,159 shares  at March 31, 2002                      (4,274,670)           (4,224,641)
                                                                   ----------------    ------------------
        Total Stockholders' Equity (Deficiency)                       (25,471,901)          (26,460,501)
                                                                   ----------------    ------------------

                                                                   ----------------    ------------------
        Total Liabilities and Stockholders' Equity (Deficiency)       $260,245,877          $209,631,605
                                                                   ================    ==================

                             * Restated- See Note 3.

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFIECINCY)

                                                                  FOR THE YEARS ENDED MARCH 31,
                                                       -----------------------------------------------------
                                                            2003               2002               2001
                                                         (RESTATED) *       (RESTATED) *       (RESTATED) *
                                                       ---------------    ---------------    ---------------
Common Stock Outstanding (shares)

Balance, beginning of year                                 16,525,324         16,514,228         16,505,911
Exercise of common stock options                                5,000                  -                  -
Issuance of common stock                                            -             11,096              8,317
                                                       ---------------    ---------------    ---------------
Balance, end of year                                       16,530,324         16,525,324         16,514,228
                                                       ===============    ===============    ===============

Common Stock

Balance, beginning of year                                   $115,679           $115,580           $115,541
Issuance of common stock                                           35                 99                 39
                                                       ---------------    ---------------    ---------------
Balance, end of year                                         $115,714           $115,679           $115,580
                                                       ===============    ===============    ===============
Additional paid-in capital

Balance, beginning of year                                $23,745,944        $23,742,868        $23,737,835
Exercise of common stock options                                2,065                  -                  -
Compensatory element of  common stock options                  12,800                  -                  -
Issuance of common stock                                            -              3,076              5,033
                                                       ---------------    ---------------    ---------------
Balance, end of year                                      $23,760,809        $23,745,944        $23,742,868
                                                       ===============    ===============    ===============

Loans to directors and officers

Balance, beginning of year                              ($10,163,875)       ($9,833,244)       ($9,505,406)
Loans for exercise of stock of stock options                (298,219)          (330,631)          (327,838)
                                                       ---------------    ---------------    ---------------
Balance, end of year                                    ($10,462,094)      ($10,163,875)       ($9,833,244)
                                                       ===============    ===============    ===============

Accumulated other comprehensive income

Balance, beginning of year                                  ($52,028)          ($31,949)         ($144,132)
Foreign currency translation adjustments                    (158,659)           (11,143)             82,182
Unrealized gain(loss) on investments                           13,713            (8,936)             30,001
                                                       ---------------    ---------------    ---------------
Balance, end of year                                       ($196,974)          ($52,028)          ($31,949)
                                                       ===============    ===============    ===============

Retained earnings (accumulated deficit)

Balance, beginning of year                              ($35,881,580)      ($19,367,876)       ($7,459,803)
Net income (loss)                                           1,466,894       (16,513,704)       (11,908,073)
                                                       ---------------    ---------------    ---------------
Balance, end of year                                    ($34,414,686)      ($35,881,580)      ($19,367,876)
                                                       ===============    ===============    ===============

Common stock in treasury (shares)

Balance, beginning of year                                (1,212,159)        (1,415,171)        (1,211,024)
Purchase of treasury shares                                 (259,753)                  -          (450,000)
Issuance of treasury shares                                   222,222            203,012            245,853
                                                       ---------------    ---------------    ---------------
Balance, end of year                                      (1,249,690)        (1,212,159)        (1,415,171)
                                                       ===============    ===============    ===============

Common stock in treasury (amount)

Balance, beginning of year                               ($4,224,641)       ($4,341,206)       ($4,224,167)
Purchase of treasury shares                                 (155,774)                  -          (308,920)
Issuance of treasury shares                                   105,745            116,565            191,881
                                                       ---------------    ---------------    ---------------
Balance, end of year                                     ($4,274,670)       ($4,224,641)       ($4,341,206)
                                                       ===============    ===============    ===============

                                                       ---------------    ---------------    ---------------
Total Stockholders' Equity (Capital Deficiency)         ($25,471,901)      ($26,460,501)       ($9,715,827)
                                                       ===============    ===============    ===============

                            * Restated - See Note 3.

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEARS ENDED MARCH 31,
                                                          ------------------------------------------------------
                                                              2003                2002                2001
                                                           (RESTATED) *        (RESTATED) *        (RESTATED) *
                                                          --------------     ---------------      --------------
Cash flows from operating activities:
  Net income (loss)                                          $1,466,894       ($16,513,704)       ($11,908,073)
                                                          --------------     ---------------      --------------
  Adjustments  to  reconcile  net  income  to
     net  cash  provided  by  operating
     activities:
     Depreciation and amortization                            3,885,054           4,480,442           6,417,115
     Compensatory element of stock options                       12,800                   -                    -
     Provision for bad debt expense                             150,444                   -              15,067
     Deferred revenues                                       48,890,474          28,301,812          32,909,198
     Deferred direct costs                                 (47,285,192)        (21,483,900)        (21,484,694)
     Deferred income taxes                                      348,098        (11,605,229)         (1,701,871)
     Deferred rent payable                                      227,460           (103,033)            (91,208)
     Other                                                    (513,040)           (357,818)             125,429
     Increase (decrease) in cash flows as a result of
        changes in asset and liability balances:
        Accounts receivable                                 (3,566,473)         (6,289,620)           (293,862)
        Other receivables                                   (3,150,220)           4,888,473         (4,649,283)
        Acct receivable - Reliance Warranty, Inc.                     -        (15,892,635)             -
        Income taxes                                          1,210,312           4,249,572         (1,343,302)
        Prepaid expenses and other current assets             (617,448)             363,985             273,122
        Split dollar life insurance policies                     27,046           (195,910)             119,000
        Other assets                                            (2,576)              20,263             311,846
        Insurance premiums payable                            9,600,727           7,370,101             938,807
        Accounts and commissions payable                      1,157,906             613,593         (2,510,684)
        Claims loss liability                              (10,959,364)          29,713,349                   -
        Accrued expenses and other current liabilities          365,440         (2,721,412)         (3,601,097)
                                                          --------------     ---------------      --------------

  Total adjustments to reconcile net income to net cash
        provided by operating activities:                     (218,552)          21,352,033           5,433,583
                                                          --------------     ---------------      --------------

Net cash flows provided (used) by operating activities        1,248,342           4,838,329         (6,474,490)

Cash flows from investing activities:
    Property and equipment purchased                        (1,818,224)         (1,496,747)         (1,930,448)
    Purchase of marketable securities                         (790,000)           (430,000)           (715,000)
    (Increase) decrease in notes receivable                     137,683             462,113             567,929
    Proceeds from sales of marketable securities                945,000           1,415,304           3,600,000
                                                          --------------     ---------------      --------------
Net cash provided (used) by investing activities            (1,525,541)            (49,330)           1,522,481
Cash flows from financing activities:                                                     -
    Exercise of common stock options and stock grants             2,100                   -               5,072
    Purchase treasury stock                                   (155,774)                   -           (308,920)
    Repayments, notes and capital leases                      (845,874)           (561,087)         (1,307,781)
                                                          --------------     ---------------      --------------

Net cash provided (used) by  financing activities             (999,548)           (561,087)         (1,611,629)
                                                          --------------     ---------------      --------------

Net decrease in cash and cash equivalents                   (1,276,747)           4,227,912         (6,563,638)

Cash and cash equivalents at beginning of period              7,699,277           3,471,365          10,035,003
                                                          --------------     ---------------      --------------

Cash and cash equivalents at end of period                   $6,422,530          $7,699,277          $3,471,365
                                                          --------------     ---------------      --------------

Supplemental Cash Flow Information:
Cash payments (receipts) for:
    Interest                                                   $275,185            $217,072            $234,102
                                                          --------------     ---------------      --------------
    Income taxes                                           ($1,218,916)        ($1,107,494)            $259,224
                                                          --------------     ---------------      --------------

Non-Cash Investing and financing activities:
    Property and equipment financed through capital          $1,120,273            $443,232            $519,369
      leases
    Capital leases refinanced                                         -             151,565                   -
    Increase in loans to officers and directors               (298,219)           (330,631)           (327,838)
    Issuance of treasury stock for services rendered            105,745             116,565             191,881

                            * Restated - See Note 3.

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation, its subsidiaries; all of which are wholly owned and certain transactions involving Butler due to its related interest to the Company. All intercompany accounts and transactions have been eliminated in consolidation.

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

      REVENUE RECOGNITION POLICY - Revenue for administrator obligor contracts and Butler obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for
      Separately Priced Extended Warranty and Product Maintenance Contracts, ("TB 90-1"). The Company recognizes revenue on administrator obligor contracts over the life of the contract on a straight-line basis. In addition the Company charges the costs of contracts to operations over the life of the contracts on a straight-line basis.

      Revenue for dealer obligor service contracts are sales in which the retailer/dealer is designated as the obligor. For these service contract sales, using the proportional performance method, the Company recognizes revenues in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit thereon are deferred.


      Based upon discussions with the SEC's Division of Corporation Finance following that office's review of the Company's periodic reports, the Company requested guidance from the SEC's Office of Chief Accountant ("OCA") concerning, among other things, the appropriate revenue recognition policy which should be applied by the Company with respect to the Butler obligor contracts. After considering the guidance received from the SEC Staff, Butler was determined to be a nominally capitalized entity, and accordingly, all transactions concerning Butler should be treated in a manner similar to the accounting principles contained in Financial Accounting Standards Board Emerging Issues Task Force Topic No. D-14, Transactions Involving Special-Purpose Entities ("Topic D-14"). The Company therefore will treat the Butler obligor contracts as if they were administrator obligor contracts and will recognize revenues under such contracts pursuant to TB 90-1. Additionally, because the Company is treating the Butler obligor contracts as Warrantech obligor contracts for financial purposes only, the Company eliminated from its financial statements the transactions between Warrantech and Butler.

      Reflecting these transactions for financial reporting purposes does not alter the legal obligations under the applicable agreements in which the Company is not responsible for, and has not assumed the obligations of Butler. Butler remains legally obligated under such agreements and the service contracts in which it is the named obligor. Butler is not deemed a "consolidated subsidiary" of the Company, as that term is used in this Report, including, but not limited to, the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are annexed to this Report. Butler's income, expenses, assets and liabilities have not been consolidated with those of the Company. Butler is an independent entity owned by parties unrelated to the Company and, except for the transactions between Butler and Warrantech as described in this Report, Warrantech does not have knowledge of, or control over, Butler's affairs or financial reporting. Warrantech also has no knowledge of, nor has it established or evaluated, Butler's internal controls or disclosure controls or procedures. Any reference to "consolidated subsidiary," internal controls or disclosure controls and procedures in this Report, including, but not limited to, the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are annexed to this Report, do not pertain to Butler.

      DIRECT COSTS - Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts for administrative obligor service contracts. For administrative obligor service contracts, the Company recognizes direct cost according to Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts". This requires that insurance premium costs be ratably expensed over the life of the service contract.

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

      Included in the cash and cash equivalent balances as reported at March 31, 2003 and 2002, respectively, is $944,435 and $665,829 of cash related to Butler. Since Butler is a private company, the Company has no means to determine the disposition of this cash, if any, and, accordingly management disclaims any knowledge of the existence of this cash or related assets, liabilities or expenses.

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

                                         FOR THE FISCAL YEARS ENDED MARCH 31,
                                         ------------------------------------
                                     2003              2002                  2001
                                --------------     --------------      --------------
Goodwill amortization                       --                 --      ($     919,466)
                                --------------     --------------      --------------
Net income                      $    1,466,894     ($  16,513,704)     ($  10,988,607)
                                --------------     --------------      --------------
Earnings per share: Basic       $         0.10     ($        1.08)     ($        0.72)
                                ==============     ==============      ==============
Earnings per share: Diluted     $         0.10     ($        1.08)     ($        0.72)
                                ==============     ==============      ==============


      Goodwill at March 31, 2003 and 2002 is as follows:

                                                        YEAR ENDED MARCH 31,
                                                        --------------------
                                                      2003              2002
                                                   -----------      -----------
Goodwill                                           $ 7,462,695      $ 7,462,695
Accumulated Goodwill Amortization                   (5,825,405)      (5,825,405)
                                                   -----------      -----------
       Total                                       $ 1,637,290      $ 1,637,290
                                                   ===========      ===========

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has elected not to adopt the provisions of SFAS No. 148. However, the Company will provide all newly required disclosures under SFAS No. 123.

3.    RESTATEMENT

      The Company is restating its financial statements for the fiscal years ending on March 31, 2001, 2002 and 2003 in order to change the method of recognizing revenue from certain of the service contracts which it administers and to give effect to certain collateral transactions relating to such service contracts.

      Under most of the service contracts administered by the Company, either the retailer/dealer ("dealer obligor contracts") or Butler ("Butler obligor contracts") is the named obligor. The Company is the named obligor for service contracts ("administrator obligor contracts") only where required by the local jurisdiction in which the service contracts are sold. In all circumstances, regardless of which entity is the named obligor, the obligations under the service contracts are insured by an A rated licensed insurance company.

      The Company recognizes revenues under dealer obligor contracts pursuant to the proportional performance method whereby revenue is recorded in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Prior to adopting the change in revenue recognition discussed below, the Company recognized revenues under the Butler obligor contracts in the same manner. The Company recognizes revenue under the administrator obligor contracts in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, ("TB 90-1"). Revenue under the administrator obligor contracts is recognized over the life of the contract on a straight-line basis, and the Company charges the costs relating to such contracts to operations over the life of the contracts on a straight-line basis.

      Based upon discussions with the SEC's Division of Corporation Finance following that office's review of the Company's periodic reports, the Company requested guidance from the SEC's Office of Chief Accountant ("OCA") concerning, among other things, the appropriate revenue recognition policy which should be applied by the Company with respect to the Butler obligor contracts. After considering the guidance received from the SEC Staff, Butler was determined to be a nominally capitalized entity, and accordingly all transaction concerning Butler, should be treated in a manner similar to accounting principles discussed in Financial Accounting Standards Board Emerging Issues Task Force Topic No. D-14, Transactions Involving Special-Purpose Entities ("Topic D-14"). The Company, therefore, will treat the Butler obligor contracts as if they were administrator obligor contracts and will recognize revenues under such contracts pursuant to TB 90-1. These accounting changes do not alter the legal obligations under the applicable agreements in which the Company is not responsible for, nor has it assumed the, obligations of Butler.

      The effect of restating the financial statements was:

      (i)   to reduce  revenues and increase  deferred  revenues by $64,767,911,
            $55,473,106   and   $75,495,106  in  fiscal  2003,  2002  and  2001,
            respectively,

      (ii) to reduce direct costs and increase deferred costs by $62,819,671, $26,111,968 and $56,492, 363 in fiscal 2003, 2002 and 2001 and

      (iii) to reduce net income by $3,142,911 in fiscal 2003, $6,628,789 in fiscal 2002 and $12,530,294 in fiscal 2001.

      Additionally, because the Company is treating the Butler obligor contracts as Warrantech obligor contracts for fincancial purposes only, the Company eliminated from its financial statements the transactions between the Company and Butler. These transactions include the reflection of Butler's revenues earned as obligor of $2,935,856 in fiscal 2003, $531,740 in fiscal 2002 and $469,441 in fiscal 2001. The financial statements also reflect a charge to operations in fiscal 2002 of $19,591,733 for its estimated claims liability of contracts insured by RIC which was placed in receivership in May 2001. This charge is net of a $15,892,635 receivable from Reliance Warranty Corporation ("RWC"), a non-insurance subsidiary of RIC, which is reflected in the restated financial statements along with the unpaid portion of the estimated claims liabilities. The tax effect of recording the Butler transactions in this manner was to increase the deferred tax asset by $6,480,391 in fiscal 2002 and to reduce the deferred tax asset by $900,757 and $159,610 in fiscal 2003 and 2001. A further effect of treating the Butler obligor contracts in this manner was to increase the Company's net income by $1,548,528 in fiscal 2003 and $309,831 in fiscal 2001 and to reduce net income by $12,579,582 in fiscal 2002.

      Reflecting these transactions for accounting reporting purposes does not alter the legal obligations under the applicable agreements in which the Company is not responsible for, and has not assumed, the obligations of Butler. Butler remains legally obligated under such agreements and the service contracts in which it is the named obligor. Butler is not deemed a "consolidated subsidiary" of the Company, as that term is used in this Report, including, but not limited to, the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are annexed to this Report. Butler's income, expenses, assets and liabilities have not been consolidated with those of the Company. Butler is an independent entity owned by parties unrelated to the Company and, except for the transactions between Butler and Warrantech as described in this Report, Warrantech does not have knowledge of, or control over, Butler's affairs or financial reporting. Warrantech also has no knowledge of, nor has it established or evaluated, Butler's internal controls or disclosure controls or procedures. Any reference to "consolidated subsidiary," internal controls or disclosure controls and procedures in this Report, including, but not limited to, the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are annexed to this Report, do not pertain to Butler.

      As the amount of administrator obligor contracts in which the Company is the legal obligor is small, the Company had previously reported all of its revenues net of the costs of the contracts. These costs included insurance premiums, commissions and agents' fees. Since the Company will now be treating most of the service contracts which it administers as administrator obligor contracts and will be applying TB90-1 to such contracts, the Company will reflect, in the restatement, all administrator obligor contracts revenues as gross revenues and show the related costs as direct costs. The dealer obligor contract revenues are not being restated and are reflected net of their related direct costs in gross revenues.

      The impact of the restatement for the three fiscal years ended March 31, 2003 is as follows:

                                                   March 31, 2003               March 31, 2002                 March 31, 2001
                                                   --------------               --------------                 --------------
                                                 As                            As                            As
                                             Previously                    Previously                    Previously
                                              Reported       Restated       Reported       Restated       Reported       Restated
                                              --------       --------       --------       --------       --------       --------
STATEMENT OF OPERATIONS
 Gross revenues                            $          --  $ 146,754,611  $          --  $ 118,137,862  $          --    130,504,455
 Net revenues                                         --     98,237,347             --     94,758,447             --     97,521,962
 Direct costs                                         --     62,549,340             --     67,023,904             --     70,615,386
 Estimated claims loss                                --             --             --     19,591,713             --             --
 Gross profit                                 38,155,914     35,688,007     38,000,275      8,142,830     47,316,042     26,906,576
 SG & A                                       31,092,940     30,573,275     30,678,340     30,272,034     39,775,539     38,368,728
 Income (loss) from operations                 3,027,476      1,853,510      3,575,825    (25,785,314)        78,590    (18,924,065)
 Net income (loss)                             2,861,279      1,466,894      2,694,682    (16,513,704)       312,388    (11,908,073)
 Comprehensive net income (loss)           $   2,716,333  $   1,321,948  $   2,674,603  ($ 16,533,783) $     424,571  ($ 11,795,890)

 Earnings (loss) per share:
   Basic                                   $        0.19  $        0.10  $        0.18         ($1.08) $        0.02         ($0.78)
   Diluted                                 $        0.19  $        0.10  $        0.18         ($1.08) $        0.02         ($0.78)

 Comprehensive earnings per share:
   Basic                                   $        0.18  $        0.09  $        0.18         ($1.08) $        0.03         ($0.78)
   Diluted                                 $        0.18  $        0.09  $        0.18         ($1.08) $        0.03         ($0.78)

 BALANCE SHEET
 Cash                                      $   5,478,095  $   6,422,530  $   7,033,448  $   7,699,277  $   3,001,924  $   3,471,365
 Loan receivable Butler                       14,009,059             --      5,435,646             --             --             --
 Receivable - Reliance Warranty Corp.                 --     15,892,635             --     15,892,635             --             --
 Deferred direct costs                         9,972,309    173,557,349     22,570,930    126,272,157     46,258,971    104,788,257
 Deferred income tax asset                     2,898,577     21,890,549      4,087,104     22,238,647      2,634,627     10,633,418
 Total assets                                 74,856,128    260,245,877     76,656,018    209,631,605     96,456,522    163,454,040
 Claims loss liability                                --     18,753,985             --     29,713,349             --             --
 Deferred revenues                            15,065,547    216,720,628     30,942,984    167,830,154     58,114,278    139,528,342
 Total liabilities                            65,308,712    285,717,778     69,491,587    236,092,106     91,755,803    173,169,867
 Stockholders' equity (capital deficiency)     9,547,416    (25,471,901)     7,164,431    (26,460,501)     4,700,719     (9,715,827)
 Working capital                           ($  2,973,131) ($  4,011,146) ($  1,656,179) ($ 14,704,405) ($  2,807,496) ($  2,338,055)

4.    CLAIMS LOSS LIABILITY

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

      Warrantech Automotive was the named obligor, as well as the administrator, under some of the vehicle service contracts insured by Reliance. As the obligor, Warrantech Automotive would ultimately be responsible for paying for the repairs under such contracts. Additionally, for financial reporting purposes only, Warrantech is treated as the obligor under the service contracts in which Butler is the named obligor. While Warrantech is not obligated to pay claims under such service contracts, it has treated the claims obligations under the Butler obligor contracts, including the service contracts which were insured by Reliance, as obligations of the Company for accounting purposes. Prior to Reliance's liquidation, Reliance covered the cost of the repairs under the insurance policies it provided. Because of Reliance's liquidation, insurance coverage for the Company's obligations under those service contracts ceased to exist. However, a non-insurance affiliate of Reliance, Reliance Warranty Company
(RWC), which was not placed in liquidation, held premiums totaling approximately $15,892,635 relating to a portion of the service contracts in which Butler, the retailer/dealers and Warrantech Automotive were the named obligors. The Company received $15,892,635 from RWC during the fourth quarter of fiscal 2004, as part of a settlement for claims paid by the Company on behalf of RWC. As a result of the settlement, the Company recorded a claims liability expense for $19,591,713 during fiscal 2002, net of the $15,892,635 receivable from RWC.

      To mitigate its claims liability expense resulting from Reliance's liquidation, the Company is attempting to ascertain if any recovery is available from the Pennsylvania Insurance Department Insurance Funds and/or any other state guaranty funds or if any Federal subsidies to the insurance industry in general or Reliance specifically, will be made available as a result of the terrorist attacks to pay vehicle service contract claims. If such subsidies are available, it could take years before recovery, if any, is obtained.

During the years ended March 31, 2003 and 2002, the Company paid $10,959,364 and $5,770,999, respectively, in claims related to Reliance obligations. Remaining amounts are expected to be paid out as set forth in the following table.

                                           EXPECTED PAYMENT DATE
                      -----------------------------------------------------------------
                          2004             2005            2006        2007        2008   THEREAFTER    TOTAL
                      -------------------------------------------------------------------------------------------
Claims loss liability   $9,262,407      $5,608,893      $3,882,685     $-          $-        $-       $18,753,985

5.    LOSS ON ABANDONMENT OF ASSETS

      Effective September 30, 2000, the Company ceased operations in the United Kingdom because of their unprofitable. As a result, the Company wrote down its investment in the assets in its United Kingdom assets and recorded a $1,029,731 loss on the abandonment of these assets.

6.    RESTRICTED CASH

      At March 31, 2003 and 2002, cash in the amount of $825,000 was on deposit with Florida and Ohio regulatory agencies to comply with their state insurance laws.

7.    INVESTMENTS IN MARKETABLE SECURITIES

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

      Principal amounts by expected maturity as of March 31, 2003 of marketable securities were as follows:

                                             EXPECTED MATURITY DATE
                         ------------------------------------------------------------
                         2004         2005       2006     2007      2008   THEREAFTER    TOTAL COSTS     FAIR VALUE
                         ------------------------------------------------------------------------------------------
Available for sale
securities           $1,765,588     $360,573      $-       $-         $-     $37,550      $2,163,711      $2,199,243
Interest rate              4.93%        4.96%      -        -          -        5.50%

       Principal amounts by expected maturity as of March 31, 2002 of marketable securities were as follows:

                                             EXPECTED MATURITY DATE
                         -------------------------------------------------------------------
                           2003        2004       2005       2006        2007     THEREAFTER   TOTAL COSTS   FAIR VALUE
                         -------------------------------------------------------------------------------------------------
Available for sale
securities              $1,592,220   $398,907   $318,328     $  -      $    -       $    -     $ 2,309,455   $2,331,272
Interest rate                4.21%      5.25%      4.98%        -           -            -

8.    OTHER RECEIVABLES

      The nature and amounts of Other Receivables as of March 31, 2003 and 2002 were as follows:

                                                            MARCH 31,
                                                   ---------------------------
                                                       2003           2002
                                                     RESTATED       RESTATED
                                                   ------------    -----------
Receivable from Reliance Warranty, Inc.
  (see note 4 above)                               $15,892,635     $15,892,635
                                                   ============    ===========

Other receivables, net
   Due from insurance companies                     $4,429,450     $1,407,549
   Due from dealers                                    348,229        388,423
   Agent advances                                      157,527        306,808
   Other                                               364,681         46,887
                                                   ------------    -----------
                                                     5,299,887      2,149,667

Allowance for doubtful accounts                              -              -
                                                   ------------    -----------
Total other receivables, net                        $5,299,887     $2,149,667
                                                   ============    ===========

      The following table sets forth the carrying amounts and fair values of the Company's other receivables at March 31, 2003.

                                             EXPECTED MATURITY DATE
                           -------------------------------------------------------------
                                 2004      2005   2006     2007      2008    THEREAFTER      TOTAL      FAIR VALUE
                           -----------------------------------------------------------------------------------------
     Receivable -
     Reliance Warranty,
     Inc.                    $15,892,635    $-     $-       $-        $-         $-       $15,892,635  $15,892,635
      Other receivable, net    5,299,887     -      -       -          -          -         5,299,887    5,299,887

     The following table sets forth the carrying amounts and fair values of the Company's loan and other receivable at March 31, 2002.

                                        EXPECTED MATURITY DATE
                       ----------------------------------------------------------
                          2003       2004      2005    2006    2007   THEREAFTER       TOTAL     FAIR VALUE
                       -------------------------------------------------------------------------------------
Receivable - Reliance
Warranty, Inc.             $-     $15,892,635   $-      $-      $-        $-        $15,892,635  $15,892,635
Other receivable, net   2,149,667      -         -      -        -         -          2,149,667    2,149,667

9.    PROPERTY AND EQUIPMENT

                                                        MARCH 31,
                                           ------------------------------------
                                                2003                 2002
                                           ----------------     ---------------
  Automobiles                                      $67,701             $61,280
  Equipment, furniture and fixtures             10,486,659           9,981,999
  Leasehold improvements                         2,135,007           1,384,322
  Software development costs                    15,226,184          14,665,867
                                           ----------------     ---------------
                                                27,915,551          26,093,468
  Less:  Accumulated depreciation
         and amortization                       21,556,526          18,392,289
                                           ----------------     ---------------
                                                 6,359,025           7,701,179
                                           ----------------     ---------------
  Assets under capital leases:

    Cost                                         9,624,745           9,010,339
    Less:  Accumulated amortization              7,687,457           7,411,805
                                           ----------------     ---------------
                                                 1,937,288           1,598,534
                                           ----------------     ---------------

                                            ---------------     ---------------
  Total Property and Equipment, net             $8,296,313          $9,299,713
                                            ===============     ===============

      Amortization expense on assets under capital leases for the years ended March 31, 2003, 2002 and 2001 was $662,715, $1,053,797 and $1,399,860,
      respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 2003, 2002 and 2001 was $3,222,339, $3,426,645 and $4,046,873, respectively.

10.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

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
                                                                    ============    ============

      The aggregate amounts of maturities at March 31, 2003 were as follows:


                                                       MINIMUM FUTURE
       FISCAL YEAR                                     LEASE PAYMENTS
       -----------                                     --------------
       2004                                                $910,082
       2005                                                 635,744
       2006                                                 366,080
       2007                                                 244,834
       2008                                                 168,625
       2009 and thereafter                                        -
                                                       -------------
                                                          2,325,365

       Less amount representing interest                    304,624
                                                       -------------
       Net                                               $2,020,740
                                                       =============


      The capital lease obligations are collateralized by the capitalized property and equipment related to the underlying leases.

11.   SPLIT DOLLAR LIFE INSURANCE POLICIES

      Through April 2003, the Company made payments on split dollar insurance policies on the lives of six and seven officers of the Company, respectively. The Company suspended payment of premiums under these policies until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. The cash surrender value of these policies was$877,126 and $904,172 as of March 31, 2003 and 2002,
      respectively. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid.

12.   INCOME TAXES

      A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:


                                                                      FOR THE YEARS ENDED MARCH 31,

                                                   2003                       2002                         2001
                                                 RESTATED                   RESTATED                     RESTATED
                                            ----------------------     --------------------------     ------------------------
Income (loss) before income taxes               $1,853,510               ($24,927,847)                ($17,901,553)
Federal statutory rate                            $630,190   34.0%        ($8,475,464)      34.0%      ($6,086,529)      34.0%
State tax effect                                 (187,141)   10.1%            (77,130)       0.3%          (40,348)       0.2%
Goodwill                                                 -    0.0%                   -       0.0%           281,370      -1.6%
Non deductible items                                34,657    1.9%              34,179      -0.1%                 -       0.0%
Other                                             (91,090)   -4.9%             104,271      -0.4%         (147,973)       0.8%
                                            ---------------            ----------------               --------------
Provision (benefit) for income taxes              $386,616   20.9%        ($8,414,144)      33.8%      ($5,993,480)      33.4%
                                            ===============            ================               ==============

The components of tax expense are as follows:                                          PROVISION
For the Year Ended March 31, 2003                 CURRENT           DEFERRED           (BENEFIT)
                                               --------------    ----------------   ----------------
Federal                                              $32,791            $482,370           $515,161
State                                              (104,423)           (179,124)          (283,547)
Foreign                                              110,148              44,854            155,002
                                               --------------    ----------------   ----------------
Total                                                $38,516            $348,100           $386,616
                                               ==============    ================   ================

For the Year Ended March 31, 2002:                Current           Deferred           (Benefit)
                                               --------------    ----------------   ----------------
Federal                                           $3,025,721      ($11,387,564)        ($8,361,843)
State                                                176,629           (293,493)          (116,864)
Foreign                                              100,573            (36,010)             64,563
                                               --------------    ----------------   ----------------
Total                                             $3,302,923       ($11,717,067)       ($8,414,144)
                                               ==============    ================   ================

For the Year Ended March 31, 2001:                Current           Deferred           (Benefit)
                                               --------------    ----------------   ----------------
Federal                                         ($4,207,054)        ($3,127,934)       ($7,334,988)
State                                                 92,579           (499,843)          (407,264)
Foreign                                            (109,440)           1,858,212          1,748,772
                                               --------------    ----------------   ----------------
Total                                           ($4,223,915)        ($1,769,565)       ($5,993,480)
                                               ==============    ================   ================

      Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the net deferred tax asset were as follows:

                                                              FOR THE YEARS ENDED MARCH 31,
                                                       -----------------------------------------
                                                              2003                  2002
                                                            RESTATED              RESTATED
                                                       -------------------    ------------------
    Deferred tax assets
         Deferred revenue                                     $73,649,047           $57,406,533
         Deferred rent                                            142,025                68,151
         Provision for doubtful accounts                           78,222                88,152
         Accrued bonus                                            149,447               260,123
         Foreign loss benefit                                     205,470               594,599
         Net operating loss                                     1,682,365             2,310,365
         Net state benefit                                        796,969               574,886
        Tax vs.  book depreciation                                 39,046                14,024
         Other                                                    113,284                 3,588
                                                       -------------------    ------------------
              Total assets                                     76,855,875            61,320,421
    Deferred tax liabilities
         Deferred direct costs                               (59,009,497)          (43,191,384)
         Section 174 expense                                  (1,119,419)           (1,633,366)
                                                       -------------------    ------------------
              Total liabilities                              (60,128,916)          (44,824,750)
                                                               16,726,959            16,495,671
      Less:  Valuation allowance                                (256,434)             (577,805)
                                                       -------------------    ------------------
                                                               16,470,525            15,917,866
    Plus:  Tax  effect  of Butler transaction                   5,420,024             6,320,781
                                                       -------------------    ------------------
         Net deferred tax asset                               $21,890,549           $22,238,647
                                                       ===================    ==================

      As of March 31, 2003, the Company had a United States net operating loss carryforward of approximately $4.95 million, which is available to reduce future regular federal taxable income. If not used, the entire carryover will expire in the year 2020. As of March 31, 2003, the Company also had a foreign net operating loss carryforward of approximately $1.26 million. Due to the uncertainty of the realization of these foreign tax carryforwards, the Company established a valuation allowance against these carryforward benefits of approximately $256,434 and $577,805 at March 31, 2003 and 2002, respectively.

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

      Future minimum commitments under these leases that have initial or remaining lease terms in excess of one year at March 31, 2003, were as follows:

                                          FISCAL YEAR              AMOUNT
                                                 2004          $1,883,303
                                                 2005           1,153,777
                                                 2006           1,108,065
                                                 2007           1,087,189
                                                 2008           1,061,189
                              Thereafter through 2012           5,499,512
                                                            --------------
                  Total future minimum lease payments         $11,793,035
                                                            ==============


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

      MICHAEL A. BASONE

      Mr. Basone is a former Executive Vice President and Chief Operating Officer of Warrantech, having resigned in February 2000. Several months after resigning, Mr. Basone contacted the Company through his attorney and claimed that the Company's conduct was such that he was forced to resign. For this alleged "constructive termination" without cause, Mr. Basone sought an amount equal to what he would have received had he completed the term of his employment agreement. The Company believes this assertion is completely without merit and has rejected Mr. Basone's demand for payment. Mr. Basone has filed a Demand for Arbitration with the American Arbitration Association that seeks damages in the amount of $300,000. An arbitration hearing was held on May 13 and 14, 2002 and, on July 31, 2002, the arbitrator issued his decision. The arbitrator has denied Mr. Basone's claim and has held that wages withheld by Warrantech shall be applied to offset amounts owed to Warrantech by Mr. Basone pursuant to a promissory note. Each party is responsible for its own attorney's fees and for one-half of the costs of the arbitrator.

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

      The amount sought by Market West under its initial claim was approximately $225,000. Warrantech believed that if the claim were successful, substantially all of the amount that is awarded to Market West would be owed by the insurers that underwrote the liability. Following removal of the lawsuit to federal court, Market West attempted to have a national class of plaintiffs certified. The class certification petition was denied by the court and Market West was directed to proceed with its individual claim. A settlement agreement was executed on October 28, 2003, under which Warrantech's ultimate liability was substantially less than the amount originally sought. All outstanding claims have been processed, resulting in a $62,533 charge to operations during fiscal year ended March 31, 2003, and the matter has been concluded.

      LLOYD'S UNDERWRITERS

      Certain Underwriters at Lloyd's, London and Other Reinsurers Subscribing to Reinsurance Agreements

      F96/2992/00 and No. F97/2992/00 v. Warrantech Corporation, Warrantech Consumer Product Services, Inc. and

      Warrantech Help Desk, Inc., District Court of Tarrant County, Texas, 17th Judicial District.

      During the period that Houston General was the underwriter of certain of Warrantech's programs, it reinsured certain of the underwritten risks with one or more Lloyd's insurance syndicates. At some point thereafter, Houston General commenced arbitration against the Lloyd's syndicates seeking to recover approximately $46,000,000 under the reinsurance treaties with respect to claims previously paid by Houston General on warranty claims submitted by customers under Warrantech programs. The Warrantech entities were not parties in the arbitration but were the subject of extensive discovery by each of Houston General and the Lloyd's syndicates. The arbitration concluded in August 2002 with an award of approximately $39,000,000 in favor of Houston General.

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

      INSURANCE  LIABILITY  -  As  a  consequence  of  the  September  11,  2001 tragedies, one of the Company's former insurance carriers, Reliance, incurred potential claim losses that were greatly in excess of its ability to pay them. Consequently, the Pennsylvania Insurance Commissioner placed Reliance in receivership in October 2001. Reliance had been an insurer of the Company's automotive contracts until August 2000. The Company was the obligor under approximately 20% of the outstanding Reliance-insured contracts. As disclosed in Note 3 and 4 above, Butler assumed the obligations of the Company and the estimated claims loss was charged to operations in 2002.

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

                                                FOR THE YEARS ENDED MARCH 31,
                                        -----------------------------------------------
                                            2003            2002              2001
                                          RESTATED        RESTATED          RESTATED
                                        ------------  ----------------  ---------------
Net income (loss) as reported            $1,466,894     ($16,513,704)    ($11,908,073)
Net income (loss) pro forma              $1,399,608     ($16,755,106)    ($12,730,857)
Shares - Basic                           15,317,881        15,259,437       15,265,114
Basic earnings per share as reported          $0.10           ($1.08)         ($0.78)
Basic earnings per share pro forma            $0.09           ($1.10)          ($0.83)

      Presented below is a summary of the status of the stock options in the plan and the related transactions for the years ended March 31, 2003, 2002 and 2001.

                                                2003                  2002                  2001
                                       ------------------------------------------------------------------
                                                   WEIGHTED              WEIGHTED              WEIGHTED
                                                   AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
                                         SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                       ------------------------------------------------------------------
Options outstanding at beginning of     1,416,283      $1.54  1,185,748      $2.18    582,090      $3.51
year
Granted                                   664,048       0.73    361,253       0.89    671,301       1.23
Canceled/Surrendered                    (687,284)     (2.13)   (70,108)     (1.32)          -          -
Exercised                                 (5,000)     (0.42)          -          -          -          -
Forfeited                                (81,667)     (0.92)   (60,610)     (1.35)   (67,643)     (4.24)
                                       ------------------------------------------------------------------
Options outstanding at end of year     1,306, 380      $1.10  1,416,283      $1.93  1,185,748      $2.18
                                       ==================================================================

                                       ------------------------------------------------------------------
Options exercisable at end of year        662,097      $1.33    531,261      $1.54    164,912      $2.18
                                       ==================================================================

      The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the years ended March 31, 2003, 2002 and 2001 was $0.48, $1.22 and $0.84,
      respectively.

      The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at March 31, 2003.

                                            STOCK OPTIONS                         STOCK OPTIONS
                                             OUTSTANDING                           EXERCISABLE
                             --------------------------------------------   ---------------------------
                                               WEIGHTED        WEIGHTED                      WEIGHTED
                                                AVERAGE        AVERAGE                       AVERAGE
                                               REMAINING       EXERCISE                      EXERCISE
RANGE OF EXERCISE PRICES        SHARES         LIFE (YRS)       PRICE          SHARES         PRICE
---------------------------  -------------   -------------   ------------   ------------   ------------
$0.67 to $0.87                    909,082            7.90          $0.74        227,019          $0.72
$1.3125 to $1.50                  436,008            5.63          $1.33        380,713          $1.33
$2.00                           4,650,000            3.51          $2.00      3,000,000          $2.00
$3.25 to $3.375                   101,290            1.62          $3.35        101,290          $3.27
                             -------------   -------------   ------------   ------------   ------------
Total at March 31, 2003         6,096,380            4.52          $1.97      3,709,022          $1.89
                             =============   =============   ============   ============   ============
Total at March 31, 2002         3,416,283            5.02          $1.78      2,531,257          $1.90
                             =============   =============   ============   ============   ============
Total at March 31, 2001         1,185,748            6.64          $2.18        264,912          $2.18
                             =============   =============   ============   ============   ============

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

      On October 1, 2002, as part of the between the Company and GAIC to provide extended credit terms, GAIC received options to purchase up to 1,650,000 shares of common stock at an exercise price of $2.00 per share (the "GAIC Options"). If GAIC exercises all of these options, it would own approximately 10.8% of the Company's outstanding shares. As the options had no value under the Black-Scholes option pricing model, no compensation expense was recorded in the Company's results of operations for the fiscal year ended March 31, 2003.

      On June 11, 2002, simultaneously with the settlement of the litigation with Staples, the Company granted Staples options to purchase 1,000,000 shares of common stock at an exercise price of $2.00 per share (the "Staples Options"). If Staples exercises all of the options, it would hold an equity position in Warrantech of approximately 6.5% of the Company's outstanding shares.

      On August 24, 2001, simultaneously with the settlement of the litigation among Service Guard Insurance Agency, Inc., AIG and related entities, the Company granted AIG options to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share (the "AIG Options"). If AIG exercises all of the options, it would own approximately 12% of the Company's outstanding common shares. The fair value of the above options, as determined under the Black-Scholes option pricing model, of $21,000 in fiscal 2003 and $0 in fiscal 2002 was charged to operations.

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

15.   OTHER INCOME (EXPENSE)

      Other income (expense) consists of the following:

                                                          FOR THE YEARS ENDED MARCH 31,

                                                    2003              2002               2001
                                                   RESTATED         RESTATED           RESTATED
                                                 -----------       -----------      ---------------
               Interest and dividend income        $647,372          $855,877           $1,292,335
               Interest expense                   (275,185)         (217,072)            (234,102)
               Gain (loss) on sale of assets       (70,463)          (45,018)             (23,258)
               Credit card usage rebate             453,760           147,735                 -
               Miscellaneous income (expense)        18,790           115,944             (12,463)
                                                 -----------       -----------      ---------------
                   Total other income (expense)    $774,274          $857,466           $1,022,512
                                                 ===========       ===========      ===============

16.   SIGNIFICANT CUSTOMERS

      During the fiscal year ended March 31, 2003, the Company did not have any customers which accounted for more than 10% of the Company's consolidated gross revenues. In 2003, 2002, and 2001 gross revenues from a significant customer were $13.6 million, $13.9 million and $11.6 million, respectively, which accounted for 9%, 12% and 9% of the Company's total gross revenues, respectively. In 2003, 2002 and 2001 gross revenues from another customer were $0 million, $0 million and $15.6 million, respectively, which accounted for 0%, 0% and 12% of the Company's total gross revenues, respectively. Because Warrantech could not reach an agreement with this customer to extend its agreement on terms which would not erode the profitability of the program, the program expired on February 26, 2001.

17.   EARNINGS PER SHARE

      The computations of earnings per share for the years ended March 31, 2003, 2002 and 2001 are as follows:

                                                                       FOR THE YEARS ENDED MARCH 31,
                                                        ---------------------------------------------------------
                                                             2003                 2002                 2001
                                                           RESTATED             RESTATED             RESTATED
                                                        ----------------    ------------------    ---------------
Numerator:
    Net income (loss) applicable to common stock             $1,466,894         ($16,513,704)      ($11,908,073)
                                                        ================    ==================    ===============

Denominator:
    Average outstanding shares used in the
      computation of per share earnings:
        Common stock issued-basic shares                     15,317,881            15,259,437         15,265,114
        Stock options (treasury method)                          81,029                     -                  -
                                                        ----------------    ------------------    ---------------
        Diluted shares                                       15,398,910            15,259,437         15,265,114
                                                        ================    ==================    ===============
Earnings (loss) per common share:
     Basic                                                        $0.10               ($1.08)            ($0.78)
                                                        ================    ==================    ===============
     Diluted                                                      $0.10               ($1.08)            ($0.78)
                                                        ================    ==================    ===============

18.   ACCUMULATED OTHER COMPREHENSIVE INCOME

      The components of accumulated other comprehensive income, net of related tax, for the years ended March 31, 2003, 2002 and 2001 were as follows:

                                                              FOR THE YEARS ENDED MARCH 31,
                                                   ----------------------------------------------------
                                                        2003               2002               2001
                                                   ---------------     --------------     -------------
Unrealized gain/(loss) on investments                     $18,046             $4,333           $13,269
Accumulated translation adjustments                     (215,020)           (56,361)          (45,218)
                                                   ---------------     --------------     -------------
Accumulated other comprehensive income                 ($196,974)          ($52,028)         ($31,949)
                                                   ===============     ==============     =============


19.   SEGMENT INFORMATION

      The Company operates in three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, motorcycles, recreational vehicles and automotive components, which are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment develops, markets and administers extended warranties and product replacement plans on household appliances, consumer electronics, televisions, computers, home office equipment and homes and which are sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers. Warrantech also markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States and Canada, predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean. Other includes intersegment eliminations of revenues and receivables and net unallocated Corporate expenses and Butler.

                                                    CONSUMER                        REPORTABLE
YEAR ENDED                         AUTOMOTIVE      PRODUCTS      INTERNATIONAL      SEGMENTS         OTHER           TOTAL
-------------------------------------------------------------------------------------------------------------------------------

MARCH 31, 2003 RESTATED *
-------------------------
Revenues                            108,025,461     33,681,861         5,359,710    147,067,032       (312,421)    146,754,611
Profit (loss) from operations         4,846,609        695,847            94,101      5,636,557     (4,557,323)      1,079,234
Pretax income (loss)                (1,393,253)      (344,476)            88,121    (1,649,608)       3,503,118      1,853,510
Net interest income (expense)          (47,769)          1,935             8,680       (37,153)         409,341        372,187
Depreciation/amortization               382,361      1,688,070            86,885      2,157,316       1,727,738      3,885,054
Total assets                        172,316,655     66,782,796         2,914,806    242,014,257      18,231,623    260,245,876

MARCH 31, 2002 RESTATED *
-------------------------

Revenues                             78,213,598     35,814,761         4,519,949    118,548,308       (410,446)    118,137,862
Profit (loss) from operations         5,276,711    (4,252,270)         (578,137)        446,304    (26,231,618)   (25,785,314)
Pretax income (loss)                    822,148    (6,425,410)         (907,600)    (6,510,862)    (18,416,986)   (24,927,848)
Net interest income                      95,081         55,526            26,477        177,083         461,722        638,805
Depreciation/amortization               398,229      1,674,238            79,999      2,152,466       2,327,976      4,480,442
Total assets                        110,943,805     71,657,078         3,168,070    185,768,953      23,862,652    209,631,605

MARCH 31, 2001 RESTATED *
-------------------------

Revenues                             68,487,236     57,569,802         4,808,891    130,865,929       (361,474)    130,504,455
Profit (loss) from operations         3,046,891    (4,841,326)       (2,106,859)    (3,901,294)    (15,022,771)   (18,924,065)
Pretax income (loss)                (1,066,016)   (12,586,606)         1,392,294   (12,260,328)     (5,641,225)   (17,901,553)
Loss on abandonment of assets                 -              -         1,029,731      1,029,731        -           (1,029,731)
Net interest income                     68,219          52,383          (16,851)        103,751         954,482     1,058,233
Depreciation/amortization               831,016      1,871,897           768,762      3,471,675       2,945,440      6,417,115
Total assets                         74,684,570     78,454,232         2,879,066    156,017,869       7,436,171    163,454,040

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

      The following fiscal 2003 and 2002 restated quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 2002 and 2001 and March 31, 2003 and 2002 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made for a fair presentation of the results shown.


                                   QUARTER ENDED            QUARTER ENDED            QUARTER ENDED           QUARTER ENDED
                                      JUNE 30,              SEPTEMBER 30,             DECEMBER 31,              MARCH 31,
                                 2002        2001         2002        2001         2002        2001         2003         2002
                               Restated    Restated     Restated    Restated     Restated    Restated     Restated     Restated
                            --------------------------------------------------------------------------------------------------------
Net Revenues                  23,148,796  21,000,986   23,621,224  25,796,170   23,654,470  20,242,503   27,812,857   27,718,788
Gross Profit                   8,892,227   6,849,344    9,100,273   6,822,345    8,698,554   5,955,235    8,996,953  (11,484,094)
Income (loss)
  from operations                782,997  (2,324,443)     330,149  (1,480,627)     600,617  (2,053,153)    (634,529) (19,927,091)
Income (loss)
  before provision
  for income taxes             1,010,884  (2,131,454)     668,770  (1,330,552)     829,517  (1,695,525)    (655,661) (19,770,317)
Net income (loss)                774,511  (1,305,297)     418,533    (942,064)   1,468,749  (1,084,927)  (1,194,899) (13,181,416)

Earnings (loss) per share
   Basic                     $      0.05 ($     0.09) $      0.03 ($     0.06) $      0.10 ($     0.07) ($     0.07) ($     0.86)
   Fully Diluted             $      0.05 ($     0.09) $      0.03 ($     0.06) $      0.09 ($     0.07) ($     0.07) ($     0.86)

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

------------------------------------------------------------------------------------------------------------------------------------
                   Column                          Column                     Column                     Column            Column
                      A                               B                          C                          D                 E
------------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions
                                                 Balance at     ------------------------------------                     Balance at
Description                                       Beginning     Charged to Costs  Charged to Other    Deductions-          End of
                                                   of Year         and Expense    Accounts-Describe   Describe (a)          Year
----------------------------------------------------------------------------------------------------------------------------------
Year Ended March 31, 2003
   Allowance for doubtful accounts:
              Trade A/R                                $256,019          $150,444                      $176,399          $230,064
              Other A/R                                       -                 -                             -                 -

Year Ended March 31, 2002
   Allowance for doubtful accounts:
              Trade A/R                              $1,079,946                 -                       823,927          $256,019
              Other A/R                                  45,500                 -                        45,500                 -

Year Ended March 31, 2001
   Allowance for doubtful accounts:
              Trade A/R                              $1,164,125            15,067                        99,246        $1,079,946
              Other A/R                               1,168,891                 -                     1,123,391            45,500

(a)   Amount of receivables charged to the allowance during the year.

           See independent auditor's report and accompanying notes to consolidated financial statements

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

10(g) Insurance policy among Warrantech Consumer Product Services, Inc. and Warrantech Caribbean LTD and Great American Insurance Company pertaining to Service Plan Agreement. Incorporated by reference to Exhibit 10(u) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

10(h) Schedule 10(h) identifying contracts that are substantially similar to Exhibit 10(g), the Insurance policy among Warrantech Consumer Product Services, Inc. and Warrantech Caribbean LTD and Great American Insurance Company pertaining to Service Plan Agreement, in all material respects except as to the parties thereto, the dates of execution, or other details. Incorporated by reference to Exhibit 10(v) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

10(i) Obligor Agreement between Butler Financial Solutions, LLC and Warrantech Corporation dated April 1, 2000. Incorporated by reference to Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, file no. 0-13084.

10(j) Master Agreement between Butler Financial Solutions, LLC and Warrantech Corporation dated November 21, 2001. Incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, file no. 0-13084.

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

10(w) Employment Agreement dated April 1, 2003 between Warrantech Corporation and Randall San Antonio. Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, file no. 0-13084.

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

21              Subsidiaries  of  the  Company.  Incorporated  by  reference  to
                Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, file no. 0-13084.

*31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1 Statement by the Chief Executive Officer and the Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THERETO DULY AUTHORIZED.


                                         WARRANTECH CORPORATION

Dated: July 2, 2004                      By: Joel San Antonio

                                             /s/ Joel San Antonio
                                             --------------------------------
                                             Joel San Antonio,
                                             Chairman of the Board and
                                             Chief Executive Officer


Dated:        July 2, 2004               By: Richard F. Gavino
                                             --------------------------------
                                             /s/ Richard F. Gavino
                                             Richard F. Gavino,
                                             Executive Vice President and
                                             Chief Financial Officer

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON JULY 2, 2004.


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


/s/ Richard Rodriguez       Director
-------------------------
Richard Rodriquez