Form 10-K
period 2004-03-31
WARRANTECH CORP
filed 2004-08-17
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended March 31, 2004
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     for the transition period from _______ to _______


                           Commission File No. 0-13084


                             WARRANTECH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    13-3178732
   -------------------------------            ---------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization


  2200 Highway 121, Suite 100 Bedford, Texas                 76021
  -------------------------------------------              ---------
   (Address of Principal Executive Offices)                (Zip Code)


        Registrant's telephone number, including area code (800) 544-9510
                                                           --------------


           Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange on Which Registered
----------------------------           -----------------------------------------
Common Stock $.007 par value                             None


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.007 par value

                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2003, based upon the closing price of the registrant's common stock on September 30, 2003, was $18,423,261 (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

         The number of shares outstanding of the registrant's common stock as of July 30, 2004 was 15,398,674.

                       Documents Incorporated By Reference
                                      None

Index to Exhibits is on page 40.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------
                                     PART I

Item 1   Business...........................................................1

         General............................................................1
         Sales and Marketing................................................4
         Significant Customers..............................................5
         Competition........................................................5
         Contract Obligors..................................................5
         Insurance Coverage.................................................6
         Federal and State Regulation.......................................7
         Intellectual Property..............................................8
         Employees..........................................................8

Item 2   Properties.........................................................9

Item 3   Legal Proceedings..................................................9

Item 4   Submission of Matters to a Vote of Security Holders................9

                                     PART II

Item 5   Market for Registrant's Common Equity and Related
          Stockholder Matters..............................................10

Item 6   Selected Financial Data...........................................10

Item 7   Management's Discussion and Analysis of Financial Condition
          and Results of Operation.........................................11

         Cautionary Statement Regarding Risks and Uncertainties That May
         Affect Future Results.............................................11
         SEC Review of the Company's Filings...............................11
         General...........................................................13
         Insurer in Liquidation............................................14
         Butler Financial Services LLC.....................................15
         Results of Operations.............................................16
         Agreements........................................................19
         Liquidity and Capital Resources...................................20
         Loans to Directors................................................20
         Commitments.......................................................21
         Critical Accounting Policies......................................22

Item 7A  Qualitative and Quantitative Disclosures About Market Risk........24

Item 8   Financial Statements and Supplementary Data.......................F-1

Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................25

Item 9A  Controls and Procedures...........................................25

         Disclosure Controls and Procedures................................25
         Internal Controls.................................................25

                                    PART III

Item 10  Directors and Executive Officers of the Registrant................26

         Directors.........................................................26
         Other Executive Officers and Key Employees........................27
         Compliance with Section 16(a) ....................................27
         Code of Ethics and Business Conduct...............................27

Item 11  Executive Compensation............................................28

         Compensation Table................................................28
         Option Grants in Last Fiscal Year.................................28
         Options Exercised and Holdings....................................29
         Directors' Compensation...........................................29
         Employment Agreements.............................................30
         Other Incentives and Compensation.................................31
         Compensation Committee Interlocks and Insider Participation.......32
         Report of the Compensation Committee of the Board of Directors....33
         Performance Graph.................................................35

Item 12  Security Ownership of Certain Beneficial Owners and Management....36

         Table of Management's Stock Ownership.............................36
         Securities Owned by Certain Beneficial Owners.....................37

Item 13  Certain Relationships and Related Transactions....................38

         Loans to Directors................................................38
         Third Party Relationships.........................................38

Item 14  Principal Accounting Fees and Services............................39

         Audit Fees........................................................

                                     PART IV

Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..40
         Documents Filed as Part of this Report............................40
         Reports on Form 8-K...............................................40
         Exhibits..........................................................41
         Financial Statement Schedules.....................................40
         Signatures........................................................45
         Certifications of the CEO and CFO.................Exhibits 31 and 32
         Index to Consolidated Financial Statements........................F-1
         Financial Statement Schedules.....................................F-30

                                     Part I
                                     ------

Item 1.  Business
         --------

General
-------

         Warrantech Corporation, a Delaware corporation, and its subsidiaries (collectively, "Warrantech" or the "Company") maintains executive offices and operating facilities at 2200 Highway 121 Suite 100 Bedford, Texas 76021, where the telephone number is (800) 544-9510.

         Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis, the Company contracts with highly rated independent insurance companies or risk retention groups available to provide coverage for the Plans sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans.

         Plans issued under the Company's Programs provide consumers with expanded and/or extended product breakdown coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's Programs provide clients with the opportunity for increased revenue and income without incurring the costs and responsibilities of operating their own programs.

         The Plans generally have terms extending up to one hundred twenty (120) months or, in the case of mileage based Plans, up to one hundred fifty thousand (150,000) miles. All repairs and/or replacements required under the Plans are performed by independent third party repair facilities or dealers. The cost of any repair or replacement is generally paid by the applicable insurance company. Notwithstanding the forgoing, however, certain Plans were insured by Reliance Insurance Company ("Reliance") which was placed in liquidation in 2002. For a more detailed discussion of claims handling under Plans insured by Reliance, see "Management's Discussion and Analysis-Insurer in Liquidation" below. For a more detailed discussion of the responsibilities of obligors and insurers under the Plans, see "Contract Obligors" and "Insurance" below.

         Essential to the Company's success is its ability to capture, maintain, track and analyze (collectively, "Maintain") all relevant information regarding its Plans. The Company has internally developed, and continues to develop, and operate proprietary computer software that allows it to maintain millions of Plans. The software includes custom designed relational databases with interactive capabilities. The Company's computer systems provide ample capacity and processing speed for its current and future requirements. Additionally, Warrantech's web-enabled applications such as VSCOnline(R) and WCPSOnline(R) facilitate information exchange with outside businesses such as clients and service centers via the Internet. These applications optimize the data acquisition, service processing and claims processing functions. The software programs also allow for the analysis of current and historical statistical data which the Company uses to monitor its Programs and support future growth.

         The Company operates in three major business segments: Automotive, Consumer Products and International, each of which is discussed below.

Warrantech Automotive Segment
-----------------------------

         The Company's Automotive segment designs, develops, markets and acts as a third party administrator for vehicle service contract ("VSC") Programs and other related automotive after-sale products, all of which enhance the dealer's profitability from the sale of automobiles, light trucks, recreational vehicles, personal watercraft and automotive components. These products are sold principally by franchised and independent automobile dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers.

         Warrantech Automotive utilizes the services of approximately one hundred fifty (150) independent sales representatives to call on clients to solicit their use of the VSC Programs. At this time, VSC's are being sold in forty-nine (49) states.

         The VSC is a contract between the dealer/lessor or third party obligor (or, for the States of California and Florida only, Warrantech Automotive) and the vehicle purchaser/lessee that offers coverage for a term extending up to one hundred twenty (120) months or, in the case of mileage based VSC's, up to one hundred fifty thousand (150,000) miles. Coverage is available in the event of the failure of a broad range of mechanical components occurring during the term of the VSC, other than failures covered by a manufacturer's warranty.

         Warrantech Automotive relies on its high quality products, exceptional customer service, fair product pricing, prompt reaction to client needs and recognition of new market opportunities to maintain its competitive position. Under the Programs marketed and administered by Warrantech Automotive, it provides a variety of services to its clients including, but not limited to, development and distribution of marketing materials, processing dealer produced VSC's and adjudicating claims filed by VSC holders under the terms of their respective VSC's.

         Although each VSC sold or issued under a Program designates an obligor that is legally responsible for the cost of valid repairs or replacements made thereunder, those liabilities are fully insured by an independent insurance company that is ultimately responsible for such costs. Currently, Great American Insurance Company ("GAIC") is the primary insurer of Warrantech Automotive's VSC Programs. On reinsurance Programs offered to automobile dealerships and other specialty marketers, the Company also has an agreement with Heritage Warranty Insurance Risk Retention Group, Inc. ("Heritage"). During the immediately preceding five-year period, a portion of the Warrantech VSC Programs were insured by either Reliance (see "Management's Discussion and Analysis - Insurer in Liquidation" below), the New Hampshire Insurance Company or other American International Group, Inc. companies.

In 2004, 2003 and 2002 the Automotive segment received $7.6 million, $9.7 million and $9.8 million, respectively in gross revenues from one significant client, which accounted for 7%, 9% and 13% of the Automotive segment's total gross revenues, respectively. Additionally, in 2004, 2003 and 2002 the Automotive segment received from a second client, gross revenues of $12.1 million, $13.6 million and $0 million, respectively, which accounted for 12%, 13% and 0% of the Automotive segment's total gross revenues.

Warrantech Consumer Products Segment
------------------------------------

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

         The programs marketed and administered by Warrantech Consumer Products require that the selling dealer, distributor or manufacturer enter into an agreement outlining the duties of each party. Those duties specifically assumed by Warrantech Consumer Products include the development and distribution of marketing materials, sales and motivational training, processing of service contracts, operating a call center and the adjustment and payment of claims. It has also entered into service center agreements with independent third party, authorized repair facilities located throughout the United States and Canada. These service center agreements bind the amount of reimbursement the repair facility will receive for performance on a repair claim.

         Effective February 12, 2000, the Company entered into an agreement with GAIC pursuant to which GAIC insures any new service contracts issued in North America or Puerto Rico. Insurance for service contracts issued between August 1, 1997 until February 12, 2000 are covered by Cigna Insurance Company.

         In 2004, 2003 and 2002 the Consumer Products segment received $5.8 million, $4.5 million and $4.8 million, respectively, in gross revenues from a significant client which accounted for 15%, 13% and 13% of the segment's gross revenues, respectively. Additionally, in 2004, 2003 and 2002 the Consumer Products segment received from a second client, gross revenues of $15.3 million, $13.8 million and $14.0 million, respectively, which accounted for 39%, 41% and 39% of the Consumer Products segment's total gross revenues, respectively. Finally, in 2004, 2003 and 2002 the Consumer Products segment received from a third client, gross revenues of $11.2 million, $9.4 million and $9.3 million, respectively, which accounted for 29%, 28% and 26% of the Consumer Products segment's total gross revenues. The Company has extended its contracts with its three significant clients through 2005 and 2006.

Warrantech International Segment
--------------------------------

         Warrantech International designs, develops, markets and acts as a third party administrator for many of the same Programs and services outside the United States that Warrantech Automotive and Warrantech Consumer Products market and administer in the United States and Canada..

         Warrantech International conducts its efforts on a direct basis and has developed relationships with retailers and distributors throughout the Caribbean, Central America and South America. It is currently doing business in Puerto Rico, Guatemala, El Salvador, Chile and Peru. The Company believes its expansion in Latin American markets will be facilitated by its strategic alliance with Atento, a multi-national call center owned by Spain's Grupo Telefonica, which should allow Warrantech International to readily enter markets in Latin America where Atento has existing call center operations.

         The Programs administered by Warrantech International consist of Plans between the purchaser and the retailer/dealer or the insurance company and typically offer coverage similar to that offered by Warrantech Automotive and Warrantech Consumer Products. Coverage is available in the event of the failure of a broad range of mechanical components occurring during the term of the Plan, other than failures covered by a manufacturer's warranty.

     Warrantech International has fewer direct competitors in Central and South America than the Company's other segments face in the United States and Canada. Its competitive position is also enhanced by experienced local management, flexibility, prompt reaction to client needs and strategic alliances such as the one with Atento described above.

         Although a Plan sold or issued under a Program may designate an obligor, other than the applicable insurance company, that is legally responsible for the cost of valid repairs or replacements made thereunder, those liabilities are fully insured by an independent insurance company that is ultimately responsible for such costs. Insurance coverage has been and continues to be provided by Cruz del Sur in Chile, La Positiva in Peru, Universal Insurance Company and GAIC in Puerto Rico and GAIC in Guatemala and El Salvador. Effective September 2003, as a result of terminating its relationship with Universal Insurance Company, it suspended its Automotive program in Puerto Rico. The Company is in the process of establishing insurance programs with another carrier for its automotive products in Puerto Rico.

         In 2004, 2003 and 2002 the International segment received $1.9 million, $1.4 million and $0.2 million, respectively, in gross revenues from a significant client which accounted for 25%, 27% and 3% of the segment's gross revenues, respectively. Additionally, in 2004, 2003 and 2002 the International segment received from a second client gross revenues of $1.5 million, $0.7 million and $0.1 million, respectively, which accounted for 19%, 14% and 2% of the International segment's total gross revenues, respectively. Finally, in 2004, 2003 and 2002 the International segment received from a third client that severed relations with the Company during fiscal 2004, gross revenues of $1.0 million, $1.5 million and $0.3 million, respectively, which accounted for 12%, 28% and 6% of the International segment's total gross revenues.

Sales and Marketing
-------------------

         Each business segment is responsible for its own sales and marketing activities. These activities are managed by the segment's own personnel. In certain circumstances, the business segments have entered into marketing agreements with independent organizations that solicit clients at their own expense, and receive a commission on all Plans sold by such clients.

         The Warrantech business segments endeavor to improve Program performance through participation in cooperative marketing programs that may be jointly funded by Warrantech and the client or independent sales representatives.

         Training and motivational programs are an important form of the specialized assistance provided by the Company to increase the effectiveness and profitability of Program sales efforts. The Company also develops informational and promotional materials and conducts informational meetings either at the client's place of business or an offsite facility with the goal of improving Program effectiveness. The Company also uses its state-of-the-art training facility, located at its Bedford, Texas corporate offices, to provide a variety of training and educational programs to its internal personnel, thereby increasing their effectiveness and efficiency.

         Warrantech also markets directly to the ultimate consumer on behalf of the retailer and for manufacturer's programs through telemarketing and direct mail campaigns. These direct marketing campaigns generate sales through renewals of expiring Plans and initiating sales to customers who did not buy a Plan at the time of product purchase.

Significant Customers
---------------------

         During the fiscal year ended March 31, 2004, the Company had one customer which accounted for more than 10% of the Company's consolidated gross revenues. In 2004, 2003 and 2002 gross revenues from this significant customer were $15.3 million, $13.8 million and $14.0 million, respectively, which accounted for 11%, 9% and 12% of the Company's total gross revenues, respectively.

Competition
-----------

         Although accurate information on private companies is difficult to obtain, the Company believes it is among the ten (10) largest independent third party administrators in the United States. All of the Company's business segments compete with subsidiaries and/or divisions of major financial institutions and insurance companies such as Aon and American International Group. The segments also compete against programs offered by product manufacturers. This is particularly true for the Automotive segment which competes against VSC programs offered by major manufacturers such as General Motors, Ford and Chrysler. The Company acknowledges that a number of these competitors have significantly more employees, greater financial resources and more immediate name recognition than the Company. It believes, however, that its broad client base and the competitive strengths and advantages described above have allowed it to compete effectively and will enable it to grow its business in the future.

Contract Obligors
-----------------

         Each Plan contains the name of a designated obligor that is legally responsible for the cost of any valid claim submitted under the Plan. The Company, however, arranges for an independent insurance company to issue a policy on behalf of the named obligor that covers all of the obligor's liabilities under the Plan. As a result, the insurance company is ultimately responsible for paying the cost of any and all valid claims submitted under the Plan. In the event, however, that the insurance company refuses or is unable to pay a covered claim, the designated obligor will be responsible for the payment and it will have recourse against the insurance company or its estate (in the event of an insolvency or liquidation) to recover the payment.

         Prior to April 1, 2000, one of the Company's subsidiaries or a retailer/dealer would routinely be named the obligor under the Plans. Since April 1, 2000, however, Butler Financial Services, LLC ("Butler"), a company unrelated to Warrantech but included in the Company's financial results due to its close transactional ties with the Company, has served as the obligor under all Plans sold or issued under a Program in exchange for a fee payable by the seller or issuer of the Plan. Notwithstanding the forgoing, however, a Company subsidiary continues to act as the designated obligor for Plans sold in the States of California and Florida due to regulatory considerations. Furthermore, Butler has contractually assumed the liabilities of the obligor under all pre-existing Plans in which one of the Company's subsidiaries was named as the designated obligor. The liabilities of the designated obligor under these pre-existing Plans were insured by an independent insurance company and, as a result of this assumption by Butler, the coverage afforded by these insurance policies now benefits Butler as the named obligor.

         Certain of the Plans under which Butler is the designated obligor were insured by Reliance. The liquidation of Reliance (see "Management's Discussion and Analysis - Insurer in Liquidation" below) has eliminated Butler's insurance coverage under those Plans. Warrantech Automotive is the obligor, as well as the administrator, under some of the VSC's that were insured by Reliance. As the obligor, Warrantech Automotive is ultimately responsible for paying the valid claims submitted under those VSC's in which Warrantech Automotive is the designated obligor. Prior to Reliance's liquidation, Reliance paid the cost of such covered claims under the insurance policies it provided. Subsequent to the liquidation of Reliance, however, insurance coverage for Warrantech Automotive's obligations under those VSC's was no longer available

         Funding to cover these uninsured claims is provided by a special surcharge, which is payable on certain VSC's sold after November 19, 2001. This surcharge will be paid by clients through which Reliance-insured VSC's were sold. These funds will be used to pay valid claims submitted under VSC's previously insured by Reliance.

         For financial reporting purposes, for the reasons stated in Footnote 3 & 4 of the Financial Statements annexed to this Report, the Company has adopted a policy to treat the Butler-obligor contracts as if they were contracts in which Warrantech was the legal obligor. As a result, the Company recognizes revenues under such contracts pursuant to FASB Technical Bulletin 90-1. The Company also includes, as its own liabilities, liabilities of Butler relating to such contracts. Additionally, because the Company is treating the Butler-obligor contracts as Warrantech obligor contracts for financial purposes, the Company excludes from its financial statements the transactions between Warrantech and Butler. Adopting these policies for accounting reporting purposes does not alter the legal obligations under the applicable agreements in which the Company is not responsible for, and has not assumed, the obligations of Butler. Butler remains legally obligated under such agreements and the service contracts in which it is the named obligor.

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

Insurance Coverage
------------------

         Each Plan contains the name of a designated obligor that is legally responsible for the cost of any valid claim submitted under the Plan. The Company, however, arranges for an independent insurance company to issue a policy on behalf of the named obligor that covers all of the obligor's liabilities under the Plan. As a result, the insurance company is ultimately responsible for paying the cost of any and all valid claims submitted under the Plan.

         For each Plan sold or issued, the insurance company is entitled to receive a contractually fixed amount that is included in the selling price of the Plan. Generally, this amount is collected by the retailer/dealer at the time of sale and forwarded to the Company at contractually agreed intervals. The Company then holds this amount until required to remit it to the insurance company at contractually agreed intervals. The Company's obligations with respect to such amounts are purely administrative and it acquires no rights in or to such amounts by the performance of its obligations. The calculation of these amounts is based upon the insurance company's actuarial analysis of claims data collected and maintained for each type of coverage and Plan term. Once the retailer/dealer has remitted such contractually fixed amount to the Company, the insurer is fully liable for all valid claims submitted under the applicable Plan, even if such contractually fixed amount is insufficient to cover the cost of such claims.

         Currently, GAIC is the primary insurer of Warrantech Automotive's VSC Programs. On reinsurance Programs offered to automobile dealerships and other specialty marketers, the Company also has an agreement with Heritage, a risk retention group that is not rated by any nationally recognized rating agency.

One or more reinsurance companies, contracted by Heritage, participate in this Program as well. During the immediately preceding five-year period, portions of the Warrantech VSC Programs were insured by Reliance (see "Management's Discussion and Analysis - Insurer in Liquidation" below), the New Hampshire Insurance Company and other member companies of American International Group, Inc. ("AIG").

         GAIC also insures Plans issued under Programs marketed and administered by Warrantech Consumer Products after February 12, 2000. During the immediately preceding five-year period, insurance for Plans issued under such Programs was provided by Reliance (see "Management's Discussion and Analysis - Insurer in Liquidation" below) and CIGNA Insurance Company.

         Except as otherwise noted herein, current insurance coverage is provided by highly rated independent insurance companies. As noted above, in the United States and Canada providers include GAIC which is rated A (Excellent) and Heritage which is an unrated risk retention group. Certain Programs have been or are currently insured by (i) New Hampshire Insurance Company and/or other AIG member companies and Tokio Marine & Fire Insurance Company, each of which is rated A++ (Superior) and (ii) CIGNA Insurance Company (acquired by ACE Insurance Company) which is rated A (Excellent). Internationally, insurance coverage was provided by Universal Insurance Company in Puerto Rico on automotive programs through August 2004, rated A - (Excellent), Cruz del Sur in Chile, and La Positiva in Peru. All ratings for the United States, Canada and Puerto Rico are made by A.M. Best Company.

         Agreements between the Company and the insurers may contain profit-sharing features that permit the Company to share in underwriting profits earned under the Programs. The amounts to be received, if any, are determined in accordance with certain specified formulas based upon the type of program and the policy year. Certain of these agreements require interim calculations and distributions for various Programs, with final calculations being made as Plan terms expire. The Company recognized $173,609.56 and $71,784 in profit sharing through its International segment in the fiscal year ended March 31, 2004 and 2003, respectively. No profit sharing was recognized for the fiscal year ended March 31, 2002.

Federal and State Regulation
----------------------------

         The Programs designed, developed and marketed by the Company's subsidiaries and their related operations are regulated by federal law and the statutes of a significant number of states. The Company continually reviews all existing and proposed statutes and regulations to ascertain their applicability to its existing operations, as well as to new Programs that the Company is developing.

         Generally, these statutes apply to the scope of service contract coverage and the content of the service contract or limited warranty document. Statutes typically require specific wording that expressly states the consumer's rights in the event of a claim, how the service contract may be canceled, and identification of the insurance company that insures the named obligors against the cost of valid claims submitted under the service contract.

         Insurance departments in some states have sought to interpret the consumer product service contract, or certain specific items covered under such contract, as a form of insurance requiring that the issuer be a duly licensed and chartered insurance company. The Company does not believe that it or any of its subsidiaries is an insurer and has no intention of filing the documents or meeting the capital and surplus requirements that are necessary to obtain a license as an insurance company.

         There are instances where the applicability of statutes and regulations to Programs and/or compliance therewith, involve issues of interpretation. The Company uses its best efforts including, but not limited to, consultation with legal and regulatory professionals to comply with applicable statutes and regulations. It cannot, however, be certain that its interpretations, if challenged, would be upheld by a court or regulatory body. In any situation in which the Company has been specifically notified by a regulatory body that its methods of doing business were not in compliance with applicable laws or regulations, the Company has taken the steps necessary to comply.

         If the Company's right to operate in a state is challenged successfully, the Company may be required to cease operations in such state and, in certain circumstances, financial sanctions may be imposed against the Company. These actions, should they occur, could have an adverse impact on the Company's operations. Within the framework of currently known statutes and regulations, however, the Company does not believe that this is a material concern at this time.

         In order to reduce its operating costs, the Company has begun a reorganization of its corporate structure that involves the transfer of some of the Company's operations from corporate entities to limited partnerships. This reorganization should have no effect on the Company or its operations other than a reduction of its franchise tax obligations and other operating costs.

Intellectual Property
---------------------

         The Company holds numerous registered United States trademarks, the most important of which are the "Warrantech" and its stylized "W" logo service marks. Additional service marks are registered covering subsidiary and Program names and descriptions such as "Repairmaster(R)," "RepairGuard(R)," "Xchange Card(R)," "WCPSOnline(R)", "OneWorld(R)" and "VSCOnline(R)." The Company has kept, and intends to keep, the registration for all service marks current.

         The Company has developed proprietary computer software that consists of custom designed relational databases with interactive capabilities. Essential to the success of the Company is its ability to Maintain all relevant data regarding the Plans administered by the Company's business segments. Development costs associated with this proprietary software have been capitalized and are being amortized over the expected useful life of the software.

Employees
---------

         As of March 31, 2004 the Company and its subsidiaries had approximately 361 employees, a decrease of approximately eleven employees from the preceding fiscal year. As of July 16, 2004, the Company had approximately 378 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Item 2.  Properties

         The Company's executive office is located at 121 Airport Centre II, Bedford, Texas. The premises, consisting of approximately 67,800 square feet, is leased pursuant to a lease agreement expiring February 28, 2013, which provides for an annual base rent of $1.2 million. These premises also accommodate the Company's Automotive, Consumer Products, International and Direct Marketing operations.

         Warrantech International's Puerto Rico operations are located in leased premises at 1225 Ponce de Leon Avenue, Santurce, Puerto Rico pursuant to a lease that expires March 31, 2005 and continues on a monthly basis. The lease provides for annual base rent payments of $61,794 for 3,433 square feet.

         Warrantech International's Chile operations are located in leased premises at Avenida 11 de Septembre No. 1881 Officia No. 1619 Providencia, Santiago, Chile. This office supports the operations in Chile, and is Warrantech International's flagship operation to pursue and help implement the Company's international expansion strategies throughout South America. The lease provides for annual base rent payments of $29,900 for 145 square meters.

         Warrantech International's Peru operations are located in leased premises at Avenida Paseo de la Republica #3691 Officina No 501 San Isidro Peru. This office supports the operations in Peru. The lease provides for annual base rent payments of $5,280 for 323 square feet

Item 3.  Legal Proceedings

         Information regarding legal proceedings is set forth in Note 13 in the Notes to Consolidated Financial Statements set forth in "Item 8. - Consolidated Financial Statements and Supplementary Data" under the subheading "Litigation," which is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2004.

                                     PART II

Item 5.  Market for Warrantech's Common Equity and Related Stockholder Matters.

         The Company's common stock, $.007 par value per share (the "Common Stock") trades under the symbol "WTECE.OB." Trades are reported on the Over-The-Counter ("OTC") electronic quotation service of the National Association of Securities Dealers Market Makers.

         As of July 30, 2004, there were 15,398,674 shares of outstanding Common Stock and approximately 862 stockholders of record. On that date, the closing bid price for the Common Stock, as reported on the OTC was $0.70.

         Following is a summary of the price range of the Company's Common Stock during fiscal years 2004 and 2003:

                                   Fiscal 2004                 Fiscal 2003
          Quarter                  High & Low Bid             High & Low Bid
           First             $ 1.68        $   0.96       $ 0.77        $   0.42
           Second            $ 1.50        $   1.05       $ 1.29        $   0.59
           Third             $ 1.42        $   1.01       $ 1.65        $   0.75
           Fourth            $ 1.25        $   0.91       $ 1.50        $   1.05

         No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid in the foreseeable future.

Item 6.  Selected Financial Data

         The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes as of and for the years ended March 31, 2004, 2003 and 2002.

                                                                    For The Years Ended March 31,
                                                 2004            2003            2002            2001            2000
                                             -------------   -------------   -------------   -------------   -------------
Gross Revenues                               $ 149,328,267   $ 146,754,611   $ 118,137,862   $ 130,504,455   $ 160,340,480
Net (increase) decrease in deferred
  revenues                                     (29,366,988)    (48,517,264)    (23,379,415)    (32,982,493)     11,907,274
                                             -------------   -------------   -------------   -------------   -------------
Net revenues                                 $ 119,961,279   $  98,237,347   $  94,758,447   $  97,521,962   $ 172,247,754
                                             =============   =============   =============   =============   =============
Gross Profit                                 $  32,533,661   $  35,688,007   $   8,142,830   $  26,906,576   $  44,235,426
                                             =============   =============   =============   =============   =============
Profit (loss) from operations                $  (1,268,123)  $   1,079,234   $ (25,785,314)  $ (18,924,065)  $ (10,958,642)
                                             =============   =============   =============   =============   =============
Net income (loss)                            $    (516,371)  $   1,466,892   $ (16,513,704)  $ (11,908,073)  $  (7,564,955)
                                             =============   =============   =============   =============   =============
  Basic earnings (loss) per common share     $       (0.03)  $        0.10   $       (1.08)  $       (0.78)  $       (0.64)
                                             =============   =============   =============   =============   =============
  Diluted earnings (loss) per common share   $       (0.03)  $        0.10   $       (1.08)  $       (0.78)  $       (0.64)
                                             =============   =============   =============   =============   =============
  Cash dividend declared                              None            None            None            None            None
                                             -------------   -------------   -------------   -------------   -------------
Total assets                                 $ 257,184,550   $ 260,245,877   $ 209,631,605   $ 163,454,040   $ 149,153,101
                                             =============   =============   =============   =============   =============
Long-term debt and capital lease
 obligations                                 $     980,903   $   1,218,670   $     957,159   $   1,209,853   $   1,668,478
                                             =============   =============   =============   =============   =============
Common stockholders' equity (deficiency)     $ (25,798,951)  $ (25,471,901)  $ (26,460,501)  $  (9,715,827)  $   2,519,870
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

         (d) regulatory or legal changes affecting the Company's business,

         (e) loss of business from, or significant change in relationships with, any major customer,

         (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally,

         (g) the ability to secure necessary capital for general operating or expansion purposes,

         (h) the adverse outcomes of litigation,

         (i) the non-payment of notes due from an officer and two directors of the Company in 2007, which would result in a charge against earnings in the period in which the event occurred,

         (j) the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay the claims under the service contracts, and

         (k) the termination of extended credit terms being provided by the Company's current insurance company.

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

         Butler Contracts

         As a result of discussions with the SEC's Division of Corporation Finance, the Company requested guidance from the SEC's Office of Chief Accountant ("SEC Staff") concerning, the appropriate revenue recognition policy which should be applied by the Company with respect to the Butler-obligor contracts. After considering the guidance received from the SEC Staff, the Company has restated its financial statements for the fiscal years ending on March 31, 2001, 2002 and 2003 in order to change the method of recognizing revenue from service contracts in which Butler is the named obligor and to give effect to certain transactions which relate to Butler Financial Solutions, Inc. These changes are reflected in Footnote 3 & 4 to the Financial Statements in this Annual Report and in the following respects.

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

         Dealer-Obligor Contracts

         Historically, the Company has recognized the major portion of the revenues from the dealer-obligor contracts upon a sale to the consumer by the dealer/retailer and has deferred a minor portion of those revenues. The Company had taken the position that its services consist of two elements - the sale and structuring of the contracts (which accounts for the up front revenue) and the claims adjudication services (the revenue for which is amortized over the life of those services).

         The Company sought guidance on this issue from the SEC Staff. The Company and its accountants, with the guidance of the SEC Staff in early 2004, have determined that, in order to continue to recognize income under the dealer-obligor contracts in the same manner as it has done historically, the Company must develop adequate evidence of the fair value of the two elements. Without this evidence, the Company would be required to recognize all of the income associated with the dealer-obligor contracts over the life of the contracts. This would have the effect of deferring to later periods the substantial portion of these revenues which the Company has previously recognized up front. This would then have the further effect of substantially deferring the current year's income to future periods and may in fact cause the Company to recognize a current net loss.

         The SEC Staff offered its guidance that the Company's evidence to date has not been sufficient to meet the standards of EITF Abstracts Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables".

         The Company will file its Annual Report on Form 10-K following the SEC Staff's current guidance and recognize all of the income from the Dealer-Obligor Contracts over the life of the contracts.

         These accounting changes do not have an impact on Warrantech's cash flows or its cash balances which the Company believes drives its business. The deferral of revenues to future periods resulted in a significant current negative net worth and a corresponding increase in Deferred Income on the Balance Sheet. However, the revenue recognition accounting change will also have a positive effect on the results for future periods.

General

         Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis, the Company contracts with highly rated independent insurance companies or risk retention groups available to provide coverage for the Plans sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans.

         Plans issued under the Company's Programs provide consumers with expanded and/or extended product breakdown coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's Programs provide clients with the opportunity for increased revenue and income without incurring the costs and responsibilities of operating their own programs.

         The Plans generally have terms extending up to one hundred twenty (120) months or, in the case of mileage based Plans, up to one hundred fifty thousand (150,000) miles. All repairs and/or replacements required under the Plans are performed by independent third party repair facilities or dealers. The cost of any repair or replacement is generally paid by the applicable insurance company. Notwithstanding the forgoing, however, certain Plans were insured by Reliance Insurance Company ("Reliance") which was placed in liquidation in 2002. For a more detailed discussion of claims handling under Plans insured by Reliance, see "Management's Discussion and Analysis-Insurer in Liquidation" below. For a more detailed discussion of the responsibilities of obligors and insurers under the Plans, see "Contract Obligors" and "Insurance" in Item I of this Annual Report on Form 10 K.

         The Company operates in three major business segments: Automotive, Consumer Products and International. The Company's Automotive segment designs, develops, markets and acts as a third party administrator for vehicle service contract ("VSC") Programs and other related automotive after-sale products, all of which enhance the dealer's profitability from the sale of automobiles, light trucks, recreational vehicles, personal watercraft and automotive components. These products are sold principally by franchised and independent automobile dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers.

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

         Warrantech International designs, develops, markets and acts as a third party administrator for many of the same Programs and services outside the United States that Warrantech Automotive and Warrantech Consumer Products market and administer in the United States and Canada..

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

         Warrantech Automotive was the named obligor, as well as the administrator, under certain of the VSC's that were insured by Reliance. As the obligor, Warrantech Automotive was ultimately responsible for paying the valid claims submitted under those VSC's in which Warrantech Automotive is the designated obligor. Additionally, for financial reporting purposes only, Warrantech is treated as the obligor under the service contracts in which Butler is the named obligor. While Warrantech is not obligated to pay claims under such service contracts, it has treated the claims obligations under the Butler-obligor contracts, including the service contracts which were insured by Reliance, as obligations of the Company for financial reporting purposes.

         Prior to Reliance's liquidation, Reliance paid the cost of such covered claims under the insurance policies it provided. Subsequent to the liquidation of Reliance, however, insurance coverage for Warrantech Automotive's obligations under those VSC's was no longer available. However, a non-insurance affiliate of Reliance, Reliance Warranty Company (RWC), which was not placed in liquidation, held premiums totaling approximately $15,892,635 relating to a portion of the service contracts in which Butler, the retailer/dealers and Warrantech Automotive were the named obligors. The Company received $15,892,635 from RWC during the fourth quarter of fiscal 2004 as part of a settlement for claims paid by the Company on behalf of RWC.

         Funding to cover these uninsured claims is provided by a special surcharge, which is payable on applicable VSC's sold under a Program after November 19, 2001. This surcharge will be paid by clients through which Reliance-insured VSC's were sold. These funds will be used to pay valid claims submitted under VSC's previously insured by Reliance.

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

Butler Financial Services, LLC

         Each Plan contains the name of a designated obligor that is legally responsible for the cost of any valid claim submitted under the Plan. The Company, however, arranges for an independent insurance company to issue a policy on behalf of the named obligor that covers all of the obligor's liabilities under the Plan. As a result, the insurance company is ultimately responsible for paying the cost of any and all valid claims submitted under the Plan. In the event, however, that the insurance company refuses or is unable to pay a covered claim, the designated obligor will be responsible for the payment and it will have recourse against the insurance company or its estate (in the event of an insolvency or liquidation) to recover the payment.

         Prior to April 1, 2000, one of the Company's subsidiaries or a retailer/dealer would routinely be named the obligor under the Plans. Since April 1, 2000, however, Butler Financial Services, LLC ("Butler"), a company unrelated to Warrantech but included in the Company's financial results due to its close transactional ties with the Company, has served as the obligor under all Plans sold or issued under a Program in exchange for a fee payable by the seller or issuer of the Plan. Notwithstanding the forgoing, however, a Company subsidiary continues to act as the designated obligor for Plans sold in the States of California and Florida due to regulatory considerations. Furthermore, Butler has contractually assumed the liabilities of the obligor under all pre-existing Plans in which one of the Company's subsidiaries was named as the designated obligor. The liabilities of the designated obligor under these pre-existing Plans were insured by an independent insurance company and, as a result of this assumption by Butler, the coverage afforded by these insurance policies now benefits Butler as the named obligor.

         Certain of the Plans under which Butler is the designated obligor were insured by Reliance. The liquidation of Reliance (see "Management's Discussion and Analysis - Insurer in Liquidation" above) has eliminated Butler's insurance coverage under those Plans.

         For financial reporting purposes, for the reasons stated in Footnote 3 & 4 of the Financial Statements annexed to this Report, the Company has adopted a policy to treat the Butler-obligor contracts as if they were contracts in which Warrantech was the legal obligor. As a result, the Company recognizes revenues under such contracts pursuant to FASB Technical Bulletin 90-1. The Company also includes, as its own liabilities, liabilities of Butler relating to such contracts. Additionally, because the Company is treating the Butler-obligor contracts as Warrantech obligor contracts for financial purposes, the Company excludes from its financial statements the transactions between Warrantech and Butler. Adopting these policies for accounting reporting purposes does not alter the legal obligations under the applicable agreements in which the Company is not responsible for, and has not assumed, the obligations of Butler. Butler remains legally obligated under such agreements and the service contracts in which it is the named obligor.

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

                                 Gross Revenues
                                 --------------

                                     For the Years Ended March 31,
                          -------------------------------------------------
                              2004               2003              2002
                          ------------       ------------      ------------
     Gross revenues       $149,328,267       $146,754,611      $118,137,862
                          ============       ============      ============

Gross revenues for the year ended March 31, 2004 increased $2,573,656 or 2% over fiscal 2003. The Consumer Products and International segments reported increased gross revenues of 16% and 44% respectively, in the year ended March 31, 2004 over 2003, while the Automotive segment reported a decrease in gross revenues of 4% during the same period. Gross revenues for the year ended March 31, 2003 increased $28,616,749 or 24% over 2002. The Automotive and International segments reported increased gross revenues of 38%, and 19% respectively, in the year ended March 31, 2003 over 2002, while the Consumer Products segment reported a slight 6% decrease in gross revenues during the same period.

                                  Direct Costs
                                  ------------

                                For the Years Ended March 31,
                          -------------------------------------------------
                              2004               2003              2002
                          ------------       ------------      ------------
     Direct costs         $ 87,427,618       $ 62,549,340      $ 67,023,904
                          ============       ============      ============

Direct costs are those costs directly related to the production and acquisition of service contracts. These costs consist primarily of insurance premiums and commission expenses. Direct costs for the fiscal year ended March 31, 2004 of $87,427,618, increased $24,878,278 or 40% as compared with $62,549,340 during the fiscal year ended March 31, 2003. Direct costs for the fiscal year ended March 31, 2003 were $62,549,340 as compared with $67,023,904 for the fiscal year ended March 31, 2003, a decrease of 7%. Direct costs as a percent of net revenues decreased from 71% in 2002 to 64%.

                            Claims Expense - Reliance
                            -------------------------

                                        For the Years Ended March 31,
                                 ------------------------------------------
                                     2004           2003           2002
                                 ------------   ------------   ------------
     Claims expense - Reliance   $         --   $         --   $ 19,591,713
                                 ============   ============   ============

Because of the Reliance liquidation, insurance coverage for certain of the Company's obligations under service contracts insured by Reliance was no longer available. Although Butler is the legal obligor, the Company, in accordance with SEC guidance, estimated that claims liability for current and future claims related to the Reliance insurance obligations would be $35,484,348. The Company received $15,892,635 from RWC during the fourth quarter of fiscal 2004 as part of a settlement for claims paid by the Company on behalf of RWC. As a result of the expected settlement, the Company recorded a claims liability expense of $19,591,713 during fiscal 2002, net of the $15,892,635 receivable from RWC.

                                      SG&A
                                      ----

                                       For the Years Ended March 31,
                                 ------------------------------------------
                                     2004           2003           2002
                                 ------------   ------------   ------------
     Legal settlement                      --             --   $   (824,332)
     Service, selling and
      general administrative     $ 29,931,180   $ 30,573,275   $ 30,272,034
                                 ============   ============   ============

         Service, selling and general and administrative expenses ("SG&A") for 2004 decreased $642,095 or 2% compared to 2003. Legal expenses decreased $1,336,499 for the year ended March 31, 2004 compared to 2003, primarily due to the settlement of several lawsuits during fiscal 2003. Employee costs increased from $17,499,958 in fiscal 2003 to $17,843,137 for the year ended March 31, 2004, primarily due to an increase in health care costs. Rent expense increased $312,319 from $1,862,654 for the year ended March 31, 2003 to $2,174,973 for the year ended March 31, 2004, reflecting the Company's move to its new corporate headquarters in Bedford, Texas.

         SG&A for 2003 increased $301,241 or 4% compared to 2002, which did not include an $824,332 legal settlement the Company received in 2002. Legal expenses increased $1,656,377 for the year ended March 31, 2003 compared to 2002, primarily due to litigation expenses related to several lawsuits that were settled during fiscal year 2003. Reflecting the Company's continued cost containment measures, employee costs were down $780,565, or 4%, from $18,280,522 in the year ended March 31, 2002 to $17,499,957 in fiscal 2003, while telephone expenses were reduced 39% or $951,446 from $2,418,892 in the year ended March 31, 2002 as compared to $1,467,446 in the year ended March 31, 2003. Rent expense increased from $1,415,104 for the year ended March 31, 2002 to $1,862,654 for the year ended March 31, 2003, reflecting the Company's move to its new corporate headquarters in Bedford, Texas.

                          Depreciation and amortization
                          -----------------------------

                                       For the Years Ended March 31,
                                 ------------------------------------------
                                     2004           2003           2002
                                 ------------   ------------   ------------

     Depreciation and
      amortization               $  3,280,604   $  3,885,054   $  4,480,442
                                 ============   ============   ============

     Depreciation and amortization expenses were reduced by $604,450 or 16% during 2004 compared to 2003 and by $595,388 or 13% during 2003 compared to 2002. The decrease in depreciation and amortization is the result of the Company's assets maturing and a reduced requirement for capital expenditures for the past few years.

                                  Other Income
                                  ------------

                                         For the Years Ended March 31,
                                  ------------------------------------------
                                      2004           2003           2002
                                  ------------   ------------   ------------
Interest and dividend
 income                           $    615,248   $    647,372   $    855,877
Interest expense                      (690,019)      (275,185)      (217,072)
Gain (loss) on sale of
assets                                   1,195        (70,463)       (45,018)
Credit card usage rebate               541,345        453,760        147,735
Miscellaneous income                   106,691         18,790        115,944
                                  ------------   ------------   ------------
      Total other income          $    574,460   $    774,274   $    857,466
                                  ============   ============   ============

         Other income for 2004 decreased $199,814 or 25% compared to 2003. Higher interest expense, primarily due to the Company's extended payment terms for its insurance premium payable, partially offset by higher miscellaneous income, as a result of the sublease of the Company's former location which ceased in March 2004. Other income for 2003 decreased $83,192, or 10%, compared to 2002, primarily due to a decrease in interest and dividend income and an increase in interest expense, which was offset by an increase in the amount of rebates the Company received from a credit card company.

                               Income Tax Expense
                               ------------------

                                         For the Years Ended March 31,
                                  ------------------------------------------
                                      2004           2003           2002
                                  ------------   ------------   ------------
Income taxes expense
 (benefit)                        $   (177,292)  $    386,616   $ (8,414,144)
                                  ============   ============   ============

         The net deferred tax asset as of March 31, 2004, 2003 and 2002 contained a benefit of $137,456, $205,470 and $594,599, respectively, related to foreign losses. Management does not believe the amount of this benefit is more likely than not to be realized. Accordingly, management has reserved the amount of this benefit.

                              Comprehensive Income
                              --------------------

                                         For the Years Ended March 31,
                                  ------------------------------------------
                                      2004           2003           2002
                                  ------------   ------------   ------------
Net income (loss)                 $   (516,371)  $  1,466,892   $(16,513,704)
Other comprehensive income
 (loss),  net of tax
  Unrealized gain (loss) on
   investments                         (17,083)        13,713         (8,936)
  Foreign currency translation
   adjustments                         364,858       (158,659)       (11,143)
                                  ------------   ------------   ------------
Comprehensive income (loss)       $   (168,596)  $  1,321,946   $(16,533,783)
                                  ============   ============   ============
Comprehensive income (loss)
per share:                        $      (0.01)  $       0.09   $      (1.08)
                                  ============   ============   ============

         Gains from foreign currency translation adjustments increased $523,517 for the year ended March 31, 2004 compared to 2003, and losses from foreign currency translation adjustments for the year ended March 31, 2003 increased $147,516 compared to 2002 primarily due to increased Peru and Chile foreign currency translation fluctuations.

Agreements
----------

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

         Under an agreement between Butler and RWC that was concluded in the fourth quarter of 2004, $15,892,635 of funds held by RWC were remitted to the Company in repayment of the money which the Company had advanced to pay claims on certain service contracts that had been insured by Reliance and its affiliates. The $15,892,635 is reflected as "Receivable from Reliance" on the consolidated balance sheet at March 31, 2003. The Company agreed, as a condition of RWC remitting the $15,892,635, to guarantee certain indemnification obligations of Butler under its agreement with Reliance.

         The following table sets forth the carrying amounts and fair values of the Company's notes receivable and other receivables at March 31, 2004.

                                                         Expected Maturity Date
                                  ----------------------------------------------------------------------
                                      2005        2006        2007       2008        2009      Thereafter     Total      Fair Value
                                  -----------   --------   ---------   ---------   ---------   ---------   -----------   -----------
Other Receivable - 0%  interest   $ 7,322,289   $     --   $      --   $      --   $      --   $      --   $ 7,322,289   $ 7,322,289

The following table sets forth the carrying amounts and fair values of the Company's notes receivable at March 31, 2003.

                                                         Expected Maturity Date
                                  ----------------------------------------------------------------------
                                      2005        2006        2007       2008        2009      Thereafter     Total      Fair Value
                                  -----------   --------   ---------   ---------   ---------   ---------   -----------   -----------
Accounts Receivable - RWC         $15,892,635   $      --   $      --   $      --   $      --   $     --   $15,892,635   $15,892,635
Other Receivable - 0%  interest     5,299,889          --          --          --          --         --     5,299,889     5,299,889

         Funding to cover the uninsured claims is provided by a special surcharge, which is payable on applicable VSC's sold under a Program after November 19, 2001. This surcharge will be paid by clients through which Reliance-insured VSC's were sold. These funds will be used to pay valid claims submitted under VSC's previously insured by Reliance.

         During the years ended March 31, 2004, 2003 and 2002, the Company paid $9,262,407, $10,959,364 and $5,770,999, respectively, in claims related to
Reliance obligations. Remaining amounts are expected to be paid out as set forth in the following table.


                                                              Expected Payment Date
                                  -----------------------------------------------------------------------
                                      2005        2006         2007       2008        2009      Thereafter   Total
                                  -----------  ----------   ---------   ---------   ---------   ---------  ---------
Claims loss liability             $ 5,608,893  $3,882,685   $      --   $      --   $      --   $     --   $9,491,578

Liquidity and Capital Resources
-------------------------------

         As of March 31, 2004, total cash and short-term investments totaled $6,600,504, a decrease of $666,006 or 9% from $7,266,510 at March 31, 2003.
During the fiscal year ended March 31, 2004, the Company generated net cash from operations totaling $324,252, compared to $1,248,341 for the fiscal year ended March 31, 2003. The change in net cash from operations is due to cash received from RWC pursuant to the Reliance Warranty receivable reduced by cash used to pay Reliance claims. The unfavorable changes in its working capital from a negative $4,011,146 at March 31, 2003 to a negative $6,912,209 at March 31, 2004 was due primarily to the reclassification of the $15.9 million receivable from RWC as current asset at March 31, 2003, although the receivable was reduced by $9.3 million used to pay Reliance claims. During fiscal year 2004, the Company increased its accounts receivables by $1.3 million resulting from extended terms on a portion of its new automotive business and increased other receivables by $2.0 million as a result of an insurance company agreeing to reimburse the Company for legal expenses. The Company offset the use of those funds with a decrease in its insurance premium payable of $4.6 million, primarily due to extended terms from its insurer, thereby generating a source of cash for the fiscal year.

         The Company believes that internally generated funds and the $3 million line of credit from GAIC, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

         During the fiscal year ended March 31, 2004, the Company used $683,822 in cash in investing activities compared to the use of $1,525,541 in investing activities in the prior year. This decrease in use of funds of $841,719 is primarily due to a decrease in capital spending. During the current fiscal year, the Company spent less on computer development and property and equipment purchases than in the prior year, as the Company increased spending to furnish its new headquarters during the previous year. The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2004 amounted to $487,060 compared to $1,120,273 during the fiscal year ended March 31, 2003. At fiscal year end 2004, the Company had $1,645,309 in debt from capital lease obligations compared to $2,020,740 at fiscal year-end 2002.

         During the fiscal year ended March 31, 2004, the Company used $833,187 in cash from financing activities compared to $999,548 in fiscal year 2003. The variance was primarily due a decrease in the Company's capital leases and the purchases of treasury stock.

         During the fiscal year ended March 31, 2004 the Company did not repurchase any common stock as compared to the fiscal year ended March 31, 2003 when the Company repurchased 259,753 shares of its common stock for treasury purposes for an aggregate amount of $155,774.

Loans to Directors
------------------

         On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised an aggregate of 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual rate of 6%. The promissory notes, which were with recourse and secured by the stock certificates issued, matured July 5, 2001. On March 22, 1999, Joel San Antonio delivered an additional promissory note for $595,634, payable to the Company, representing the amounts funded by the Company for the payroll taxes payable by him upon the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represented approximately $10 million. The amounts of these notes are recorded as a contra-equity account, which is a reduction of stockholders' equity.

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

         In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the then applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note became $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $194,786 and $200,506 of interest which accrued on the note during fiscal years 2004 and 2003 has been forgiven. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

         The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio, including additional capitalized interest of $480,303, was $10,747,470 at March 31, 2004.

Commitments
------------

Set forth below is information about the Company's commitments outstanding at March 31, 2004.

                                                       Payments due by period
                             ------------------------------------------------------------------------
                                             Less than        1 - 3          3 - 5        More than
                                 Total         1 year         Years          Years         5 years
                             ------------   ------------   ------------   ------------   ------------
Capital lease obligations    $  1,894,349   $    779,762   $    823,235   $    291,352   $         --
Operating leases               11,405,261      1,322,599      2,516,355      2,520,038      5,046,269
Employment agreements           6,732,667      2,245,167      2,570,000      1,037,500        880,000
Claims loss liability           9,491,578      5,608,893      3,882,685             --             --
                             ------------   ------------   ------------   ------------   ------------
   Total                     $ 29,523,854   $  9,956,421   $  9,792,275   $  3,848,890   $  5,926,269
                             ============   ============   ============   ============   ============

     The effect of inflation has not been significant to the Company.

Critical Accounting Policies
----------------------------

Revenue Recognition Policy

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

         Revenue from administrator-obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, ("TB 90-1"). The Company recognizes such revenue from administrator-obligor contracts over the life of the contract on a straight-line basis. In addition the Company charges the costs of contracts to operations over the life of the contracts on a straight-line basis.

         Revenue from dealer-obligor service contracts, are sales in which the retailer/dealer or a third party is designated as the obligor. Historically, through June 15, 2003, the Company recognized revenues from these contracts in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit were deferred.

         Based upon discussions with the SEC's Division of Corporation Finance following that office's review of the Company's periodic reports, the Company requested guidance from the SEC's Office of Chief Accountant concerning, the appropriate revenue recognition policy which should be applied by the Company with respect to the Butler-obligor contracts. After considering the guidance received from the SEC Staff, Butler was determined to be a nominally capitalized entity, and accordingly, all transactions concerning Butler should be treated in a manner similar to the accounting principles discussed in Financial Accounting Standards Board Emerging Issues Task Force Topic No. D-14, Transactions Involving Special-Purpose Entities. The Company, therefore, will treat the Butler-obligor contracts as if they were administrator-obligor contracts and will recognize revenues under such contracts pursuant to TB 90-1. Additionally, because the Company is treating the Butler-obligor contracts as Warrantech-obligor contracts for financial reporting purposes only, the Company eliminated from its financial statements the transactions between Warrantech and Butler.

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

         In addition, the Company requested guidance from the OCA concerning the appropriate revenue recognition policy, which should be applied by the Company with respect to the service contracts administered by the Company in which dealers or other third parties (other than Butler) are the obligor (dealer-obligor contracts). Prior to the request for guidance, the Company was recognizing revenue from these contracts, as well as the Butler contracts, based upon proportional performance. After considering the guidance received from OCA, effective with the issuance of EITF Abstracts Issue No. 00-21 (EITF No. 00-21), "Revenue Arrangements with Multiple Deliverables", the Company decided that it would not be appropriate to use proportional performance for these dealer-obligor contracts. In accordance with EITF No. 00-21 the Company's arrangement with respect to the dealer-obligor contracts involves multiple deliverables, which constitute separate units of accounting. The multiple deliverables rendered by the Company consist of sale and contract structuring services rendered to the dealer (delivered item) and claims handling and adjudication services rendered for the insurance carrier (undelivered item). According to EITF No. 00-21, in an arrangement of multiple deliverables, the delivered item should be considered a separate unit of accounting if all of the following criteria are met:

         a. The delivered item has value to the customer on a standalone basis.
         b. There is objective and reliable evidence of the fair value of the undelivered item.
         c. The arrangement includes a general right of return relative to the delivered item.

Since the Company was not able to obtain objective or reliable evidence of the fair value of the undelivered item, it was not established that the Company had a separate unit of accounting. With the effective date of EITF No. 00-21 of June 15, 2003, revenue from these dealer/obligor service contracts will be recognized on a straight-line basis over the life of the service contract, pursuant to Staff Accounting Bulletin 101.

Direct Costs

         Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts for administrative obligor service contracts. Effective with the application of the revenue recognition policy described above, on all service contracts, the Company recognizes direct cost according to Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts". This requires that insurance premium costs be ratably expensed over the life of the service contract.

Impairment of Long-Lived Assets

         The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flow generated by the assets, comparing the result to the assets carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. At year ended March 31, 2004 and 2003, the Company found no impairment to its property and equipment or its other identifiable intangibles.

Income Taxes

         Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At March 31, 2004, the Company had deferred tax assets of $22,627,421, net of a valuation allowance of $177,020.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         As of March 31, 2004, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

     Principal amounts by expected maturity as of March 31, 2004 of marketable securities are as follows:

                                                       Expected Maturity Date
                       ----------------------------------------------------------------------------
                           2005          2006          2007         2008        2009     Thereafter   Total Costs   Fair Value
                       -----------    ----------    ----------   ---------   ---------   ----------   -----------  -----------
Available for sale
securities             $ 1,355,000    $  925,000    $  120,000   $      --   $      --   $       --   $ 2,400,000  $ 2,454,131
Interest rate                 4.36%         3.95%         1.99%         --          --           --

         Principal amounts by expected maturity as of March 31, 2003 of marketable securities are as follows:

                                                       Expected Maturity Date
                       ----------------------------------------------------------------------------
                           2004          2005          2006         2007        2008     Thereafter   Total Costs   Fair Value
                       -----------    ----------    ----------   ---------   ---------   ----------   -----------  -----------
Available for sale
securities             $ 1,765,588    $  360,573            --          --          --       37,550   $ 2,163,711  $ 2,199,243
Interest rate                 4.93%         4.96%           --          --          --          5.5%

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosures
         ---------------------------------------------------

         None.

Item 9A. Controls and Procedures
         -----------------------

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Directors

                                                                               Director
    Name                   Age             Positions with Company               Since
    ----                   ---             ----------------------               -----
Joel San Antonio           51       Chairman of the Board of Directors and       1983
                                    Chief Executive Officer
William Tweed              64       Director                                     1983
Jeff J. White              53       Director                                     1983
Lawrence Richenstein       51       Director                                     1993
Ronald Glime               59       Director                                     2000
Richard Rodriguez          50       Director, Executive Vice President,          2002
                                    President Warrantech International, Inc.

         No family relationships exist among any of the Company's executive officers or directors, except that Randall San Antonio, President of Warrantech Direct, Inc., a wholly owned subsidiary of the Company, is the brother of Joel San Antonio, the Company's Chief Executive Officer.

         The business experience of each of the Company's directors and nominees for election to the Board is as follows:

         Joel San Antonio, one of the Company's founders, has been the Company's Chief Executive Officer and Chairman of the Board of Directors since February 1988 and, since October 1989, also the Chairman of the Board of Directors and Chief Executive Officer of the Company's principal operating subsidiaries. Mr. San Antonio is also Chairman of the Board of Directors of MedStrong International Corporation ("MedStrong") and of Marc Pharmaceuticals, Inc. and he is a director of SearchHelp, Inc. ("SearchHelp"). He is a major shareholder of each of them. MedStrong has developed an information repository to store and transfer patient medical records and the software necessary to transfer the information over the internet allowing for data retrieval and modification. Marc Pharmaceuticals is engaged in the business of developing, marketing and exploiting proprietary drugs and/or medical devices intended to treat life-threatening or other serious medical conditions, for which no currently effective treatment is available. SearchHelp provides services to small businesses, institutions, organizations and individuals in smaller communities throughout the United States.

         Mr. San Antonio is currently a member of the Southwestern Connecticut Area Commerce & Industry Association, the World Forum, the Connecticut Business and Industry Association, the Metropolitan Museum of Art and the Young Presidents' Organization, Inc.

         William Tweed, one of the Company's founders, has been a director of the Company from its inception and is a member of the Company's Compensation Committee. Prior to his retirement in April 1998, he served as Executive Vice President of European Operations and, at various times, as the President, Vice President and Secretary of the Company.

         Jeff J. White, one of the Company's founders, has been a director of the Company from its inception and is the Chairman of the Company's Compensation and Audit Committees. Mr. White was Vice President of the Company until June 1988 and Treasurer until October 1990. Mr. White is Co-President, along with two other co-founders, of Marchon Eyewear, Inc., the largest U.S. owned international distributor and manufacturer of quality eyewear and sunwear. Mr. White also serves as an associate trustee of the North Shore University Hospital Health System.

         Lawrence Richenstein has been a director of the Company since 1993 and is a member of the Company's Audit and Compensation Committees. In early 1997, Mr. Richenstein formed Unwired Technology LLC (formerly known as Laral Group
LLC) and has served as its President since inception. Unwired Technology manufactures a line of wireless audio/video and computer accessories under its Unwired brand. It is also an OEM supplier of wireless multimedia products to the automotive market. Since May 1996, Mr. Richenstein has been President and Chief Executive Officer of Peak Ventures, Inc. which provides services to the consumer electronics industry. Mr. Richenstein, since 1994, has also served as a managing member of Long Hall Technologies, LLC, a consumer electronics company that manufactures products under the Nickelodeon brand under license from MTV Networks. Mr. Richenstein is an attorney admitted to practice in New York.

         Ronald Glime has been a director since 2000. He joined the Company in 1991 and was the Company's President of United States and Canadian Operations from March 1999 until his retirement in June 2003. He was President of Warrantech Automotive, Inc. from October 1992 until March 1999. In June 2003, Mr. Glime became the indirect beneficial owner of 50% of the limited liability company interests in Vehicle Protection Plus, L.L.C. ("VPP"), a vehicle service contract administrator which, since 1996, has sold warranties administered by the Company. See "Certain Relationships and Related Transactions" below. Mr. Glime is a director of MedStrong and SearchHelp, each of which he served, on a consulting basis, as Interim Chief Financial Officer.

         Richard Rodriguez joined the Company in 1987 and has been Executive Vice President of the Company and President of Warrantech International, Inc. since May 1999 and a director since 2002. From April 1998 until May 1999, Mr. Rodriguez was President of Warrantech Consumer Product Services, Inc. and, from December 1996 until March 1998, he was Vice President and Managing Director of Warrantech International.

         The Board of Directors has determined that, as of the end of the fiscal year, the Audit Committee of the Board did not have an "Audit Committee Financial Expert," as that term is defined under the federal securities laws. The Board does not believe that it is possible to recruit a person with such expertise to serve on the Board due to the Company's small size and limited resources.

Other Executive Officers and Key Employees

         Jeanine Folz, 39, has been the Senior Vice President of Insurance Services since April 1998 and has been Assistant Secretary of the Company since January 1995. Ms. Folz has held various positions since joining the Company in 1987, serving as the Vice President of Insurance Services from October 1995 until March 1998. She is a member of the Risk and Insurance Management Society and the National Association for Female Executives.

         Christopher Ford, 56, has been President of Warrantech Automotive, Inc. since joining the Company in May 1999. From December 1996 until April 1999, he was Regional Vice President for the Warranty Products Division of AIU, a company located in Australia which is an affiliate of American International Group, Inc. From 1979 until 1996, Mr. Ford held several key marketing and management positions within the vehicle service contract industry.

         Richard F. Gavino, 57, has been Executive Vice President, and the Company's Chief Financial Officer, Chief Accounting Officer and Treasurer since April 1998. From 1995 until March 1998, Mr. Gavino was Chief Financial Officer of Maxon Auto Group, one of the largest automobile retailers in New Jersey.

         James F. Morganteen, 54, has been General Counsel since joining the Company in April 1997 and Senior Vice President since February 1998.

         Evan Rothman, 37, has been President of Warrantech Home since joining the Company in March 2004. From March 2003 until February 2004, he was National Director for the 2-10 Resale Home Warranty Company. From November 2000 until February 2003, Mr. Rothman was a division director for RHI Management Resources and MSI Consulting, both management consulting firms. From August 1999 until November 2000, Mr. Rothman was President of Global Internet Group, an internet consulting group. Prior to August 1999, Mr. Rothman was Vice President of Cross Country Home Services, the parent company of HMS, Inc., a home national warranty company.

         Randall San Antonio, 50, has been President of Warrantech Direct, Inc., since June 1996, having joined the Company in May 1994.

         Laurence Tutt, 39, has served as Vice President of
MIS/Telecommunication and Operations since September 2000. He held various managerial positions within the MIS Department since joining the Company in 1994, having become Vice President-MIS in 1999.

         Stephen R. Williams, 56, joined the Company in June 1990. From 1994 to May 2004, Mr. Williams was Vice President Retail Sales of Warrantech Consumer Products. He was promoted to President of Warrantech Consumer Products in June 2004.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than 10% beneficial shareholders are required by Commission regulation to furnish the Company with copies of all
Section 16(a) reports they file. Based on a review of these reports and conversations with the officers and directors, the Company believes that all but one of its officers, directors and greater than 10% beneficial shareholders complied with all Section 16(a) filing requirements during the fiscal year ended March 31, 2004. Ms. Jeanine Folz informed the Company that she inadvertently failed to timely file a Form 4 in January 2004 to report the sale of shares held in her 401(k) Plan (the "Plan") account. Ms. Folz advised the Company that she borrowed funds from the Plan and did not realize that shares of the Company's Common Stock held in the Plan would be sold in order to generate a portion of the funds for the loan. Ms. Folz has filed all other Form 4's on a timely basis.

Code of Ethics and Business Conduct

The Board maintains policies and procedures that represent both the code of ethics for the principal executive officer, principal financial officer and principal accounting officer under SEC rules. The Code applies to all directors, officers, and employees. The Code is attached as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation
         ----------------------

         The following table provides information for the years ended March 31, 2004, 2003 and 2002 concerning the annual and long-term compensation of the Company's Chief Executive Officer and the Company's next four highest paid executive officers.

                                                                              Long Term Compensation
                                            Annual Compensation                       Awards (1)
                                -------------------------------------------   -----------------------
                                                                              Restricted     Stock
                                                                   Other        Stock        Option
                                                                   Annual      (Shares)     (Shares)    All Other
Name of Principal Position      Year     Salary       Bonus     Compensation    Awards       Awards    Compensation
--------------------------     ------  ----------   ----------   ----------   ----------   ----------   ----------
                                                                     (2)                                    (3)
                                                                     ---                                    ---
Joel San Antonio                2004   $  591,851   $   59,226   $  410,174           --      150,000   $    5,685
  Chairman of the Board         2003      592,964       47,025      320,683           --      300,000        2,205
  And Chief Executive           2002      598,356       39,139      247,324           --           --        2,282
  Officer

Richard F. Gavino               2004   $  268,524   $   20,692   $   17,863           --           --   $    5,803
  Executive Vice President,     2003      255,784       20,200       14,443           --           --        2,367
  Chief Financial Officer       2002      243,604        9,485        6,773           --       30,000        2,022
  and  Treasurer

Christopher Ford                2004   $  218,717   $   91,156   $   24,045           --       98,040   $    7,605
  President of Warrantech       2003      191,833       41,775       18,224           --       50,000   $    2,525
  Automotive, Inc.              2002      182,381       88,413        9,936           --           --        2,716

Richard Rodriguez               2004   $  185,317   $   16,600   $   22,645           --           --   $    4,204
  President and Executive       2003      176,684       16,500       18,924           --           --        1,969
  Vice President of             2002      176,684       11,440       26,000           --           --        2,373
  Warrantech
  International, Inc.

James F. Morganteen             2004   $  176,684   $    7,115   $    7,281           --           --   $    5,064
  Senior Vice                   2003      181,223        4,011        6,552           --       50,000   $    2,379
  President and                 2002      156,492        3,312        7,174           --           --   $    1,651
  General Counsel

---------------------

(1) For purposes of this Summary Compensation Table and this purpose only, the 1998 Employee Incentive Stock Option Plan is being treated as a long-term incentive plan.

(2) Included in Other Annual Compensation are auto allowances given to each officer in fiscal 2004, 2003 and 2002; medical and dental insurance premiums for the years 2004, 2003 and 2002; split-dollar life insurance premiums for the year 2002; disability insurance premiums for Mr. San Antonio for 2004, 2003 and 2002; club membership and dues for Messrs. San Antonio, Ford and Rodriguez; relocation expenses paid to Mr. Gavino in 2002; forgiveness of a $15,000 loan to Mr. Rodriguez in 2002; forgiveness of $194,254, $205,401 and $219,808 in interest, in 2004, 2003 and 2002, respectively, on a loan to Mr. San Antonio; and $100,134 and $62,000, amounts equal to the personal income taxes which Mr. San Antonio incurred in the 2003 and 2002 calendar years, respectively, in connection with the forgiveness of interest on his loan. The Company suspended payments on the split-dollar life insurance policies until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified.

(3) Unless otherwise indicated, all other compensation represents amounts contributed by the Company in accordance with the Company's 401(k)Plan. In 2004, the Company doubled its 401K matching contribution percentage.

Option Grants in Last Fiscal Year

         The following table sets forth information with respect to individual grants of stock options during the fiscal year ended March 31, 2004 to the Company's Chief Executive Officer and the other four most highly compensated executive officers.


                                                                                           Potential Realized Value at
                                                                                          Assumed Annual Rates of Stock
                                                                                          Price Appreciation for Option
                                                                                                      Term
                                        Percent of                                  ------------------------------------------
                         Number of        Total
                         Securities      Options
                         Underlying     Granted to
                           Options     Employees in     Exercise      Expiration
    Name                   Granted      Fiscal Year      Price            Date           0%             5%             10%
----------------        ------------   ------------   ------------   -------------  ------------   -------------   ------------
Joel San Antonio             150,000             54%        $1.595(1)   04/01/2011            --              --   $    289,384
Richard F. Gavino                 --             --             --              --            --              --             --
Christopher Ford              98,040             36%         $1.02(2)    6/19/2013            --   $     150,571   $    228,861
Richard Rodriguez                 --             --             --              --            --              --             --
James F. Morganteen               --             --             --              --            --              --             --

----------------------
(1) The exercise price equals 110% of the fair market value of a share on the date of the grant.
(2) The exercise price equals the fair market value of a share of Common Stock on the date of grant.

Options Exercised and Holdings

         The following table sets forth information with respect to the individuals listed in the Summary Compensation Table above concerning unexercised options held as of the end of the 2004 fiscal year.

                                                          Number of Unexercised         Value of Unexercised
                                                              Options at               In-the-Money Options at
                          Shares                           Fiscal Year-End (#)         Fiscal Year-End ($)(1)
                         Acquired        Value        ----------------------------  ----------------------------
   Name                 On Exercise     Realized       Exercisable   Unexercisable   Exercisable   Unexercisable
----------------        ------------   ------------   ------------   -------------  ------------   -------------
Joel San Antonio                  --             --        100,000         350,000  $     99,000   $     198,000
Christopher Ford                  --             --         64,750           9,834        49,500              --
Richard Rodriguez                 --             --         29,500              --            --              --
James F. Morganteen               --             --         11,332          50,000        11,219          49,500

----------------------
(1) Based upon the Company's price per share of $0.99, as reported on the NASDAQ National Market System on March 31, 2004.

Directors' Compensation

         Directors who are employees of the Company do not receive any fees for their service on the Board. During fiscal year 2004, each non-employee director was entitled to receive $5,000 plus 5,000 shares of Common Stock per calendar quarter of service on the Board and $1,000 plus 2,500 shares of Common Stock per calendar quarter for each committee on which they serve; however, the total value of the stock granted to a director cannot exceed $20,000 in value per fiscal year. Non-employee directors are also reimbursed for reasonable out-of-pocket travel expenditures incurred in connection with their attendance at Board of Directors and committee meetings.

         During fiscal 2004, the non-employee directors received the following fees.

                                                           Common Stock
                                                      ------------------------
                                                      Number of        Dollar
                                        Cash           Shares           Value
                                      -------          ------          -------
      Ronald Glime                    $18,000          14,792          $20,000
      Gordon A. Paris                 $53,000          13,667          $20,000
      Lawrence Richenstein            $53,000          13,667          $20,000
      William Tweed                   $24,000          13,583          $20,000
      Jeff J. White                   $28,000          13,667          $20,000

Employment Agreements

Joel San Antonio - Chief Executive Officer

         Effective July 1, 2003, Joel San Antonio entered into a five-year employment agreement, to serve as the Company's Chief Executive Officer.

         Under the terms of his renewed agreement, Mr. San Antonio's base compensation is $595,026 per annum. He is entitled to an annual incentive bonus equal to 2% of the Company's net after-tax profits but, unlike his previous agreement, the renewed agreement does not provide for annual cost of living increases. Mr. San Antonio is to be reimbursed for all ordinary, reasonable and necessary expenses incurred by him in the performance of his duties.

         The Company provides Mr. San Antonio with an automobile allowance of $12,000 per annum, comprehensive medical and dental insurance policies, as well as disability coverage. Through April 2002, the Company made payments on a split dollar life insurance death benefit policy of $4,000,000 covering Mr. San Antonio. The Company suspended payment of premiums for the policy until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid. Mr. San Antonio was granted options to purchase an aggregate of 150,000 shares of common stock at an exercise price of $1.595 (110% of the fair market value on the date of grant) per share, which vest over three years.

Richard F. Gavino - Executive Vice President, Chief Financial Officer and
                    Treasurer

         Effective April 1, 2004, Richard F. Gavino entered into a five-year employment agreement to serve as the Company's Executive Vice President, Chief Financial Officer and Treasurer. Pursuant to this agreement Mr. Gavino's annual base salary has increased to $285,000 from his annual base salary of $265,254 in fiscal 2003, and unlike his previous agreement, this agreement does not provide for annual cost of living increases. He is also entitled to receive an annual cash bonus of 0.5% percent of the Company's net after tax income. The Company provides Mr. Gavino with medical and dental insurance, and an automobile allowance of $12,000 per annum. Through April 2002, the Company made payments on a split dollar life insurance life insurance death benefit policy of $376,304 covering Mr. Gavino. The Company suspended payment of premiums for the policy until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid.

Christopher Ford - President Warrantech Automotive, Inc.

         Effective July 1, 2003, Christopher Ford entered into a five-year employment agreement to serve as President of Warrantech Automotive, Inc. Mr. Ford's base salary was $230,000 in fiscal 2004 and unlike his previous agreement, this agreement does not provide for annual cost of living increases. He is entitled to receive an annual cash bonus equal to 30% of his base salary and escalation in 5% increments if certain operating goals for Warrantech Automotive are attained. The Company provides Mr. Ford with medical and dental insurance, an automobile allowance of $6,000 per annum and club member ship. The Company plans to make payments of premiums for a split-dollar life insurance policy of $150,000, however, until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified, the Company will not make the payments. The Company will be the beneficiary of any proceeds from the policies up to the amount of premiums paid. In accordance with the terms of his new employment agreement, Mr. Ford was granted options to purchase an aggregate of 98,040 shares of common stock at an exercise price of $1.02 per share, which vest over three years.

James F. Morganteen - Senior Vice President and General Counsel and Secretary

         Effective January 1, 2002, James F. Morganteen entered into a two-year employment agreement to serve as the Company's Senior Vice President, General Counsel and Secretary. Mr. Morganteen's annual base salary was $175,000 in fiscal 2004. He is also entitled to receive an annual cash bonus of 0.166667% percent of the Company's net pre-tax income. The Company provides Mr. Morganteen with medical and dental insurance, and an automobile allowance of $6,000 per annum. Through April 2002, the Company made payments on a split dollar life insurance life insurance death benefit policy of $237,567 covering Mr. Morganteen. The Company suspended payment of premiums for the policy until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid.

Richard Rodriguez - Executive Vice President of the Company and President of
                    Warrantech International, Inc.

         Effective April 1, 2000, Richard Rodriguez entered into a four-year employment agreement to serve as Executive Vice President of the Company and President of Warrantech International. Mr. Rodriguez's base salary, which is subject to annual 5% increases, was $183,750 in fiscal 2004. Mr. Rodriguez is also entitled to receive a $50,000 annual bonus, half of which is contingent on the Company's achievement of certain financial objectives and the balance of which is contingent on Warrantech International's achievement of its financial objectives. Under the terms of the agreement, the Company discharged a loan in the principal amount of $15,000 owed by Mr. Rodriguez. The Company provides Mr. Rodriguez with medical and dental insurance, an automobile allowance of $6,000 per annum and life insurance benefits similar to that provided by the Company to certain of its other executives. Through April 2002, the Company made payments on a split dollar life insurance life insurance death benefit policy of $721,369 covering Mr. Rodriguez. The Company suspended payment of premiums for the policy until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid.

Other Incentives and Compensation

Employee Incentive Stock Option Plan

         The Company has provided executives equity-based long-term incentives through its 1998 Employee Incentive Stock Option Plan, which was designed to award key management personnel and other employees of the Company with bonuses and stock options based on the Company's and the employee's performance.

         During the fiscal year ended March 31, 2004, all decisions regarding the Company's 1998 Employee Incentive Stock Option Plan (the "Plan"), including the granting of options thereunder, were made by the full Board of Directors.

         As of March 31, 2004, options to purchase an aggregate of 1,306,308 shares of Common Stock were issued under the Plan, of which options to purchase 278,040 shares were granted under the Plan during the fiscal year ended March 31, 2004.

Bonus Incentive Plan

         The Company's Bonus Incentive Plan is designed to reward key executive officers of the Company with bonuses if the Company attains certain operating goals. Under the Bonus Incentive Plan, each eligible participant becomes entitled to an incentive bonus payment equal to an agreed upon percentage of his then current salary base, adjusted proportionately, if net operating revenues and/or operating income goals are met.

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

         Through April 2002, the Company made payments on split dollar insurance policies on the lives of six and seven officers of the Company, respectively. The Company has suspended payment of premiums under these policies until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. The cash surrender value of these policies is $900,145 and $877,126 as of March 31, 2004 and 2003, respectively. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid.

Compensation Committee Interlocks and Insider Participation

         During the fiscal year ended March 31, 2004, the Compensation Committee was comprised of the Company's four independent directors, Jeff J. White, who served as chairman, Gordon A. Paris, Lawrence Richenstein and William Tweed. Mr. Paris stepped down from the Board on December 17, 2003. Mr. Tweed and Mr. White were co-founders of the Company with Mr. San Antonio. Mr. White was Vice President of the Company until 1988 and Treasurer until 1990. Mr. Tweed served as Executive Vice President of European Operations until 1998 and, prior to that time, held the positions of President, Vice President and Secretary of the Company. No member of the Compensation Committee serves as a member of the board of directors of any entity that has one or more executive officers serving as a member of the Company's Board of Directors.

         Although Joel San Antonio, the Company's Chief Executive Officer and Chairman of the Board, and Ronald Glime, a director of the Company, are also members of the Board of Directors of SearchHelp and MedStrong, neither Mr. San Antonio nor Mr. Glime is a member of the Company's Compensation Committee, nor do they receive any compensation from SearchHelp or MedStrong.

Report of the Compensation Committee of the Board of Directors

         The Board of Directors has delegated to the Chief Financial Officer the responsibility to determine the compensation (other than options) of the Company's other officers; in connection with such delegation, the Board has instructed the Chief Executive Officer to use his best judgment to determine terms which are fair and reasonable under applicable industry standards and are in the best interests of the Company. The Chief Executive Officer is required to report to the Compensation Committee each year on the terms of any employment agreements entered into with new or existing senior executive officers and any other bonuses or other compensation awarded to such officers. Stock options may not be awarded to officers (or any other persons) without the prior approval of the Board. From time to time, the Chief Executive Officer seeks guidance from the Compensation Committee with respect to particular terms of employment agreements with senior executives, and the Compensation Committee will offer its views on such issues. It is left within the sole discretion of the Chief Executive Officer to determine when to seek such guidance.

         During the fiscal year ended March 31, 2004, the Compensation Committee was comprised of the Company's four independent directors, Jeff J. White, who served as chairman, Gordon A. Paris, Lawrence Richenstein and William Tweed. Mr. Paris stepped down from the Board on December 17, 2003. Mr. Tweed and Mr. White were co-founders of the Company with Mr. San Antonio. Mr. White was Vice President of the Company until 1988 and Treasurer until 1990. Mr. Tweed served as Executive Vice President of European Operations until 1998 and, prior to that time, held the positions of President, Vice President and Secretary of the Company.

         The Compensation Committee met two times during the fiscal year ended March 31, 2004. The principal item addressed by the Compensation Committee was the renewal of the employment agreement of Mr. Joel San Antonio, the Company's Chairman and Chief Executive Officer.

         Mr. San Antonio requested that his employment agreement be renewed at a base salary of $595,000 which was the approximate amount of his base salary as of April 1, 2003. Mr. San Antonio also informed the Compensation Committee that he was not seeking to have the 5% annual cost-of-living increments (which were included in his prior agreement) included in the new agreement.

         The Compensation Committee retained an independent compensation consultant to advise the Compensation Committee in connection with its consideration of the terms of the renewal of Mr. San Antonio's employment agreement. The compensation consultant provided the Compensation Committee with information concerning compensation plans of companies with similar aspects to the Company and presented an analysis of Mr. San Antonio's current compensation package (i.e., prior to renewal) as compared to other companies in the database of information provided by the consultant. After considering this information and other factors, including the importance of Mr. San Antonio to the Company, the Compensation Committee recommended to the Board that Mr. San Antonio's employment agreement be renewed for a period of five years at a base salary equal to the base salary $595,000 per year. The Compensation Committee also renewed the other terms of Mr. San Antonio's prior employment agreement, including the annual bonus of 2% of after-tax profits. The report of the compensation consultant retained by the Compensation Committee was forwarded to the Board of Directors along with the Compensation Committee's recommendations concerning the terms of renewal.

         Pursuant to the Compensation Committee's policy adopted in 2002 to consider the issuance of incentive stock options to Mr. San Antonio on an annual basis, the Compensation Committee also recommended to the Board that Mr. San Antonio be awarded 150,000 options under the Company's Incentive Stock Option Plan and that the options vest in increments of 50,000 options per year commencing on April 1, 2004. The Compensation Committee believes that the options will provide an incentive for Mr. San Antonio to further streamline the

Company's operations and improve shareholder value since, as the market price of the Company's stock increases, the options awarded to Mr. San Antonio will increase in value.

         Lastly, the Compensation Committee recommended that Mr. San Antonio be awarded a bonus in the amount of $162,134, which represented the approximate amount of the personal income taxes which Mr. San Antonio incurred in the 2002 and 2003 calendar years in connection with the Company's forgiveness of the accrued annual interest on an outstanding loan from the Company in those two years. The terms of the loan (which are more fully described in the Section entitled, "Certain Relationships and Related Transactions") provide for the forgiveness of interest so long as Mr. San Antonio is employed by the Company.

         The Compensation Committee's recommendations of the compensation payable to Mr. San Antonio were based on Mr. San Antonio's unique position as a co-founder of the Company and the Company's primary driving force from inception to the present day. The Compensation Committee believes that Mr. San Antonio deserves recognition for his continued leadership of the Company during very challenging circumstances and that it is important for Mr. San Antonio to be compensated adequately to assure his continued dedication and service to the Company. The Compensation Committee believes that Mr. San Antonio is critical to the Company's future success.

         The Board of Directors approved the recommendations of the Compensation Committee concerning the renewal of Mr. San Antonio's employment agreement and the other compensation described above.


                                       COMPENSATION COMMITTEE
                                       Jeff J. White, Chairman
                                       Lawrence Richenstein
                                       William Tweed

                                Performance Graph

         The following table and graph track an assumed investment of $100 on March 31, 1999, assuming full reinvestment of dividends and no payment of brokerage or other commissions or fees, in the Common Stock of the Company, The Russell 2000 Index and a peer group consisting of Unico American Corp. ("Unico") and Harris & Harris Group Inc. ("Harris").

         The Company believes that it is unique in both its size and business line strategy. Most companies that compete with the Company are large insurance or financial institutions which sell many other products and thus cannot accurately be categorized as the Company's peers. However, the Company's selection of Unico and Harris as its peer group was made in because their principal operations are similar to those of the Company. Unico was selected because of its relatively small size and because a portion of its revenue is derived from claims administration. Harris was selected because its market value is comparable to the Company's.

         All amounts rounded to the nearest dollar. Past performance is not necessarily indicative of future performance.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
              AMONG WARRANTECH CORPORATION, THE RUSSELL 2000 INDEX
                                AND A PEER GROUP


                            [GRAPHIC CHART OMITTED]

                                          Cumulative Total Return
                             --------------------------------------------------
                              3/99     3/00     3/01     3/02    3/03     3/04
                             ------   ------   ------   ------  ------   ------
WARRANTECH CORPORATION       100.00    50.20    18.13    18.51   39.22    31.06

RUSSELL 2000                 100.00   137.29   116.25   132.51   96.78   158.55

PEER GROUP                   100.00   250.15    77.97   117.20   65.30   297.69

  * $100 invested on 3/31/99 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The following table sets forth information, as of July 1, 2004, concerning shares of Common Stock, the Company's only voting securities, owned beneficially by each of the Company's directors and nominees for the Board of Directors and by the Company's executive officers and directors as a group.

                                            Amount and Nature of Beneficial Ownership(1) (2)
                                      ---------------------------------------------------------
                                                               Options              Total
Name and Address                       Number of Shares      Exercisable          Beneficial            Percent
of Beneficial Owner                   Beneficially Owned    within 60 days        Ownership             of Class
------------------------------        ------------------   ----------------   -----------------      --------------
Joel San Antonio                          3,243,095             150,000           3,393,095(3)            21.82%
   2200 Highway 121, Suite 100
   Bedford, Texas  76021

William Tweed                             1,928,037              25,000           1,953,037(4)            12.66%
   2200 Highway 121, Suite 100
   Bedford, Texas  76021

Jeff J. White                             1,490,214              25,000           1,515,214(5)             9.82%
    35 Hub Drive
    Melville, New York  11747

Gordon A. Paris                              57,498              25,000              82,498                 *(7)
    667 Madison Avenue
    New York, New York  10021

Lawrence Richenstein                         78,723              25,000             103,723              *(7)(8)
    500 Eastern Parkway
    Farmingdale, New York 11735

Ronald Glime                                154,063             201,168             355,231(6)             2.28%
    111 Lake Harbor Drive
    Johnson City, Texas  37615

Richard Rodriguez                             1,100              29,500              30,600                 *(7)
      2200 Highway 121, Suite 100
      Bedford, Texas  76021

All directors and executive officers      7,083,240             745,562           7,828,802(1,2,3,4,      48.49%
   As a group (14 persons)                                                                   5,6,7)

---------------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

(2) The number and percentage of shares beneficially owned are based on 15,398,673 shares of common stock issued and outstanding as of the date of this Proxy Statement. Certain of the above listed people have to acquire beneficial ownership of shares of the Company's common stock within 60 days after the date of this Proxy Statement. Each of their percentages of ownership is determined by assuming that all of their respective options have been exercised and that the shares acquired upon exercise are outstanding.

(3) Includes 5,000 shares held by Mr. San Antonio as custodian for two minor children, 100,800 shares owned by Mr. San Antonio's wife as to which he disclaims beneficial ownership and an aggregate of 200,000 shares held in trusts for his children, of which Mr. San Antonio's wife is a trustee, as to which Mr. San Antonio disclaims any beneficial interest. Does not include 66,337 shares owned by Mr. San Antonio's brother and sister-in-law or 5,000 shares owned by his mother, as to which he disclaims any beneficial interest.

(4) Includes 23,000 shares held by Mr. Tweed as custodian for his daughter. Does not include an aggregate of 7,500 shares held by Mr. Tweed's sister. Includes 1,500 shares held by Mr. Tweed's wife, and 55,000 shares held in trust for the benefit of Mr. Tweed's granddaughter, as to which he disclaims any beneficial interest.

(5) Includes 148,000 shares owned by RNJH Associates, Ltd ("RNJH"). Mr. White is a one-third owner of the general partner of RNJH and so may be deemed to have a beneficial interest in all or a part of the shares owned by RNJH.

(6) Includes 6,864 shares held by Mr. Glime's wife in a 401k plan account, as to which he disclaims beneficial ownership.

(7)  Less than 1% of the outstanding shares of Common Stock.

(8) Includes 100 shares owned by a Uniform Gift to Minors Act account for the benefit of one of the Mr. Richenstein's minor son. The Mr. Richenstein's wife is the custodian of the account, and, accordingly, the Mr. Richenstein may be deemed to have an indirect pecuniary interest therein. Mr. Richenstein expressly disclaims beneficial ownership of these shares for the purpose of Section 16 of the Securities Exchange Act of 1934, as amended, or otherwise.

The following table sets forth information, as of July 1, 2004, concerning shares of Common Stock; the Company's only voting securities, owned by each person who is known by the Company to beneficially own more than 5% of the outstanding voting securities of the Company.

Securities Owned by Certain Beneficial Owners

                                           Amount and Nature of Beneficial Ownership
                                       -------------------------------------------------
                                                               Options          Total
Name and Address                        Number of Shares     Exercisable      Beneficial     Percent
of Beneficial Owner                    Beneficially Owned   within 60 days    Ownership     of Class
                                       ------------------   --------------   -----------    ---------
Great American Insurance Company                        -                -     1,650,000       10.72%
  49 East Fourth Street
  Cincinnati, OH 45202

---------------------

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.

(2) The number and percentage of shares beneficially owned are based on 15,398,673 shares of common stock issued and outstanding as of the date of this Proxy Statement. Certain of the above listed people have to acquire beneficial ownership of shares of the Company's common stock within 60 days after the date of this Proxy Statement. Each of their percentages of ownership is determined by assuming that all of their respective options have been exercised and that the shares acquired upon exercise are outstanding.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Loans to Directors

         On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of the Board of Directors, exercised an aggregate of 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed, with interest payable over three years at an annual interest rate of 6%. The promissory notes which were with recourse and secured by the stock issued upon exercise of the options, matured July 5, 2001. On March 22, 1999, Mr. San Antonio delivered an additional promissory note for $595,634, payable to the Company, representing the amounts funded by the Company for the payroll taxes payable by him as a result of his exercise of these options.

         In February 2000, the Company agreed to restructure the loans to Messrs. Tweed and White by capitalizing the interest due and extending the loan maturity date from July 5, 2001 until January 31, 2005. Interest on the restructured loans accrued annually at the applicable federal rate of 6.2%. Under the restructuring, interest first became payable on the third anniversary of the restructuring and was payable annually thereafter. In July 2002, the Company extended the loan maturity dates until February 1, 2007 (the "loan extension"). The interest which accrued on the notes up to the time of the loan extension was added to the principal of the notes. The current principal amount of Mr. Tweed's note is $3,189,675 and of Mr. White's note is $3,912,430. Upon the loan extension, interest rate on the note was adjusted to 4.6% per annum, the applicable federal interest rate then in effect. Interest accrues until February 1, 2005 and, at that time, the accrued interest will be added to the principal of the notes. Interest on the new principal amounts will thereafter become payable annually until maturity.

         In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the then applicable federal rate of 4.6%. The current principal amount of Mr. San Antonio's note is $4,165,061.72. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $194,786, $200,506 and $214,102 of interest, which accrued on the note during the fiscal years 2004, 2003 and 2002, respectively, and the $230,460 of interest, which accrued from February 1, 2001 through March 31, 2001, was forgiven and charged to operations as additional compensation in the respective fiscal years the interest income was accrued. As part of his bonus compensation in fiscal 2004, Mr. San Antonio received $62,000 and $100,134, amounts equal to the personal income taxes he incurred in the 2001 and 2002 calendar years, respectively, in connection with the Company's forgiveness of interest on the Combined Loan.

Third Party Relationships

         In June 2003, Ronald Glime, resigned from the Company, however he remained, and has been nominated to continue to serve as, a member of the Board. In July 2003, Mr. Glime indirectly acquired a fifty percent interest in Vehicle Protection Plus, L.L.C. ("VPP"), a vehicle service contract administrator located in Tennessee for whom the Company has, since 1996, provided warranty claims administration. In each of the fiscal years ended March 31, 2004, 2003 and 2002, the Company's revenues from VPP of $9.3 million, $5.9 million and $3.6 million, respectively, constituted less than 6% of the Company's gross revenues in such year.

Item 14. Principal Accounting Fees and Services
         --------------------------------------

         Scope of Services. During fiscal 2004, the Company engaged Weinick to provide audit services only. It did not engage Weinick for any other services. Specifically, it did not engage Weinick to provide: (a) bookkeeping or other services related to the accounting records or financial statements; (b) financial information systems design and implementation; (c) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (d) actuarial services; (e) internal audit outsourcing services; (f) management functions or human resources; (g) broker or dealer, investment adviser, or investment banking services; (h) legal services and expert services unrelated to the audit; or (i) tax preparation and compliance services.

         Audit Fees. Weinick's audit services during fiscal 2004 included the examination of the Company's annual consolidated financial statements for fiscal 2003, the reviews of the consolidated financial statements included in the Company's Forms 10-Q for fiscal 2004 and assistance with correspondence related to the Securities and Exchange Commissions review of the Company's consolidated financial statements. The aggregate fees for professional services rendered by Weinick during fiscal year 2004 were $285,915. During fiscal 2003, the Company paid Weinick $178,067 for comparable services.


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         ----------------------------------------------------------------

         (a)      1. and 2. Financial Statements and Financial Statement
                  Schedule: see accompanying Index to Financial Statements and Financial Statement Schedule, page F-1.

         (b)      Reports on Form 8-K during the last quarter:

                  Date                   Item Reported                          Financial Statements Field
                  ----                   -------------                          --------------------------
                  February 12, 2004      Item 9-Regulation FD Disclosure     Financial results for the quarter
                                                                             ended December 31, 2003
                  April 16, 2004         Item 5-Other Events                               None
                  June 10, 2004          Item 5-Other Events                               None
                  July 1, 2004           Item 5-Other Events                               None
                  August 10, 2004        Item 5-Other Events                               None

         (c)      Exhibits

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated. Management contracts or compensatory plans, contracts or arrangements with directors and executive officers of the Company appear in Exhibits 10(o) through 10(hh).

                                    EXHIBITS

Exhibit                            Description

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

*10(n) Amendment 3 of building lease dated December 12, 2003 between Warrantech Corporation and 121 Airport Centre II, LP.

10(o) Stock Option Agreement dated August 22, 2001, by and among Warrantech Corporation, American International Group, Inc. and others. Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, file no. 0-13084.

10(p) Stock Option Agreement dated June 4, 2002, by and between Warrantech Corporation and Staples, Inc. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, file no. 0-13084.

10(q) Warrantech Corporation 1998 Employee Incentive Stock Option Plan, as amended and restated, effective September 25, 2001. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file no. 0-13084.

10(r) Amendment No. 2 dated October 8, 2002, to the Warrantech Corporation 1998 Employee Incentive Stock Option Plan, as amended and restated, effective September 25, 2001. Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(s) Amendment No. 3, dated September 8, 2003, to the Warrantech Corporation 1998 Employee Incentive Stock Option Plan, as amended and restated, effective June 12, 2003. Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 0-13084.

10(t) Amendment No. 3, dated October 7, 2003, to the Warrantech 401K plan. Incorporated by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 0-13084.

10(w) Employment Agreement dated April 1, 2003 between Warrantech Corporation and Joel San Antonio. Incorporated by reference to
                Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 0-13084.

*10(x) Employment Agreement dated April 1, 2004, between Warrantech Corporation and Richard F. Gavino.

10(y)           Employment Agreement between Warrantech Corporation and James F.
                Morganteen dated January 1, 2002. Incorporated by reference to
                Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(z) Schedule 10(u) identifying contracts that are substantially similar to Exhibit 10(t), the Employment Agreement between Warrantech Corporation and James F. Morganteen, in all material respects except as to the parties thereto, the dates of execution, or other details, incorporated by reference to
                Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

*10(aa) Employment Agreement dated March 15, 2004, between Warrantech Corporation and Evan Rothman.

*10(bb) Employment Agreement dated June 1, 2004, between Warrantech Corporation and Stephen R Williams.

10(cc) Employment Agreement dated April 1, 2000 between Warrantech Corporation and Richard Rodriguez. Incorporated by reference to
                Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended March 31, 2002, file no. 0-13084.

10(dd) Employment Agreement dated July 9, 2003, between Warrantech Corporation and Christopher L. Ford. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 0-13084.

10(ee) Employment Agreement dated April 1, 2003 between Warrantech Corporation and Randall San Antonio. Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, file no. 0-13084.

10(ff) Promissory Note and Pledge Agreement, as amended July 24, 2002, between Warrantech Corporation and William Tweed, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(gg) Promissory Note and Pledge Agreement, as amended, July 24, 2002, between Warrantech Corporation and Joel San Antonio, incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(hh) Promissory Note and Pledge Agreement, as amended July 24, 2002, between Warrantech Corporation and Jeff J. White. Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

*10(ii)         Code of Business Conduct and Ethics

*21             Subsidiaries of the Company

*31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

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


                                       WARRANTECH CORPORATION


Dated:   August 16, 2004               By: /s/ JOEL SAN ANTONIO
                                           -------------------------------------
                                           Joel San Antonio,
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated:   August 16, 2004               By: /s/ RICHARD F. GAVINO
                                           -------------------------------------
                                           Richard F. Gavino,
                                           Executive Vice President and
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 16, 2004.


/s/ JOEL SAN ANTONIO        Chairman, Chief Executive Officer and Director
------------------------     (Principal Executive Officer)
Joel San Antonio

/s/ RICHARD F. GAVINO       Executive Vice President and Chief Financial Officer
------------------------     (Principal Accounting and Financial Officer)
Richard F. Gavino

/s/ WILLIAM TWEED           Vice Chairman and Director
------------------------
William Tweed

/s/ LAWRENCE RICHENSTEIN    Director
------------------------
Lawrence Richenstein

/s/ JEFF J. WHITE           Director
-----------------
Jeff J. White

/s/ RONALD GLIME            Director
------------------------
Ronald Glime

/s/ RICHARD RODRIGUEZ       Director
------------------------
Richard Rodriguez

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                                                        Page No.
                                                                        --------

Report of Independent Auditors...........................................  F-2

Consolidated Financial Statements:
   Statements of Operations and Comprehensive Income
   For the Fiscal Years Ended March 31, 2004, 2003 and 2002..............  F-3

   Balance Sheets as of March 31, 2004 and 2003..........................  F-4

   Statements of Common Stockholders' Equity
   For the Fiscal Years Ended March 31, 2004, 2003 and 2002..............  F-6

   Statements of Cash Flows
   For the Fiscal Years Ended March 31, 2004, 2003 and 2002..............  F-7

Notes to Consolidated Financial Statements...............................  F-8

Consolidated Financial Statement Schedules:
Schedule VIII - Valuation and Qualifying Accounts........................  F-30

All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or accompanying notes.

[GRAPHIC OMITTED]
     WEINICK
      SANDERS                                                      1375 BROADWAY
       LEVENTHAL & CO. LLP                             NEW YORK, N.Y. 10018-7010
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
                                                                   WWW.WSLCO.COM

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Warrantech Corporation

         We have audited the accompanying consolidated balance sheets of Warrantech Corporation and Subsidiaries as of March 31, 2004 and 2003 and its related consolidated statements of operations and comprehensive income, common stockholders' equity and cash flows for the fiscal years ended March 31, 2004, 2003 and 2002. Our audits also included the financial statement schedules listed in the index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and Subsidiaries at March 31, 2004 and 2003 and the consolidated results of their operations and comprehensive income and their cash flows for the years ended March 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                       /s/ Weinick Sanders Leventhal & Co., LLP

New York, NY
August 13, 2004


                     WARRANTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                              For the Twelve Months Ended
                                                                       March 31,
                                                     -----------------------------------------------
                                                         2004             2003              2002
                                                     -------------    -------------    -------------
Gross revenues                                       $ 149,328,267    $ 146,754,611    $ 118,137,862
                                                     -------------    -------------    -------------
  Revenues deferred to future periods                  (14,929,216)      (2,582,371)      (7,795,864)
  Deferred revenues earned                             (14,437,772)     (45,934,893)     (15,583,551)
                                                     -------------    -------------    -------------
Net (increase) decrease in deferred revenues           (29,366,988)     (48,517,264)     (23,379,415)
                                                     -------------    -------------    -------------
Net revenues                                           119,961,279       98,237,347       94,758,447

Direct costs                                            87,427,618       62,549,340       67,023,904
Claims expense - Reliance                                       --               --       19,591,713
                                                     -------------    -------------    -------------
Gross Profit                                         $  32,533,661    $  35,688,007    $   8,142,830
                                                     -------------    -------------    -------------
Operating expenses
  Service, selling, and general and administrative      29,931,180       30,573,275       30,272,034
  Legal settlement                                              --               --         (824,332)
  Provision for bad debt expense                           590,000          150,444               --
  Depreciation and amortization                          3,280,604        3,885,054        4,480,442
                                                     -------------    -------------    -------------
Total costs and expenses                                33,801,784       34,608,773       33,928,144
                                                     -------------    -------------    -------------

Income (loss) from operations                           (1,268,123)       1,079,234      (25,785,314)
Other income                                               574,460          774,274          857,466
                                                     -------------    -------------    -------------

Income (loss) before provision for income taxes           (693,663)       1,853,508      (24,927,848)
Provision for income taxes                                (177,292)         386,616       (8,414,144)
                                                     -------------    -------------    -------------

Net income (loss)                                    $    (516,371)   $   1,466,892    $ (16,513,704)
                                                     =============    =============    =============
Earnings (loss) per share:
  Basic                                              $       (0.03)   $        0.10    $       (1.08)
                                                     =============    =============    =============
  Diluted                                            $       (0.03)   $        0.10    $       (1.08)
                                                     =============    =============    =============
Weighted average number of shares outstanding:
  Basic                                                 15,344,563       15,317,881       15,259,437
                                                     =============    =============    =============
  Diluted                                               15,569,608       15,398,910       15,259,437
                                                     =============    =============    =============

Comprehensive Income
--------------------
                                                               For the Years Ended March 31,
                                                     -----------------------------------------------
                                                         2004             2003              2002
                                                     -------------    -------------    -------------
Net income (loss)                                    $    (516,371)   $   1,466,892     $ (16,513,704)
Other comprehensive income (loss), net of tax
  Unrealized gain (loss) on investments                    (17,083)          13,713           (8,936)
  Foreign currency translation adjustments                 364,858         (158,659)         (11,143)
                                                     -------------    -------------    -------------
Comprehensive income (loss)                          $    (168,596)   $   1,321,946    $ (16,533,783)
                                                     =============    =============    =============

Comprehensive income (loss) per share:               $       (0.01)   $        0.09    $       (1.08)
                                                     =============    =============    =============

          See report of independent auditors and accompanying notes to consolidated financial statements.


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,      March 31,
                                                           2004           2003
                                                       ------------   ------------
                                   A S S E T S
                                   -----------
Current assets:
  Cash and cash equivalents                            $  5,229,773   $  6,422,530
  Investments in marketable securities                    1,370,731        843,980
  Accounts receivable, (net of allowances of
      $233,667 and $230,064, respectively)               23,369,612     22,008,608

  Other receivables, net                                  7,322,289      5,299,887
  Deferred income taxes                                   3,478,250      2,098,171
  Receivable from Reliance Warranty, Inc.                        --     15,892,635
  Employee receivables                                       70,908         73,833
  Prepaid expenses and other current assets                 728,265      1,218,392
                                                       ------------   ------------
     Total current assets                                41,569,828     53,858,036
                                                       ------------   ------------

Property and equipment, net                               5,746,851      8,296,313

Other assets:
  Excess of cost over fair value of assets acquired
     (net of accumulated amortization of $5,825,405)      1,637,290      1,637,290
  Deferred income taxes                                  18,879,171     19,792,378
  Deferred direct costs                                 186,513,417    173,557,349
  Investments in marketable securities                    1,083,400      1,355,263
  Restricted cash                                           825,000        825,000
  Split dollar life insurance policies                      900,145        877,126
  Other assets                                               29,448         47,122
                                                       ------------   ------------
     Total other assets                                 209,867,871    198,091,528
                                                       ------------   ------------
         Total Assets                                  $257,184,550   $260,245,877
                                                       ============   ============

          See report of independent auditors and accompanying notes to consolidated financial statements.


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,        March 31,
                                                                             2004             2003
                                                                         -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
---------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt and capital lease obligations     $     664,406    $     802,070
  Insurance premiums payable                                                31,613,047       36,070,992
  Income taxes payable                                                          48,099           81,236
  Accounts and commissions payable                                           7,083,459        8,118,371
  Claims loss liability                                                      5,608,893        9,262,407
  Accrued expenses and other current liabilities                             3,776,199        3,534,106
                                                                         -------------    -------------
       Total current liabilities                                            48,794,103       57,869,182
                                                                         -------------    -------------

Deferred revenues                                                          228,955,971      216,720,628
Claims loss liability                                                        3,882,685        9,491,578
Long-term debt and capital lease obligations                                   980,903        1,218,670
Deferred rent payable                                                          369,839          417,720
                                                                         -------------    -------------
  Total liabilities                                                        282,983,501      285,717,778
                                                                         -------------    -------------

Commitments and contingencies                                                       --               --

Stockholders' equity (capital deficiency):
  Preferred stock - $.0007 par value authorized - 15,000,000 Shares
    issued  - none at March 31, 2004 and March 31, 2003                             --               --
  Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,586,283 shares at March 31, 2004 and
    16,530,324 shares at March 31, 2003                                        116,106          115,714
  Additional paid-in capital                                                23,800,228       23,760,809
  Loans to directors and officers                                          (10,747,470)     (10,462,094)
  Accumulated other comprehensive income, net of taxes                         150,801         (196,974)
  Retained earnings (deficit)                                              (34,931,059)     (34,414,686)
                                                                         -------------    -------------
                                                                           (21,611,394)     (21,197,231)
Treasury stock - at cost, 1,187,606 shares at March 31, 2004
 And 1,249,690 shares  at March 31, 2003                                    (4,187,557)      (4,274,670)
                                                                         -------------    -------------
       Total Stockholders' Equity (Capital Deficiency)                     (25,798,951)     (25,471,901)
                                                                         -------------    -------------
       Total Liabilities and Stockholders' Equity (Capital Deficiency)   $ 257,184,550    $ 260,245,877
                                                                         =============    =============

          See report of independent auditors and accompanying notes to consolidated financial statements.


                     WARRANTECH CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (CAPITAL DEFIECINCY)

                                                         For the Years Ended March 31,
                                                  --------------------------------------------
                                                      2004             2003           2002
                                                  ------------    ------------    ------------
Common Stock Outstanding (shares)
---------------------------------
Balance, beginning of year                          16,530,324      16,525,324      16,514,228
Exercise of common stock options                        48,667           5,000              --
Issuance of common stock                                 7,292              --          11,096
                                                  ------------    ------------    ------------
Balance, end of year                                16,586,283      16,530,324      16,525,324
                                                  ============    ============    ============
Common Stock (amount)
---------------------
Balance, beginning of year                        $    115,714    $    115,679    $    115,580
Exercise of common stock options                           341              35              --
Issuance of common stock                                    51              --              99
                                                  ------------    ------------    ------------
Balance, end of year                              $    116,106    $    115,714    $    115,679
                                                  ============    ============    ============
Additional Paid-In Capital
--------------------------
Balance, beginning of year                        $ 23,760,809    $ 23,745,944    $ 23,742,868
Exercise of unrestricted common stock options               --           2,065              --
Exercise of restricted common stock options                 --          12,800              --
Issuance of common stock                                39,419              --           3,076
                                                  ------------    ------------    ------------
Balance, end of year                              $ 23,800,228    $ 23,760,809    $ 23,745,944
                                                  ============    ============    ============
Loans to Directors and Officers
-------------------------------
Balance, beginning of year                        $(10,462,094)   $(10,163,875)   $ (9,833,244)
Loans for exercise of stock options                   (285,376)       (298,219)       (330,631)
                                                  ------------    ------------    ------------
Balance, end of year                              $(10,747,470)   $(10,462,094)   $(10,163,875)
                                                  ============    ============    ============
Accumulated Other Comprehensive Income
--------------------------------------
Balance, beginning of year                        $   (196,974)   $    (52,028)   $    (31,949)
Foreign currency translation adjustments               364,858        (158,659)        (11,143)
Unrealized gain (loss) on investments                  (17,083)         13,713          (8,936)
                                                  ------------    ------------    ------------
Balance, end of year                              $    150,801    $   (196,974)   $    (52,028)
                                                  ============    ============    ============
Retained Earnings (Accumulated Deficit)
---------------------------------------
Balance, beginning of year                        $(34,414,688)   $(35,881,580)   $(19,367,876)
Net income (loss)                                     (516,371)      1,466,892     (16,513,704)
                                                  ------------    ------------    ------------
Balance, end of year                              $(34,931,059)   $(34,414,688)   $(35,881,580)
                                                  ============    ============    ============
Common stock in treasury (shares)
---------------------------------
Balance, beginning of year                          (1,249,690)     (1,212,159)     (1,415,171)
Purchase of treasury shares                                 --        (259,753)             --
Issuance of treasury shares                             62,084         222,222         203,012
                                                  ------------    ------------    ------------
Balance, end of year                                (1,187,606)     (1,249,690)     (1,212,159)
                                                  ============    ============    ============
Common stock in treasury (amount)
---------------------------------
Balance, beginning of year                        $ (4,274,670)   $ (4,224,641)   $ (4,341,206)
Purchase of treasury shares                                 --        (155,774)             --
Issuance of treasury shares                             87,113         105,745         116,565
                                                  ------------    ------------    ------------
Balance, end of year                              $ (4,187,557)   $ (4,274,670)   $ (4,224,641)
                                                  ============    ============    ============

                                                  ------------    ------------    ------------
Total Stockholders' Equity (Capital Deficiency)   $(25,798,951)   $(25,471,903)   $(26,460,501)
----------------------------------------------    ============    ============    ============

          See report of independent auditors and accompanying notes to consolidated financial statements.


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended March 31,
                                                           --------------------------------------------
                                                               2004            2003            2002
                                                           ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                        $   (516,371)   $  1,466,892    $(16,513,704)
                                                           ------------    ------------    ------------
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            3,280,604       3,885,054       4,480,442
     Compensatory element of stock options                           --          12,800              --
     Provision for bad debt expense                             590,000         150,444              --
     Deferred revenues                                       12,235,343      48,890,474      28,301,812
     Deferred direct costs                                  (12,956,068)    (47,285,192)    (21,483,900)
     Deferred income taxes                                     (466,872)        348,098     (11,605,229)
     Deferred rent payable                                      (47,881)        227,460        (103,033)
     Other                                                     (245,130)       (513,039)       (357,818)
     Increase (decrease) in cash flows as a result of
        changes in asset and liability balances:
        Accounts receivable                                  (1,361,004)     (3,566,473)     (6,289,620)
        Other receivables                                    (2,019,477)     (3,150,220)      4,888,473
        Receivable from  Reliance Warranty, Inc.             15,892,635              --     (15,892,635)
        Income taxes                                            (33,137)      1,210,312       4,249,572
        Prepaid expenses and other current assets               490,127        (617,448)        363,985
        Split dollar life insurance policies                    (23,019)         27,046        (195,910)
        Other assets                                             17,674          (2,576)         20,263
        Insurance premiums payable                           (4,457,945)      9,600,727       7,370,101
        Accounts and commissions payable                     (1,034,912)      1,157,906         613,593
        Claims loss liability - Reliance                     (9,262,407)    (10,959,364)     29,713,349
        Accrued expenses and other current liabilities          242,093         365,440      (2,721,412)
                                                           ------------    ------------    ------------
  Total Adjustments to reconcile net income to net cash
   provided by operating activities:                            840,624        (218,551)     21,352,034
                                                           ------------    ------------    ------------
Net cash flows provided by operating activities                 324,252       1,248,341       4,838,330
                                                           ------------    ------------    ------------
Cash flows from investing activities:
  Property and equipment purchased                             (418,822)     (1,818,224)     (1,496,747)
  Purchase of marketable securities                          (1,455,000)       (790,000)       (430,000)
  Decrease in notes receivable                                       --         137,683         462,113
  Proceeds from sales of marketable securities                1,190,000         945,000       1,415,304
                                                           ------------    ------------    ------------
Net cash (used) by investing activities                        (683,822)     (1,525,541)        (49,330)

Cash flows from financing activities:
  Exercise of common stock options and stock grants              18,868           2,100              --
  Purchase treasury stock                                            --        (155,774)             --
  Repayments, notes and capital leases                         (852,055)       (845,874)       (561,087)
                                                           ------------    ------------    ------------
Net cash (used by) financing activities                        (833,187)       (999,548)       (561,087)
                                                           ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents         (1,192,757)     (1,276,748)      4,227,913

Cash and cash equivalents at beginning of year                6,422,530       7,699,278       3,471,365
                                                           ------------    ------------    ------------
Cash and cash equivalents at end of year                   $  5,229,773    $  6,422,530    $  7,699,278
                                                           ============    ============    ============
Supplemental Cash Flow Information:
Cash payments (receipts) for:
  Interest                                                 $    148,358    $    275,185    $    217,072
                                                           ============    ============    ============
  Income taxes                                             $     48,650    $ (1,218,916)   $ (1,107,494)
                                                           ============    ============    ============
Non-Cash Investing and financing activities:
  Property and equipment financed through capital leases   $    487,060    $  1,120,273    $    443,232
  Capital leases refinanced                                $         --    $         --    $    151,727
  Increase in loans to officers and directors              $   (285,376)   $   (298,219)   $   (330,631)
  Issuance of treasury stock for services rendered         $     87,113    $    105,745    $    116,565

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business - Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis, the Company contracts with highly rated independent insurance companies or risk retention groups available to provide coverage for the Plans sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans.

         Plans issued under the Company's Programs provide consumers with expanded and/or extended product breakdown coverage for a specified period of time (and/or mileage in the case of automobiles and recreational vehicles), similar to that provided by manufacturers under the terms of their product warranties. Coverage generally provides for the repair or replacement of the product, or a component thereof, in the event of its failure. The Company's Programs provide clients with the opportunity for increased revenue and income without incurring the costs and responsibilities of operating their own programs.

         The Plans generally have terms extending up to one hundred twenty (120) months or, in the case of mileage based Plans, up to one hundred fifty thousand (150,000) miles. All repairs and/or replacements required under the Plans are performed by independent third party repair facilities or dealers. The cost of any repair or replacement is generally paid by the applicable insurance company. Notwithstanding the forgoing, however, certain Plans were insured by Reliance Insurance Company ("Reliance") which was placed in liquidation in 2002.

         Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation, its subsidiaries, all of which are wholly owned, and certain transactions involving Butler Financial Solutions, LLC ("Butler") due to its related interest to the Company. All intercompany accounts and transactions have been eliminated in consolidation.

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

         Revenue Recognition Policy - Revenue from administrator-obligor contracts and Butler-obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts, ("TB 90-1"). The Company recognizes such revenue over the life of the contract on a straight-line basis. In addition the Company charges the costs of contracts to operations over the life of the contracts on a straight-line basis.

         Based upon discussions with the SEC's Division of Corporation Finance following that office's review of the Company's periodic reports, the Company requested guidance from the SEC's Office of Chief Accountant ("OCA") concerning the appropriate revenue recognition policy which should be applied by the Company with respect to the Butler-obligor contracts. After considering the guidance received from the OCA, Butler was determined to be a nominally capitalized entity, and accordingly Financial Accounting Standards Board Emerging Issues Task Force Topic No. D-14, Transactions Involving Special-Purpose Entities ("Topic D-14"), would be applied to the Butler-obligor contracts. The Company therefore will treat the Butler-obligor contracts as if they were administrator-obligor contracts and will recognize revenues under such contracts pursuant to TB 90-1. These accounting changes do not alter the legal obligations under the applicable agreements in which the Company is not responsible for, nor has it assumed the, obligations of Butler.

         Revenue from dealer-obligor service contracts are sales in which the retailer/dealer is designated as the obligor. Historically, through June 15, 2003, the Company recognized revenues from these contracts in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit were deferred. Since June 15, 2003, revenue from these dealer/obligor service contracts is recognized on a straight-line basis over the life of the service contract, pursuant to Staff Accounting Bulletin 101 (see Footnotes 3 & 4 below).

         Direct Costs - Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts. Effective with the application of the revenue recognition policy described above, on all service contracts, the Company recognizes direct costs according to Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts". This requires that insurance premium costs be ratably expensed over the life of the service contract.

         Profit Sharing Arrangement - Pursuant to certain agreements with its insurers, the Company may be eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined based upon the residual value of the premiums set aside by the insurer to pay losses (the "Loss Fund"). The residual value is comprised of underwriting profits and investment income earned on the monies in the Loss Fund. Subsequent adjustments to original estimates are solely changes in estimates based upon current information, affording the Company better determination of ultimate profit sharing revenues and are reflected in income when known. The Company recognized $173,610 and $71,784 in profit sharing on its International business in the fiscal years ended March 31, 2004 and 2003, respectively, with no profit sharing recognized for fiscal years ended March 31, 2002.

         Provision for Bad Debt Expense - The Company's policy is to establish an allowance for doubtful accounts when receivables are determined to be uncollectible or impaired.

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

         Cash and Cash Equivalents - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no other cash equivalents at March 31, 2004 and 2003.

         At March 31, 2004 and 2003, respectively, the Company had cash on deposit in excess of federally insured limits of $1,146,776 and $4,535,328.

         Included in the cash and cash equivalent balances as reported at March 31, 2004 and 2003, respectively, is $2,591,419 and $944,435 of cash related to Butler. Since Butler is a private company, the Company has no means to determine the disposition of this cash, if any, and, accordingly management disclaims any knowledge of the existence of this cash or related assets, liabilities or expenses. As part of its agreement to receive monies received from RIC, Butler agreed to restrict its cash received from RWC related to such settlement to be used to pay future Reliance claims. At March 31, 2004, of the $1,982,012 received from RWC, Butler had $1,390,064 in such restricted cash on deposit.

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

         Capitalization Policy - In accordance with Statement of Position 98-1, the Company capitalizes purchased software or software development and implementation costs incurred internally or through independent consultants related to the Company's state of the art proprietary relational database and interactive operating software for warranty tracking and sales. These systems are only available for internal uses and are not available for purchase by outside parties. All direct implementation costs and purchased software costs are capitalized and amortized using the straight-line method over their estimated useful lives not to exceed a five-year period. Of the $2,849,015 and $4,427,891 of net unamortized software development costs at March 31, 2004 and March 31, 2003, respectively, the Company capitalized $441,300 and $779,665 during these periods, respectively.

         Once annually or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges. The Company determines such impairment by measuring the undiscounted future cash flow generated by the assets, comparing the result to the assets carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. At years ended March 31, 2004 and 2003, the Company found no impairment to its property and equipment or its other identifiable intangibles.

         Excess of Cost Over Fair Value of Assets Acquired - The excess of cost over fair value of the assets acquired ("Goodwill") is a result of the purchases of Dealer Based Services, Inc. in 1989, and certain assets of Distributors & Dealers Service Co., Inc. in October 1997. Prior to the early adoption of Statement of Financial Accounting Standard No. 142 "Goodwill and Intangible Assets" on April 1, 2001, the excess of cost over fair value of assets acquired was being amortized on a straight-line basis over 15, 10 and 4.5 years, respectively. As a result of the Company closing its offices in Europe during 2001, the excess of Cost over Fair Value of Assets acquired from Home Guarantee Corporation, PLC was charged to operations at that time.

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

         Advertising Costs - The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2004, 2003 and 2002 were $197,833, $261,182 and $388,085, respectively.

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

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities," as amended by FIN No. 46
         (R) in December 2003. FIN No. 46 (R) requires variable interest entities, or potential variable interest entities, to be consolidated by the primary beneficiary if the entity does not effectively disperse risk among the parties involved. The provisions of FIN No. 46 (R) are effective for periods ending after December 15, 2003 for special purpose entities and for all variable interest entities for periods ending after March 15, 2004.

         Since Butler was created prior to December 31, 2003 and the guidance provided by the staff, resulting in the Company's giving effect to Topic D-14, the Company is not required to apply this FASB Interpretation to Butler because, after making an exhaustive effort, it is unable to obtain the information necessary to perform the accounting required to consolidate Butler.

         In November 2002, the EITF issued a final consensus on Issue 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Issue 00-21 limits the amount of revenue that can be allocated to a delivered element to the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenue allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenue becomes non-contingent. Effective July 1 2003, the Company adopted EITF 00-21 prospectively. See Footnote 4 below for the impact on the Company's results of operations, and financial position.

4.       RESTATEMENTS

         The Company has adjusted its financial statements for the fiscal years ending on March 31, 2003 and 2002 and the first three quarters for the fiscal year 2004 in order to change the method of recognizing revenue from certain of the service contracts which it administers and to give effect to certain collateral transactions relating to such service contracts.

         Under most of the service contracts administered by the Company, either the retailer/dealer ("dealer-obligor contracts") or Butler ("Butler-obligor contracts") is the named obligor. The Company is the named obligor for service contracts ("administrator-obligor contracts") only where required by the local jurisdiction in which the service contracts are sold. In all circumstances, regardless of which entity is the named obligor, the obligations under the service contracts are insured by an A-rated licensed insurance company.

         Based upon discussions with the SEC's Division of Corporation Finance following that office's review of the Company's periodic reports, the Company requested guidance from the SEC's Office of Chief Accountant ("OCA") concerning, among other things, the appropriate revenue recognition policy which should be applied by the Company with respect to the Butler-obligor contracts. After considering the guidance received from the SEC Staff, Butler was determined to be a nominally capitalized entity, and accordingly, all transactions concerning Butler should be treated in a manner similar to accounting principles discussed in Financial Accounting Standards Board Emerging Issues Task Force Topic No. D-14, Transactions Involving Special-Purpose Entities ("Topic D-14"). The Company, therefore, will treat the Butler-obligor contracts as if they were administrator-obligor contracts and will recognize revenues under such contracts pursuant to TB 90-1. These accounting changes do not alter the legal obligations under the applicable agreements in which the Company is not responsible for, nor has it assumed the, obligations of Butler.

         In addition, the Company requested guidance from the OCA concerning the appropriate revenue recognition policy which should be applied by the Company with respect to the service contracts administered by the Company in which dealers or other third parties (other than Butler) are the obligor (dealer-obligor contracts). Prior to the request for guidance, the Company recognized revenue from these contracts based upon proportional performance. After considering the guidance received from OCA, effective with the issuance of EITF Abstracts Issue No. 00-21 (EITF No. 00-21), "Revenue Arrangements with Multiple Deliverables", the Company decided that it would not be appropriate to use proportional performance for these dealer-obligor contracts. In accordance with EITF No. 00-21 the Company's arrangement with respect to the dealer-obligor contracts involves multiple deliverables, which constitute separate units of accounting. The multiple deliverables rendered by the Company consist of sale and contract structuring services rendered to the dealer (delivered item) and claims handling and adjudication services rendered for the insurance carrier (undelivered item). According to EITF No. 00-21, in an arrangement of multiple deliverables, the delivered item should be considered a separate unit of accounting if all of the following criteria are met:

         a. The delivered item has value to the customer on a standalone basis

         b. There is objective and reliable evidence of the fair value of the undelivered item

         c. The arrangement includes a general right of return relative to the delivered item

         Since the Company was not able to obtain objective or reliable evidence of the fair value of the undelivered item, it was not established that the Company had a separate units of accounting. With the effective date of EITF No. 00-21 of June 15, 2003, revenue from these dealer/obligor service contracts is recognized on a straight-line basis over the life of the service contract, pursuant to Staff Accounting Bulletin 101. As a result, the Company restated its financial statements for the 2nd and 3rd quarters of fiscal year 2004 to reflect the changes above. The impact of the adjustment for the three quarters of fiscal year 2004 is as follows:


                                            Quarter ended June 30, 2003                    Quarter ended September 30, 2003
                                 -----------------------------------------------    ---------------===----------------------------
                                  As previously                                     As previously
                                     reported       Adjustments      As restated       reported       Adjustments    As restated
                                 -------------    -------------    -------------    -----------     -------------    -------------
Statement of Operations:
Gross revenues                   $          --    $  39,170,157    $  39,170,157    $          --   $  41,416,828    $  41,416,828
Net revenues                                --       30,393,822       30,393,822               --      43,744,046       43,744,046
Direct Costs                                --       23,098,528       23,098,528               --      32,496,197       32,496,197
Gross Profit                     $   8,455,357       (1,160,063)   $   7,295,294    $   9,587,578       1,660,271    $  11,247,890
Service, selling, general and
 administrative                  $   7,505,850         (155,083)   $   7,350,767    $   8,024,878        (272,847)   $   7,752,031
Income (loss) from operations          (73,573)      (1,004,980)      (1,078,553)         504,807       1,933,118        2,437,925
Other income                           286,868          (82,547)         204,321          605,858         (90,194)         515,664
Income before provision for
 income taxes                          213,295       (1,087,527)        (874,232)       1,110,665       1,842,924        2,953,589
Provision for income taxes              (2,000)        (397,240)        (399,240)         329,259         611,863          941,122
Net income (loss)                $     215,295         (690,287)        (474,992)   $     781,406       1,231,061        2,012,467

Earnings per share:
Basic                            $        0.01    $       (0.04)   $       (0.03)   $        0.05   $        0.08    $        0.13
                                 =============    =============    =============    =============   =============    =============
Diluted                          $        0.01    $       (0.04)   $       (0.03)   $        0.05   $        0.07    $        0.12
                                 =============    =============    =============    =============   =============    =============
Balance Sheet:
Cash & Cash Equivalents          $   4,689,531    $   2,651,123    $   7,340,654    $   2,867,612   $   2,472,743    $   5,340,355
Loan receivable - Butler
 Financial Solutions, Inc.           9,900,767       (9,900,767)              --       11,140,833     (11,140,833)              --
Receivable from Reliance                             15,892,635       15,892,635               --       15,892,635      15,892,635
Deferred income tax asset            2,098,171               --        2,098,171        2,098,171         168,700        2,266,871
Deferred income tax asset              802,404       19,389,212       20,191,616          653,504      19,370,049       20,023,553
Deferred direct costs                8,419,169      172,572,324      180,991,493        6,866,028     176,483,252      183,349,280
Notes receivable                     5,374,772       (5,374,772)              --        6,404,655      (6,404,655)              --
Total assets                        73,811,307      176,945,109      250,756,416       76,193,247                      255,490,948

Accounts and commissions payable    37,084,279      (29,191,324)       7,892,955        7,673,839              --        7,673,839
Claims Liability - Reliance                 --        5,608,893        5,608,893               --       4,482,325        4,482,325
Deferred revenues                   13,072,167      212,367,918      225,440,085       10,831,022     217,129,441      227,960,463
Claims Liability - Reliance                 --        4,884,121        4,884,121               --       4,482,325        4,482,325
 Retained earnings (deficit)     $     819,926      (35,709,606)   $ (34,889,680)   $   1,601,332   $ (35,962,867)   $ (34,361,535)

                                        Quarter ended December 31, 2003
                                 ------------------------------------------------
                                 As previously
                                    reported        Adjustments    As restated
                                 -------------    -------------    -------------
Statement of Operations:
Gross revenues                                    $  35,373,142    $  35,373,142
Net revenues                                --       19,073,561       19,073,561
Direct Costs                                --       12,652,697       12,652,697
Gross Profit                     $   8,737,105       (2,316,241)   $   6,420,864
Service, selling, general and
 administrative                  $   7,582,779         (248,238)   $   7,334,541
Income (loss) from operations          270,433       (2,068,003)      (1,797,570)
 Other income                          484,306         (152,711)         331,595
Income before provision for
 income taxes                          754,739       (2,220,714)      (1,465,975)
Provision for income taxes             301,113         (785,814)        (484,701)
Net income (loss)                $     453,626       (1,434,900)        (981,274)

Earnings per share:
Basic                            $        0.03    $       (0.09)   $       (0.06)
                                 =============    =============    =============
Diluted                          $        0.03    $       (0.09)   $       (0.06)
                                 =============    =============    =============
Balance Sheet:
Cash & Cash Equivalents          $   2,973,860    $   1,136,665    $   4,110,525
Loan receivable - Butler
 Financial Solutions, Inc.          13,320,598      (13,320,598)              --
Receivable from Reliance                    --       15,892,635       15,892,635
Deferred income tax asset            1,872,574          318,100        2,190,674
Deferred income tax asset              650,704       19,245,063       19,895,767
Deferred direct costs                5,312,889      178,567,481      183,880,370
Notes receivable                     7,387,250       (7,387,250)              --
Total assets                        78,631,521                       273,081,481

Accounts and commissions payable     7,226,472               --        7,226,472
Claims Liability - Reliance                 --        5,608,893        5,608,893
Deferred revenues                    8,816,766      219,492,595      228,309,361
Claims Liability - Reliance                 --        5,261,913        5,261,913
 Retained earnings (deficit)     $   2,054,956    $ (35,913,442)   $ (33,858,486)

5.       CLAIMS LOSS LIABILITY

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

         Warrantech Automotive was the named obligor, as well as the administrator, under some of the vehicle service contracts insured by Reliance. As the obligor, Warrantech Automotive would ultimately be responsible for paying for the repairs under such contracts. Additionally, for financial reporting purposes only, Warrantech is treated as the obligor under the service contracts in which Butler is the named obligor. While Warrantech is not obligated to pay claims under such service contracts, it has treated the claims obligations under the Butler-obligor contracts, including the service contracts which were insured by Reliance, as obligations of the Company for accounting purposes. Prior to Reliance's liquidation, Reliance covered the cost of the repairs under the insurance policies it provided. Because of Reliance's liquidation, insurance coverage for the Company's obligations under those service contracts ceased to exist. However, a non-insurance affiliate of Reliance, Reliance Warranty Company ("RWC"), which was not placed in liquidation, held premiums totaling approximately $15,892,635 relating to a portion of the service contracts in which Butler, the retailer/dealers and Warrantech Automotive were the named obligors. The Company received $15,892,635 from RWC during the fourth quarter of fiscal 2004, as part of a settlement for claims paid by the Company on behalf of RWC. As a result of the Reliance liquidation, the Company recorded a claims liability expense for $19,591,713 during fiscal 2002, which was net of the $15,892,632 receivable from RWC.

         To mitigate its claims liability expense resulting from Reliance's liquidation, the Company is attempting to ascertain if any recovery is available from the Pennsylvania Insurance Department Insurance Funds, any other state guaranty funds, or any Federal subsidies to the insurance industry in general or Reliance specifically, as a result of the terrorist attacks to pay vehicle service contract claims. If such subsidies are available, it could take years before recovery, if any, is obtained.

         During the years ended March 31, 2004, 2003 and 2002, the Company paid $9,262,407, $10,959,364 and $5,770,999, respectively, in claims related to Reliance obligations. Remaining amounts are expected to be paid out as set forth in the following table.

                                                     Expected Payment Date
                        --------------------------------------------------------------------------
                           2005         2006         2007         2008         2009      Thereafter    Total
                        ----------   ----------   ----------   ----------   ----------   ---------   ----------
Claims loss liability   $5,608,893   $3,882,685   $       --   $       --   $       --   $      --   $9,491,578

6.       RESTRICTED CASH

         At March 31, 2004 and 2003, cash in the amount of $825,000 was on deposit with Florida and Ohio regulatory agencies to comply with their state insurance laws. Additionally, Butler had $1,390,064 at March 31, 2004, which is restricted for use to pay Reliance claims.

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

         Principal amounts by expected maturity as of March 31, 2004 of marketable securities are as follows:

                                                    Expected Maturity Date
                  ---------------------------------------------------------------------------
                     2005          2006         2007         2008         2009      Thereafter     Total     Fair Value
                  ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Available for
 sale securities  $1,355,000   $  925,000   $  120,000   $       --   $       --   $       --   $2,400,000   $2,454,131
Interest rate           4.36%        3.95%        1.99%          --           --           --

       Principal amounts by expected maturity as of March 31, 2003 of marketable securities are as follows:


                                                    Expected Maturity Date
                  ---------------------------------------------------------------------------
                     2004          2005         2006        2007         2008      Thereafter     Total      Fair Value
                  ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Available for
 sale securities  $1,765,588   $  360,573   $       --   $       --   $       --   $   37,550   $2,163,711   $2,199,243
Interest rate           4.93%        4.96%          --           --           --         5.50%

8.      OTHER RECEIVABLES

         The nature and amounts of Other Receivables as of March 31, 2004 and 2003 are as follows:

                                                                        March 31,
                                                                -------------------------
                                                                   2004          2003
                                                                -----------   -----------
Receivable from Reliance Warranty, Inc.                                  --   $15,892,635
                                                                ===========   ===========
Other receivables, net
   Due from insurance companies                                 $ 4,555,772     4,429,450
   Due from dealers                                                 464,436       348,229
   Due from insurance companies - reimbursement of legal fees     1,865,399            --
                                                                -----------   -----------
        Due from insurance companies/dealers                      6,885,607     4,777,679
   Agent advances                                                   109,604       157,527
   Other                                                            327,078       364,681
                                                                -----------   -----------
                                                                  7,322,289     5,299,889
Allowance for doubtful accounts                                          --            --
                                                                -----------   -----------
Total Other receivables, net                                    $ 7,322,289   $ 5,299,889
                                                                ===========   ===========


         The following table sets forth the carrying amounts and fair values of the Company's other receivables at March 31, 2004.

                                                     Expected Maturity Date
                          ---------------------------------------------------------------------------
                             2004         2005         2006         2007         2008      Thereafter       Total      Fair Value
                          ----------   ----------    ----------   ----------   ----------  ----------    ----------    ----------
Other receivables,
 net                      $7,322,289           --            --           --           --          --    $7,322,289    $7,322,289

         The following table sets forth the carrying amounts and fair values of the Company's loan and other receivables at March 31, 2003.

                                        Expected Maturity Date
                          ----------------------------------------------------------------------------
                             2003          2004         2005         2006         2007      Thereafter      Total      Fair Value
                          ----------   -----------   ----------   ----------   ----------   ----------   -----------   -----------
Receivable - Reliance
 Warranty, Inc.                   --   $15,892,635           --           --           --           --   $15,892,635   $15,892,635

Other receivables, net     5,299,887            --           --           --           --           --     5,299,887     5,299,887

9.   PROPERTY AND EQUIPMENT
                                                           March 31
                                                   -------------------------
                                                       2004          2003
                                                   -----------   -----------
Automobiles                                        $    61,280   $    67,701
Equipment, furniture and fixtures                    9,867,191    10,486,659
Leasehold improvements                               2,028,573     2,135,007
Software development costs                          15,670,248    15,226,184
                                                   -----------   -----------
                                                    27,627,292    27,915,551
Less: Accumulated depreciation and amortization     23,642,267    21,556,526
                                                   -----------   -----------
                                                     3,985,024     6,359,025
                                                   -----------   -----------
Assets under capital leases:
  Cost                                               9,666,422     9,624,745
  Less: Accumulated amortization                     7,904,595     7,687,457
                                                   -----------   -----------
                                                     1,761,827     1,937,288
                                                   -----------   -----------
Total Property and Equipment, net                  $ 5,746,851   $ 8,296,313
                                                   ===========   ===========

         Amortization expense on assets under capital leases for the years ended March 31, 2004, 2003 and 2002 was $520,340, $662,715 and $1,053,797,
         respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 2004, 2003 and 2002 was $2,760,264, $3,222,339 and $3,426,645, respectively.

10.      LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

         Long-term debt and capital lease obligations consisted of the following:

                                                           March 31
                                                   -------------------------
                                                       2004          2003
                                                   -----------   -----------
Capital lease obligations - for property and
 equipment payable monthly with interest
 rates ranging from 4.92% to 12.1% through 2009    $ 1,636,197  $ 2,020,740
Other                                                    9,112
Less: Current maturities                               664,406      802,070
                                                   -----------  -----------
Long-term portion                                  $   980,903  $ 1,218,670
                                                   ===========  ===========

         The aggregate amounts of maturities at March 31, 2004 were as follows:

                                                       Minimum Future
         Fiscal Year                                   Lease Payments
                                                       --------------
         2005                                          $      779,762
         2006                                                 510,099
         2007                                                 313,136
         2008                                                 251,863
         2009                                                  39,489
         2010 and thereafter                                       --
                                                       --------------
                                                            1,894,349
         Less amount representing interest                    258,152
                                                        --------------
         Net                                           $    1,636,197
                                                       ==============

         The capital lease obligations are collateralized by the capitalized property and equipment related to the underlying leases.

11.      SPLIT DOLLAR LIFE INSURANCE POLICIES

         Through April 2003, the Company made payments on split dollar insurance policies on the lives of six officers of the Company, respectively. The Company suspended payment of premiums under these policies until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. The cash surrender value of these policies was $900,145 and $877,126 as of March 31, 2004 and 2003, respectively. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid.


12.      INCOME TAXES

         A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                                       For the years ended March 31,
                                       -------------------------------------------------------------------------------------------
                                                    2004                            2003                            2002
                                       ----------------------------     ---------------------------    ---------------------------
Income (loss) before income taxes      $  ( 693,663)                    $  1,853,508                   $(24,927,848)
                                       ------------                     ------------                   ------------
Federal statutory rate                 $   (235,846)           34.0%    $    630,190           34.0%   $ (8,475,464)          34.0%
State tax effect                            (96,037)           13.8%        (187,141)         -10.1%        (77,130)           0.3%
Goodwill                                         --              --%              --            0.0%             --            0.0%
Non deductible items                         55,073            -7.9%          34,657            1.9%         34,179           -0.1%
Other                                        99,518            14.3%         (91,090)          -4.9%        104,271           -0.4%
                                       ------------    ------------     ------------   ------------    ------------   -------------
Provision (benefit) for income taxes   $   (177,292)           25.6%    $    386,616           20.9%   $ (8,414,144)          33.8%
                                       ============    ============     ============   ============    ============   =============

         The components of tax expense
         are as follows:                                                         Provision
         For the Year Ended March 31, 2004         Current         Deferred      (Benefit)
         ---------------------------------       ------------   ------------   ------------
         Federal                                 $      8,703   $   (392,733)  $   (384,030)
         State                                        (57,187)       (88,324)      (145,511)
         Foreign                                      388,455        (36,206)       352,249
                                                 ------------   ------------   ------------
         Total                                   $    339,971   $   (517,263)  $   (177,292)
                                                 ============   ============   ============

         For the Year Ended March 31, 2003:
         ----------------------------------
         Federal                                 $     32,791   $    482,370   $    515,161
         State                                       (104,423)      (179,124)      (283,547)
         Foreign                                      110,148         44,854        155,002
                                                 ------------   ------------   ------------
         Total                                   $     38,516   $    348,100   $    386,616
                                                 ============   ============   ============

         For the Year Ended March 31, 2002:
         ----------------------------------
         Federal                                 $  3,025,721   $(11,387,564)  $ (8,361,841)
         State                                        176,629       (293,493)      (116,864)
         Foreign                                      100,573        (36,010)        64,563
                                                 ------------   ------------   ------------
         Total                                   $  3,302,923   $(11,717,067)  $ (8,414,144)
                                                 ============   ============   ============

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the net deferred tax asset are as follows:

                                                                ---------------------------
                                                                For the Years Ended March 31,
                                                                ---------------------------
                                                                     2004          2003
                                                                ------------   ------------
         Deferred tax assets
            Deferred revenue                                    $ 74,011,369   $ 73,649,047
            Deferred rent                                            125,745        142,025
            Provision for doubtful accounts                           76,047         78,222
            Accrued bonus                                             92,155        149,447
            Foreign loss benefit                                     137,456        205,470
            Net operating loss                                     3,057,265      1,682,365
            Net state benefit                                        795,864        796,969
           Tax vs.  book depreciation                                 70,750         39,046
           Other                                                      91,243        113,284
                                                                ------------   ------------
               Total assets                                       78,457,894     76,855,875
         Deferred tax liabilities
            Deferred direct costs                                (60,320,142)   (59,009,497)
            Section 174 expense                                     (736,243)    (1,119,419)
                                                                ------------   ------------
               Total liabilities                                 (61,056,385)   (60,128,916)
                                                                  17,401,509     16,726,959
         Less:  Valuation allowance                                 (177,020)      (256,434)
                                                                ------------   ------------
                                                                  17,224,489     16,470,525
         Plus:  Tax  effect  of Butler transaction                 5,132,932      5,420,024
                                                                ------------   ------------
            Net deferred tax asset                              $ 22,357,421   $ 21,890,549
                                                                ============   ============

         As of March 31, 2004, the Company had a United States net operating loss carryforward of approximately $8.99 million, which is available to reduce future regular federal taxable income. If not used, the entire carryover will expire in the years 2020 to 2024. As of March 31, 2004, the Company also had a foreign net operating loss carryforward of approximately $916,000. Due to the uncertainty of the realization of these foreign tax carryforwards, the Company established a valuation allowance against these carryforward benefits of $177,292 and $256,434 at March 31, 2004 and 2003, respectively.

         Section 174 expense represents research and experimental expenses related to the development of a proprietary relational database and interactive software.

13.      COMMITMENTS AND CONTINGENCIES

         Operating Lease Commitments - The Company leases office and warehouse space under noncancellable operating leases expiring through 2013. These leases include scheduled rent increases over their respective terms. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense, net of sub-lease income, charged to operations for the years ended March 31, 2004, 2003 and 2002 was $2,101,971, $1,837,314 and $1,389,764, respectively.

         Future minimum commitments under these leases that have initial or remaining lease terms in excess of one year at March 31, 2004, are as follows:

                                          Fiscal Year       Amount
                                          -----------    ------------
                                                 2005    $  1,322,599
                                                 2006       1,268,616
                                                 2007       1,247,740
                                                 2008       1,231,629
                                                 2009       1,288,409
                              Thereafter through 2013       5,046,269
                                                         ------------
                  Total future minimum lease payments    $ 11,405,262
                                                         ============

         Employment Contracts - The Company has employment contracts with its officers and certain key employees. These employment contracts, expiring on various dates through 2008, provide for aggregate minimum annual base compensation of $2,327,250. Certain agreements also call for (i) annual increases, (ii) cost of living increases, (iii) automobile allowances and (iv) additional compensation if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and/or Company common stock. The Company also agreed to forgive interest which has accrued annually on a note between the Company and its CEO, for as long as the CEO remains in the Company's employ.

         Line of Credit - The Company executed an agreement with Great American Insurance Company ("GAIC") on October 9, 2002, whereby, GAIC agreed to provide funding by extending a favorable change of its credit terms to the Company.

         GAIC also agreed to extend a separate line of credit for an amount up to $3 million to the Company, subject to certain adjustments, to fund unanticipated working capital requirements. Interest is charged on monies advanced from the line of credit at an annual rate of prime plus 2%. As of March 31, 2004, no amounts were drawn on the line of credit since its inception.

         Equipment Financing - The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2004 amounted to $487,060 compared to $1,120,273 during the fiscal year ended March 31, 2003. At fiscal year end 2004, the Company had $1,636,197 in debt from capital lease obligations compared to $2,020,740 at fiscal year-end 2003.

         Litigation - The Company is from time to time involved in litigation incidental to the conduct of its business.

         Lloyd's Underwriters

         Certain Underwriters at Lloyd's, London and Other Reinsurers Subscribing to Reinsurance Agreements F96/2992/00 and No. F97/2992/00
         v. Warrantech Corporation, Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., and Joel San Antonio, United States District Court, Northern District of Texas, Fort Worth Division.

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

         The award supports the assertions of Houston General with respect to the validity of the claims that it paid. Warrantech was not involved in the selection of these re-insurers, has no contractual relationship with them, and has had no reporting or other obligation to them. Despite these facts, the Lloyd's syndicates now seek to recover some portion of the arbitration award from the Warrantech entities on two theories of liability. The first is that, at the time certain claims were presented to Houston General for payment, the Warrantech entities either fraudulently or negligently represented to Houston General that such claims were valid. The second is that the Warrantech entities intentionally failed to comply with their legal obligations to cooperate with the parties during the discovery process for the arbitration. The complaint seeks ordinary, punitive and exemplary damages although no specific amount is requested. On January 6, 2004, the plaintiff filed an amended complaint that added Joel San Antonio, Chairman and Chief Executive Officer of Warrantech Corporation, as a party defendant in his individual capacity.

         Warrantech has filed a counterclaim against Lloyd's arising out of the same set of facts that underlie the original litigation. Warrantech alleges fraud, unfair claim settlement practices and bad faith and is seeking damages of approximately $46 million. Warrantech is also asking that treble damages for $138 million be awarded as permitted under applicable Texas law.

         This case was originally brought in the District Court of Tarrant County, Texas, 17th Judicial District. On March 19, 2004, Defendant San Antonio filed a notice of removal to the United States District Court which motion was joined by all other defendants. Following removal, Lloyd's filed a motion to remand the case to state court. Upon consideration of the arguments and authorities submitted by all parties, Judge McBryde denied Lloyd's motion with the result that the case will be tried in United States District Court. At present, the parties are complying with certain orders issued by Judge McBryde and are continuing their discovery efforts.

         Management continues to believe that this case is without merit. At this time, however, it is not able to predict the outcome of the litigation. For this reason, the Company is unable to determine its potential liability, if any, and as such, the accompanying financial statements do not reflect any estimate for losses.

         Insurance liability - As a consequence of the September 11, 2001 tragedies, one of the Company's former insurance carriers, Reliance, incurred potential claim losses that were greatly in excess of its ability to pay them. Consequently, the Pennsylvania Insurance Commissioner placed Reliance in receivership in October 2001. Reliance had been an insurer of the Company's automotive contracts until August 2000. The Company was the obligor under approximately 20% of the outstanding Reliance-insured contracts. As disclosed in Notes 3 & 4 above, Butler assumed the obligations of the Company and the estimated claims loss was charged to operations in 2002.

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

         Stock Awards - Restricted common stock of the Company may be awarded to officers, key employees, non-employee directors and certain other non-employees. Shares granted are subject to certain restrictions on ownership and transferability. Such restrictions on current restricted stock awards typically lapse one to three years after the award. The deferred compensation expense related to restricted stock grants is amortized to expense on a straight-line basis over the period of time of the restrictions are in place. Restricted common stock awards to employees reduce stock options otherwise available for future grants. The common stock awards are valued based on the opening price of the Company's stock on the date the award is approved by the Board of Directors. During the year end March 31, 2004, 69,375 restricted shares were awarded to directors and employees. Common stock awards totaling 134,722 restricted shares were granted to directors and employees and 87,500 restricted shares were awarded to non-employees during the fiscal year ended March 31, 2003.

         The Company recognized costs of $100,000, $126,505 and $75,416 for the years ended March 31, 2004, 2003 and 2002, respectively, for stock-based compensation to employees and directors. The Company recognized costs of $0, $74,688 and $49,997 for the years ended March 31, 2004, 2003 and 2002, respectively, for stock-based compensation to non-employees.

         Stock Option Plans - At March 31, 2004, the Company had one stock option plan, which is described above. SFAS No. 123, "Accounting for Stock-based Compensation," defines a fair value method of accounting for an employee stock option. SFAS No. 123 allows a company to continue to measure compensation costs for theses plans using APB No. 25 and related interpretations. The Company has elected to continue using APB No. 25 for accounting for its employee stock compensation plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. If Warrantech had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:

                                               For the Years Ended March 31,
                                       -------------------------------------------
                                           2004            2003            2002
                                       ------------    ------------   ------------
Net income (loss) as reported          $   (516,371)   $  1,466,892   $(16,513,704)
Net income (loss) pro forma            $   (624,369)   $  1,399,608   $(16,755,106)
Shares - Basic                           15,344,563      15,317,881     15,259,437
Basic earnings per share as reported   $      (0.03)   $       0.10   $      (1.08)
Basic earnings per share pro forma     $      (0.04)   $       0.09   $      (1.10)


         Presented below is a summary of the status of the stock options in the plan and the related transactions for the years ended March 31, 2004, 2003 and 2002.

                                                2004                        2003                       2002
                                       -------------------------------------------------------------------------------
                                                     Weighted                    Weighted                    Weighted
                                                     Average                     Average                     Average
                                                     Exercise                    Exercise                    Exercise
                                        Shares       Price          Shares       Price          Shares       Price
                                      ----------    ----------    ----------    ----------    ----------    ----------
Options outstanding at beginning of
 year                                  1,306,380    $     1.33     1,416,283    $     1.54     1,185,748    $     2.18
Granted                                  278,040          1.38       664,048          0.73       361,253          0.89
Canceled/Surrendered                    (121,518)        (1.44)     (687,284)        (2.13)      (70,108)        (1.32)
Exercised                                (20,000)        (0.60)       (5,000)        (0.42)           --            --
Forfeited                               (110,113)        (0.94)      (81,667)        (0.92)      (60,610)        (1.35)
                                      ----------    ----------    ----------    ----------    ----------    ----------
Options outstanding at end of year     1,332,789    $     1.23     1,306,380    $     1.10     1,416,283    $     1.93
                                      ==========    ==========    ==========    ==========    ==========    ==========

                                      ----------    ----------    ----------    ----------    ----------    ----------
Options exercisable at end of year       764,604    $     1.35       662,097    $     1.33       531,261    $     1.54
                                      ==========    ==========    ==========    ==========    ==========    ==========

       The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the years ended March 31, 2004, 2003 and 2002 was $0.56, $0.48 and $1.22,
       respectively.

       The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at March 31, 2004.

                                                  Stock Options                      Stock Options
                                                   Outstanding                        Exercisable
                                      --------------------------------------    ------------------------
                                                    Weighted       Weighted                    Weighted
                                                     Average       Average                     Average
                                                    Remaining      Exercise                    Exercise
Range Of Exercise Prices                Shares      Life (Yrs)      Price         Shares       Price
------------------------              ----------    ----------    ----------    ----------    ----------
$0.67 to $0.94                           694,010          6.48    $     0.78       301,250    $     0.73
$1.00                                  1,650,000          2.40    $     1.00     1,650,000    $     1.00
$1.26 to $1.595                          617,065          5.13    $     1.40       437,065    $     1.33
$3.25 to $3.375                          101,290          4.15    $     3.26       101,290    $     3.26
                                      ----------    ----------    ----------    ----------    ----------
Total at March 31, 2004                3,062,365          3.93    $     1.68     2,489,605    $     1.81
                                      ==========    ==========    ==========    ==========    ==========
Total at March 31, 2003                6,096,380          4.52    $     1.97     3,709,022    $     1.89
                                      ==========    ==========    ==========    ==========    ==========
Total at March 31, 2002                3,416,283          5.02    $     1.78     2,531,257    $     1.90
                                      ==========    ==========    ==========    ==========    ==========

         Other Stock Options - The Company may issue options to purchase its common stock to officers, non-employees, non-employee directors or others as part of settlements in disputes and/or incentives to perform services for the Company. The Company accounts for stock options issued to vendors and non-employees of the Company under SFAS No. 123 "Accounting for Stock-based Compensation." In addition to the options described below, during the year ended March 31, 2003, the Company issued options to purchase 18,667 shares of common stock to vendors at a weighted average exercise price of $0.68 per share and options to purchase 30,000 shares of common stock to non-employee vendors at an exercise price of $0.73 per share during the fiscal year ended March 31, 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted average assumptions identical to those used for options granted to employees.

         The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended March 31, 2004, 2003 and 2002, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.5% - 5.0%; and expected option life of 3 to 5 years.

         On October 1, 2002, as part of an agreement between the Company and GAIC to provide extended credit terms, GAIC received options to purchase up to 1,650,000 shares of common stock. The GAIC options are exercisable no earlier than January 1, 2006 nor later than December 31, 2006. Per the terms of the agreement, since Warrantech's stock did not trade above $2 per share for ten consecutive trading days prior to January 1, 2004, the exercise price of the option was automatically reduced to $1 per share from $2 per share. The GAIC options are each exercisable for a period of five years. Warrantech has the right to redeem these options at any time if its shares trade at a price of $3.00 per share or more on any five consecutive trading days. The redemption price is $.001 per share. However, if Warrantech elects to redeem the options, GAIC will have the right to exercise their respective options immediately prior to the redemption. If GAIC exercises all of these options, it would own approximately 10.8% of the Company's outstanding shares. As the options had no value under the Black-Scholes option pricing model, no compensation expense was recorded in the Company's results of operations for the fiscal year ended March 31, 2004.

         On June 11, 2002, simultaneously with the settlement of the litigation with Staples, the Company granted Staples options to purchase 1,000,000 shares of common stock at an exercise price of $2.00 per share (the "Staples Options"). As part of the agreement with Reliance, Staples received $3 million from Reliance, assumed obligations as dealer for their reliance warranty contracts and surrendered their option to purchase 1,000,000 shares of common stock.

         On August 24, 2001, simultaneously with the settlement of the litigation among Service Guard Insurance Agency, Inc., AIG and related entities, the Company granted AIG options to purchase 2,000,000 shares of common stock at an exercise price of $2.00 per share (the "AIG Options"). As part of the Reliance settlement agreement, AIG agreed to relinquish its interest in the options. The fair value of the above options, as determined under the Black-Scholes option pricing model, of $0 in fiscal 2004, $21,000 in fiscal 2003 and $0 in fiscal 2003 was charged to operations.

         On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised an aggregate of 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual rate of 6%. The promissory notes, which were with recourse and secured by the stock certificates issued, matured July 5, 2001. On March 22, 1999, Joel San Antonio delivered an additional promissory note for $595,634, payable to the Company, representing the amounts funded by the Company for the payroll taxes payable by him for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represented approximately $10 million. The amounts of these notes are recorded as a contra-equity account, which is a reduction of stockholders' equity.

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

         In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the then applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note is $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $194,786, 200,506 and $330,631of interest which accrued on the note during fiscal years 2004, 2003 and 2002, respectively has been forgiven. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

         The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio, including the capitalized interest of $480,303, is $10,747,470 at March 31, 2004.

         Savings and Retirement Plan

         The Company and its qualified employees also participate in a Savings and Retirement Plan also known as the 401(k) Plan (the "Plan"). All of the Company's domestic employees who have completed one year of service with the Company are eligible to participate in the Plan. The Company contributes 66% of an eligible employee's contribution to the Plan, with a maximum up to 4% of the employee's compensation. The Company's contribution, for the benefit of the employee, vests after an employee has been employed by the Company for three years. The Company contributed $217,159 and $95,819 to the Plan during the fiscal years ended March 31, 2004 and 2003, respectively.

15.      OTHER INCOME (EXPENSE)

         Other income (expense) consists of the following:

                                                2004          2003          2002
                                             ----------    ----------    ----------
         Interest and dividend income        $  615,248    $  647,372    $  855,877
         Interest expense                      (690,019)     (275,185)     (217,072)
         Gain(loss) on sale of assets             1,195       (70,463)      (45,018)
         Credit card usage rebate               541,345       453,760       147,735
         Miscellaneous income (expense)         106,691        18,790       115,944
                                             ----------    ----------    ----------
             Total Other Income (expense)    $  574,460    $  774,274    $  857,466
                                             ==========    ==========    ==========

16.      SIGNIFICANT CUSTOMERS

         During the fiscal year ended March 31, 2004, the Company had one customer which accounted for more than 10% of the Company's consolidated gross revenues fees. In 2004, 2003 and 2002 gross revenues fees from this significant customer were $15.3 million, $13.8 million and $14.0 million, respectively, which accounted for 11%, 9% and 12% of the Company's total gross revenues fees, respectively.


17.      EARNINGS PER SHARE

         The computations of earnings per share for the years ended March 31, 2004, 2003 and 2002 are as follows:


                                                        For the Years Ended March 31,
                                                      2004           2003          2002
                                                  ------------   ------------   ------------
Numerator:
   Net income (loss) applicable to common stock   $   (516,371)  $  1,466,892   $(16,513,704)

Denominator:
   Average outstanding shares used in the
    computation of per share earnings:
      Common Stock issued-Basic shares              15,344,563     15,317,881     15,259,437
      Stock Options (treasury method)                       --         81,029        225,045
                                                  ------------   ------------   ------------
      Diluted shares                                15,569,608     15,398,910     15,259,437
                                                  ============   ============   ============
Earnings (loss) per common share:
   Basic                                          $      (0.03)  $       0.10   $      (1.08)
                                                  ============   ============   ============
   Diluted                                        $      (0.03)  $       0.10   $      (1.08)
                                                  ============   ============   ============

18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

         The components of accumulated other comprehensive income, net of related tax, for the years ended March 31, 2004, 2003 and 2002 are as follows:

                                                    March 31,       March 31,
                                                      2004            2003
                                                  ------------   ------------
Unrealized gain/ (loss) on investments            $        963   $     18,046
Accumulated translation adjustments                    149,838       (215,020)
                                                  ------------   ------------
Accumulated other comprehensive income            $    150,801   $   (196,974)
                                                  ============   ============

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


                                                  Consumer                       Reportable
Year Ended                       Automotive       Products      International     Segments         Other           Total
-----------------------------   ------------    ------------    ------------    ------------    ------------    ------------
March 31, 2004
--------------
Revenues                         103,494,113      38,974,179       7,725,941     150,194,233        (865,966)    149,328,267
Profit (loss) from operations      2,074,521       2,815,524         887,640       5,777,685      (7,045,808)     (1,268,123)
Pretax income (loss)              (3,952,873)        925,735         896,177      (2,130,961)      1,437,298        (693,663)
Net interest income (expense)       (381,282)        (58,666)         14,599        (425,348)        350,577         (74,771)
Depreciation/amortization            386,794       1,291,273          82,484       1,760,551       1,520,053       3,280,604
Total assets                     180,793,348      65,350,694       8,618,712     249,885,803       2,109,732     256,872,485

March 31, 2003
--------------
Revenues                         108,025,461      33,681,861       5,359,710     147,067,032        (312,421)    146,754,611
Profit (loss) from operations      4,846,609         695,847          94,101       5,636,557      (4,557,323)      1,079,234
Pretax income (loss)              (1,393,253)       (344,476)         88,121      (1,649,608)      3,503,116       1,853,508
Net interest income                  (47,769)          1,935           8,680         (37,154)        409,341         372,187
Depreciation/amortization            382,361       1,688,070          86,885       2,157,316       1,727,738       3,885,054
Total assets                     172,316,655      66,782,796       2,914,806     242,014,257      18,231,620     260,245,877

March 31, 2002
--------------
Revenues                          78,213,598      35,814,761       4,519,949     118,548,308        (410,446)    118,137,862
Profit (loss) from operations      5,276,711      (4,252,270)       (578,137)        446,305     (26,231,619)    (25,785,314)
Pretax income (loss)                 822,148      (6,425,410)       (907,600)     (6,510,861)    (18,416,987)    (24,927,848)
Net interest income                   95,081          55,526          26,477         177,083         461,722         638,805
Depreciation/amortization            398,229       1,674,238          79,999       2,152,466       2,327,976       4,480,442
Total assets                     110,943,805      71,657,078       3,168,070     185,768,953      23,862,652     209,631,605

19.      SUBSEQUENT EVENT

         On June 22, 2004, the Company notified Butler Financial Solutions, LLC, that effective as of October 22, 2004, the Company will terminate the Obligor Agreement between the two Companies. As a result of the agreement termination, Butler Financial Solutions, LLC will no longer be the obligor on service contracts sold by Warrantech.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (Unaudited)

         The following fiscal 2004 and 2003 restated quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 2003 and 2002 and March 31, 2004 and 2003 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made for a fair presentation of the results shown.

                                            Quarter Ended                Quarter Ended
                                               June 30,                   September 30,
                                     ---------------------------   ---------------------------
                                         2003           2002          2003 *          2002
                                     ------------   ------------   ------------   ------------
Net revenues                         $ 39,029,635   $ 23,148,796   $ 35,108,233   $ 23,621,224
Gross profit                            9,096,201      8,892,227      9,446,942      9,100,273
Income (loss) from operations             722,354        782,997        637,018        330,149
Income (loss) before provision for
income taxes                              926,675      1,010,884      1,152,682        668,770
Net income (loss)                         696,715        774,511        840,760        418,533


Earnings (loss) per Share
    Basic                            $       0.05   $       0.05   $       0.05   $       0.03
    Fully Diluted                    $       0.04   $       0.05   $       0.05   $       0.03

                                            Quarter Ended                  Quarter Ended
                                             December 31,                    March 31,
                                     ---------------------------   ----------------------------
                                         2003 *         2002           2004            2003
                                     ------------   ------------   ------------    ------------
Net revenues                         $ 29,698,016   $ 23,654,470   $ 16,125,395    $ 27,812,857
Gross profit                            8,636,481      8,698,554      5,354,037       8,996,953
Income (loss) from operations             418,047        600,617     (3,045,542)       (634,529)
Income (loss) before provision for
income taxes                              749,642        829,517     (3,522,662)       (655,663)
Net income (loss)                         521,843      1,468,749    $(2,575,689)     (1,194,901)


Earnings (loss) per Share
    Basic                            $       0.03   $       0.10   $      (0.17)   $      (0.03)
    Fully Diluted                    $       0.03   $       0.09   $     (0.17)    $      (0.03)

*   restated to give effect to the provisions of EITF 00-21.


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

-----------------------------------  ------------    --------------------------------------      -------------      -------------
            Column                      Column                      Column                          Column              Column
              A                            B                           C                               D                  E
-----------------------------------  ------------    --------------------------------------      -------------      -------------
                                                                   Additions
                                      Balance at      -------------------------------------       Deductions-          Balance at
                                       Beginning      Charged to Costs    Charged to Other                              End of
Description                             of Year        and Expense (a)    Accounts-Describe       Describe (b)           Year
-----------------------------------  ------------    -----------------  -------------------      -------------      -------------
Year Ended March 31, 2004
  Allowance for doubtful accounts:
              Trade A/R              $    230,064             590,000                                 586,397        $    233,667
              Other A/R                         0                   0                                       0                   0

Year Ended March 31, 2003
  Allowance for doubtful accounts:
              Trade A/R              $    256,019             150,444                                 176,399        $    230,064
              Other A/R                         0                   0                                       0                   0
              Profit Sharing                                                                                                   --

Year Ended March 31, 2002
  Allowance for doubtful accounts:
              Trade A/R              $  1,079,946                                                     823,927         $    256,019
              Other A/R                    45,500              45,500                                       0                   0

(a)  Amount of receivables charged to the allowance during the year.