Form 10-Q
period 2004-06-30
WARRANTECH CORP
filed 2004-08-23
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


(Mark One)
[X]                                 FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2004

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from                    to
                                        ------------------    ------------------

         Commission File Number                  0-13084
                                ------------------------------------------------

                             WARRANTECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                     13-3178732
--------------------------------------------------------------------------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

    2200 Highway 121, Suite 100, Bedford, TX                         76021
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (800) 544-9510
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at July 30, 2004
---------------------------------------         --------------------------------
Common stock, par value $.007 per share                15,398,674 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X
                                    ---------


                                                                        Page No.
                                                                        --------
                         PART I - Financial Information


Item 1:  Financial Statements

    Condensed Consolidated Statements of Operations -
           For the Three Months Ended June 30, 2004 and 2003 (Unaudited)...   2

    Condensed Consolidated Balance Sheets at June 30, 2004
           (Unaudited) and March 31, 2004..................................   3

    Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended June 30, 2004
           and 2003 (Unaudited)............................................   5

    Notes to Condensed Consolidated Financial Statements...................   6

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  14

Item 4.  Controls and Procedures...........................................  14



                           PART II - Other Information


Item 1:  Legal Proceedings.................................................  15

Item 2:  Changes in Securities.............................................  15

Item 3:  Defaults Upon Senior Securities...................................  15

Item 4:  Submission of Matters to a Vote of Security Holders...............  15

Item 5:  Other Information.................................................  15

Item 6:  Exhibits and Reports on Form 8-K..................................  15

Signature .................................................................  16

PART I  -  Financial Information


         Item 1:  Financial Statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months Ended
                                                                June 30,
                                                      ----------------------------
                                                          2004            2003
                                                      ------------    ------------
Gross revenues                                        $ 32,994,936    $ 39,170,157
   Revenues deferred to future periods                 (31,042,699)     (9,620,586)
   Deferred revenues earned                             21,909,254         844,251
Net (increase) decrease in deferred revenues            (9,133,445)     (8,776,335)
                                                      ------------    ------------
Net revenues                                            23,861,491      30,393,822

Direct costs                                            17,400,074      23,098,528
                                                      ------------    ------------
Gross Profit                                          $  6,461,417    $  7,295,294
Operating expenses
   Service, selling, and general and administrative      6,965,207       7,350,767
   Provision for bad debt expense                          131,279          95,000
   Depreciation and amortization                           728,489         928,080
                                                      ------------    ------------
Total costs and expenses                                 7,824,975       8,373,847
                                                      ------------    ------------

Income (loss) from operations                           (1,363,558)     (1,078,553)
Other income                                               178,641         204,321
                                                      ------------    ------------

Income (loss) before provision for income taxes         (1,184,917)       (874,232)
Provision (benefit) for income taxes                      (425,378)       (399,240)
                                                      ------------    ------------

Net income (loss)                                     $   (759,539)   $   (474,992)
                                                      ============    ============

Earnings (loss) per share:
   Basic                                              ($      0.05)   ($      0.03)
                                                      ============    ============
   Diluted                                            ($      0.05)   ($      0.03)
                                                      ============    ============

Weighted average number of shares outstanding:
   Basic                                                15,398,677      15,344,563
                                                      ============    ============
   Diluted                                              15,398,677      15,344,563
                                                      ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          June 30,
                                                            2004         March 31,
                                                        (Unaudited)        2004
                                                        ------------   ------------
A S S E T S
-----------
Current assets:
   Cash and cash equivalents                            $  6,093,021   $  5,229,773
   Investments in marketable securities                    1,086,622      1,370,731
   Accounts receivable, (net of allowances of
       $328,065 and $233,667, respectively)               23,123,347     23,369,612
   Other receivables, net                                  8,111,005      7,322,289
   Deferred income taxes                                   3,478,250      3,478,250
   Employee receivables                                       66,834         70,908
   Prepaid expenses and other current assets                 526,584        728,265
                                                        ------------   ------------
      Total current assets                                42,485,663     41,569,828
                                                        ------------   ------------

Property and equipment, net                                5,344,034      5,746,851

Other assets:
   Excess of cost over fair value of assets acquired
      (net of accumulated amortization of $5,825,405)      1,637,290      1,637,290
   Deferred income taxes                                  19,346,464     18,879,171
   Deferred direct costs                                 196,255,326    186,513,417
   Investments in marketable securities                    1,384,764      1,083,400
   Restricted cash                                           825,000        825,000
   Split dollar life insurance policies                      900,145        900,145
   Other assets                                               32,556         29,448
                                                        ------------   ------------
          Total other assets                             220,381,544    209,867,871
                                                        ------------   ------------
                    Total Assets                        $268,211,241   $257,184,550
                                                        ============   ============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,
                                                                                   2004           March 31,
                                                                                (Unaudited)          2004
                                                                               -------------    -------------
LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
------------------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease obligations        $     647,731    $     664,406
     Insurance premiums payable                                                   36,183,304       31,613,047
     Income taxes payable                                                             44,242           48,099
     Accounts and commissions payable                                              6,414,843        7,083,459
     Claims Liability - Reliance                                                   3,532,287        5,608,893
     Accrued expenses and other current liabilities                                4,423,426        3,776,199
                                                                               -------------    -------------
          Total current liabilities                                               51,245,833       48,794,103
                                                                               -------------    -------------

Deferred revenues                                                                238,032,539      228,955,971
Claims Liability - Reliance                                                        4,208,213        3,882,685
Long-term debt and capital lease obligations                                       1,003,642          980,903
Deferred rent payable                                                                414,836          369,839
                                                                               -------------    -------------
      Total liabilities                                                          294,905,063      282,983,501
                                                                               -------------    -------------

Commitments and contingencies                                                             --               --

Stockholders' Capital Deficiency:
   Preferred stock - $.0007 par value authorized - 15,000,000 Shares
        issued  - none at June 30, 2004 and March 31, 2004                                --               --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,586,280 shares at June 30, 2004 and March 31, 2004
                                                                                     116,106          116,106
   Additional paid-in capital                                                     23,800,228       23,800,228
   Loans to directors and officers                                               (10,818,424)     (10,747,470)
   Accumulated other comprehensive income, net of taxes                               86,422          150,801
   Deficit                                                                       (35,690,597)     (34,931,059)
                                                                               -------------    -------------
                                                                                 (22,506,265)      21,611,394)
Treasury stock - at cost, 1,187,606 shares at June 30, 2004 and March 31, 2004    (4,187,557)      (4,187,557)
                                                                               -------------    -------------
        Total Stockholders' Capital Deficiency                                   (26,693,822)     (25,798,951)
                                                                               -------------    -------------

                                                                               -------------    -------------
           Total Liabilities and Stockholders' Capital Deficiency              $ 268,211,241    $ 257,184,550
                                                                               =============    =============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Three Months
                                                                     Ended June 30,
                                                             ----------------------------
                                                                 2004            2003
                                                             ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                          $   (759,539)   $   (474,992)
                                                             ------------    ------------
  Total adjustments to reconcile net income to net cash
                                                             ------------    ------------
     provided by operating activities:                          1,868,979       1,908,102
                                                             ------------    ------------
Net cash flows provided by operating activities                 1,109,440       1,433,110

Cash flows from investing activities:
  Property and equipment purchased                                (45,392)       (152,192)
  Purchase of marketable securities                              (525,000)       (175,000)
  Proceeds from sales of marketable securities                    500,000         295,000
                                                             ------------    ------------
Net cash provided (used) by investing activities                  (70,392)        (32,192)
                                                             ------------    ------------

Cash flows from financing activities:
    Issuance of common stock                                           --              70
    Repayments, notes and capital leases                         (175,800)       (208,231)
                                                             ------------    ------------
Net cash (used) by  financing activities                         (175,800)       (208,161)
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents              863,248      (1,192,757)

Cash and cash equivalents at beginning of period                5,229,773       6,422,530
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $  6,093,021    $  5,229,773
                                                             ------------    ------------

Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                  $     38,950    $     43,582
                                                             ------------    ------------
   Income taxes                                              $     48,650              --
                                                             ------------    ------------

Non-Cash investing and financing activities:
    Property and equipment financed through capital leases   $    187,820    $    168,838
    Increase in loans to officers and directors              $    (70,954)   $    (70,954)
    Issuance of treasury stock for services rendered                   --    $     50,238

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

1.   THE COMPANY
     -----------

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

     The Plans generally have terms extending up to one hundred twenty (120) months or, in the case of mileage based Plans, up to one hundred fifty thousand (150,000) miles. All repairs and/or replacements required under the Plans are performed by independent third party repair facilities or dealers. The cost of any repair or replacement is generally paid by the applicable insurance company. Notwithstanding the foregoing, however, certain Plans were insured by Reliance Insurance Company ("Reliance") which was placed in liquidation in 2002.

2.   BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation, its subsidiaries, all of which are wholly owned, and certain transactions involving Butler Financial Solutions, LLC ("Butler") due to its related interest with the Company. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

3.   OTHER RECEIVABLES
     -----------------

     The nature and amounts of Other Receivables as of June 30, 2004 and March 31, 2004 are as follows:

                                                                         ---------------------------
                                                                           June 30,       March 31,
                                                                             2004           2004
                                                                         ------------   ------------
         Other receivables, net
            Due from insurance companies                                 $  4,736,989   $  4,555,772
            Due from dealers                                                  508,475        464,436
            Due from insurance companies - reimbursement of legal fees      2,314,138      1,865,399
                                                                         ------------   ------------
                 Due from insurance companies/dealers                       7,559,602      6,885,607
            Agent advances                                                     95,347        109,604
            Other                                                             456,106        327,078
                                                                         ------------   ------------
                                                                            8,111,005      7,322,289
         Allowance for doubtful accounts                                           --             --
                                                                         ------------   ------------
         Total other receivables, net                                    $  8,111,005   $  7,322,289
                                                                         ============   ============

         The following table sets forth the carrying amounts and fair values of the Company's other receivables at June 30, 2004.

                                                         Expected Maturity Date
                                  ----------------------------------------------------------------------
                                     2005        2006        2007        2008        2009     Thereafter      Total     Fair Value
                                  ----------  ----------  ----------  ----------  ----------  ----------    ----------  ----------
         Other receivables, net   $8,111,005          --          --          --          --          --    $8,111,005  $8,111,005


4.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------

         The components of comprehensive income (loss) are as follows:

                                                          For the Three Months Ended
                                                                   June 30,
                                                         ----------------------------
                                                             2004            2003
                                                         ------------    ------------
         Net income (loss)                               ($   759,539)   ($   474,992)
         Other comprehensive income (loss), net of tax
            Unrealized gain (loss) on investments             (11,123)         13,713
            Foreign currency translation adjustments          (53,256)       (158,659)
                                                         ------------    ------------
         Comprehensive income (loss)                     ($   823,918)   ($   619,938)
                                                         ============    ============

         Comprehensive income (loss) per share:          ($      0.05)   ($      0.04)
                                                         ============    ============


         The components of accumulated comprehensive income are as follows:

                                                           June 30,        March 31,
                                                             2004            2004
                                                         ------------    ------------
         Unrealized gain/(loss) on investments           ($    10,160)   $        963
         Accumulated translation adjustments                   96,582         149,838
                                                         ------------    ------------
         Accumulated other comprehensive income          $     86,422    $    150,801
                                                         ============    ============

5.   EARNINGS PER SHARE
     ------------------

     The following table sets forth the calculation of earnings per share for the three months ended June 30, 2004 and 2003.

                                                             For the Three Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                2004            2003
                                                            ------------    ------------
         Numerator:
            Net income (loss ) applicable to common stock   ($   759,539)   ($   474,992)
                                                            ============    ============
         Denominator:
             Average outstanding shares used in the
                   computation of per share earnings:
              Common stock issued - Basic shares              15,398,677      15,344,563
                                                            ------------    ------------
                                  - Diluted shares            15,398,677      15,344,563
                                                            ============    ============
         Earnings (loss) per common share:
            Basic                                           ($      0.05)   ($      0.03)
                                                            ============    ============
            Diluted                                         ($      0.05)   ($      0.03)
                                                            ============    ============

6.   STOCK OPTION PLAN
     -----------------

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

     As the exercise price of all options granted under the plan was equal to or above the market price of the underlying common stock on the grant date, no stock-based employee compensation is charged to operations. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plans and rights to acquire stock granted under the company's Stock Participation Plan, collectively called "options." For purposes of this pro-forma disclosure, the value of the options is estimated using a Black-Scholes option pricing model and amortized ratably to expense over the options' vesting periods. Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different.

                                                     For the Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                       2004             2003
                                                    -----------     -----------

     Net income (loss) as reported                 ($   759,539)   ($   474,992)
     Net income (loss) pro forma                   ($   782,286)   ($   494,676)
     Shares - Basic                                  15,398,677      15,344,563
     Basic earnings (loss) per share as reported   ($      0.05)   ($      0.03)
     Basic earnings per (loss) share pro forma     ($      0.05)   ($      0.03)

     The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended June 30, 2004 and 2003, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

     Presented below is a summary of the status of the stock options in the plan and the related transactions for the three months ended June 30, 2004 and 2003.

                                                                   2004                     2003
                                                          -------------------------------------------------
                                                                        Weighted                  Weighted
                                                                        Average                   Average
                                                                        Exercise                  Exercise
                                                            Shares       Price        Shares       Price
                                                          -------------------------------------------------
         Options outstanding at beginning of the period    1,332,789   $     1.35    1,306,380   $     1.10
         Granted                                                  --           --      180,000         2.18
         Canceled/Surrendered                                     --           --           --           --
         Exercised                                                --           --           --           --
         Forfeited                                                --           --           --           --
                                                          -------------------------------------------------
         Options outstanding at end of period              1,332,789   $     1.35    1,486,380   $     1.16
                                                          =================================================

                                                          -------------------------------------------------
         Options exercisable at end of period                764,604   $     1.35      708,660   $     1.36
                                                          =================================================

     The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the three months ended June 30, 2004 and 2003 was is $0.00 and $0.54, respectively.

     The Company may issue options to purchase the Company's common stock to officers, non-employees, non-employee directors or others as part of settlements in disputes and/or incentives to perform services for the Company. The Company accounts for stock options issued to vendors and non-employees of the Company under SFAS No. 123 "Accounting for Stock-based Compensation." The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option-pricing model, is charged to operations utilizing weighted average assumptions identical to those used for options granted to employees.

     The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at June 30, 2004.

                                             Stock Options                    Stock Options
                                              Outstanding                      Exercisable
                                    --------------------------------    --------------------------
                                                           Weighted                      Weighted
                                                           Average                        Average
                                                           Exercise                      Exercise
       Range Of Exercise Prices        Shares               Price           Shares         Price
       ------------------------     ------------        ------------    ------------   -----------
       $0.67 to $0.87                    694,010               $0.78         301,250         $0.73
       $1.00                           1,650,000               $1.00    $  1,650,000         $1.00
       $1.26 to $1.595                   617,065               $1.40         437,065         $1.33
       $3.25 to $3.375                   101,290               $3.26         101,290         $3.26
                                    ------------        ------------    ------------   -----------
       Total at June 30, 2004          3,062,365               $1.68       2,489,605         $1.90
                                    ============        ============    ============   ===========

7.   SEGMENTS
     --------

The Company operates in three major business segments: Automotive, Consumer Products and International. The Automotive segment designs, develops, markets and acts as a third party administrator for vehicle service contract programs and other related automotive after-sale products, all of which enhance the dealer's profitability from the sale of automobiles, light trucks, recreational vehicles, personal watercraft and automotive components. These products are sold principally by franchised and independent automobile dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment develops, markets and administers extended warranties and product replacement plans on household appliances, consumer electronics, televisions, computers and home office equipment, which are sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers Warrantech also markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. It also offers call center and technical computer services. The International segment designs, develops, markets and acts as a third party administrator for many of the same Programs and services outside the United States that Warrantech Automotive and Warrantech Consumer Products market and administer in the United States and Canada.. The International segment is currently operating in Puerto Rico, Guatemala, El Salvador, Chile and Peru.

"Other" includes intersegment eliminations of revenues and receivables and net unallocated corporate expenses.

                                                   Consumer                        Reportable
Three Months Ended                Automotive       Products       International     Segments           Other             Total
                                -------------    -------------    -------------   -------------    -------------    -------------
June 30, 2004
-------------
Gross revenues                     21,828,089        9,356,492        2,082,343      33,266,924         (271,988)      32,994,936
Income (loss) from operations        (262,236)         482,445           96,792         317,001       (1,680,559)      (1,363,558)
Pretax income (loss)               (1,114,110)        (469,633)          95,973      (1,487,770)         302,853       (1,184,917)
Net interest income (expense)         (14,508)         (16,804)              25         (31,287)          88,962           57,675
Depreciation/amortization              81,839          246,758           19,931         348,528          379,961          728,489
Total assets                      189,604,825       67,560,659        4,704,522     261,870,006        6,341,323      268,211,241

June 30, 2003
-------------
Gross revenues                     28,283,402        9,105,165        1,873,018      39,261,585          (91,428)      39,170,157
Income (loss) from operations        (586,971)         425,273          260,433          98,735       (1,177,288)      (1,078,553)
Pretax income (loss)               (1,920,724)         (35,145)         263,833      (1,692,037)         817,805         (874,232)
Net interest income                   (60,691)          (7,031)           1,906         (65,815)         100,454           34,639
Depreciation/amortization              95,706          404,834           21,441         521,981          406,099          928,080
Total assets                      180,102,006       67,028,613        4,023,199     251,153,818       11,165,541      262,319,359

                     WARRANTECH CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

Except for the historical information contained herein, the matters discussed below or elsewhere in this Quarterly Report on Form 10-Q may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management, including, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. When used in this Quarterly Report on Form 10-Q, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to,

         (a) prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services,
         (b) availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel,
         (c) changes in the terms or availability of insurance coverage for the Company's programs,
         (d) regulatory or legal changes affecting the Company's business,
         (e) loss of business from, or significant change in relationships with any major customer,
         (f) the ability to successfully identify and contract new business opportunities, both domestically and internationally,
         (g) the ability to secure necessary capital for general operating or expansion purposes,
         (h) the adverse outcomes of litigation,
         (i) the non-payment of notes due from an officer and two directors of the Company in 2007 which would result in a charge against earnings in the period in which the event occurred,
         (j) the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay the claims under the service contracts,
         (k) the termination of extended credit terms being provided by the Company's current insurance company,
         (l) the development of facts and circumstances which could affect existing accounting policies, and
         (m) illiquidity of the Company's common stock,

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

Results of Operations
---------------------

                                 Gross Revenues

                                           For the Three Months
                                              Ended June 30,
                                       ----------------------------
                                           2004            2003
                                       ------------    ------------

           Automotive segment          $ 21,828,089    $ 28,283,402
           Consumer Products segment      9,356,492       9,105,165
           International segment          2,082,343       1,873,018
           Other                           (271,988)        (91,428)
                                       ------------    ------------
              Total gross revenues     $ 32,994,936    $ 39,170,157
                                       ============    ============

Gross revenues for the period ended June 30, 2004 decreased $6,175,221, or 16%, over the same period in 2003. The Consumer Products and International segments reported increased gross revenues of 3% and 11%, respectively, in the period ended June 30, 2004 over 2003. The Automotive segment reported a 6,455,313 or 23% decrease in gross revenues during the period ended June 30, 2004 compared to the same period in 2003.

                                  Direct Costs

                                           For the Three Months
                                               Ended June 30,
                                       ----------------------------
                                           2004             2003
                                       ------------    ------------

           Automotive segment          $ 12,345,557    $ 18,191,090
           Consumer Products segment      4,607,963       5,086,985
           International segment            877,761         789,574
           Other                           (431,207)       (969,121)
                                       ------------    ------------
              Total direct costs       $ 17,400,074    $ 23,098,528
                                       ============    ============

Direct costs for the quarter ended June 30, 2004 decreased $5,698,454 or 25% over the same period in 2003. The Automotive segment direct costs decreased $5,845,533 or 32% during the fiscal period ended June 30, 2004 compared to 2003. The Consumer Products segment direct costs decreased $479,022 or 9% during the fiscal period ended June 30, 2004 compared to the same period in 2003. The International segment direct costs increased $88,187, or11%, during period ended June 30, 2004 compared to the same period in 2003.

                                  Gross Profit

                                           For the Three Months
                                               Ended June 30,
                                        ---------------------------
                                           2004            2003
                                        ------------   ------------

            Automotive segment          $  1,787,342   $  1,510,904
            Consumer Products segment      3,332,335      3,826,268
            International segment          1,182,520      1,080,427
            Other                            159,220        877,695
                                        ------------   ------------
               Total gross profit       $  6,461,417   $  7,295,294
                                        ============   ============

Gross Profit for the quarter ended June 30, 2004 decreased $833,877 or 11% over the same period in 2003. The Automotive segment gross profit increased $276,438 or 18% during the fiscal period ended June 30, 2004 compared to 2003. The Consumer Products segment gross profit decreased $493,933 or 13% during the fiscal period ended June 30, 2004 compared to the same period in 2003. The International segment gross profit increased $102,093, or 9%, during period ended June 30, 2004 compared to the same period in 2003.

                                      SG&A

                                                    For the Three Months
                                                        Ended June 30,
                                                 ---------------------------
                                                     2004           2003
                                                 ------------   ------------

   Service, selling and general administrative   $  6,965,207   $  7,350,767


Service, selling and general and administrative ("SG&A") for the quarter ended June 30, 2004 decreased $385,560, or 5%, compared to the same quarter in the prior year. Legal expenses increased $258,680 for the period ended June 30, 2004 compared to the 2003 period, primarily because of the increase in litigation expenses related to the Lloyd's Underwriter's lawsuit that is being prepared for trial. Employee costs were lower at $4,299,729 during the period ended June 30, 2004, compared to $4,454,517 in the period ended June 30, 2003, primarily due to a decrease in salary costs. Rent expense decreased from $603,522 for the period ended June 30, 2004 to $410,427 for the period ended June 30, 2003, as a result of the Company's move to its new corporate headquarters in Bedford, Texas.

                          Depreciation and amortization

                                             For the Three Months
                                                 Ended June 30,
                                          ---------------------------
                                              2004           2003
                                          ------------   ------------

          Depreciation and amortization   $    728,489   $    928,080
                                          ============   ============

Depreciation and amortization expenses were reduced by $199,591, or 22%, during period ended June 30, 2004 compared to the same period for 2003. This decrease is the result of the Company's assets maturing and a reduced requirement for capital expenditures for the past few years.

                                  Other Income

                                             For the Three Months
                                                 Ended June 30,
                                         ----------------------------
                                             2004            2003
                                         ------------    ------------

         Interest and dividend income    $    150,637    $    166,836
         Interest expense                     (92,962)       (132,197)
         Gain (loss) on sale of assets          1,100             (23)
         Credit card usage rebate             120,000         129,177
         Miscellaneous income                    (134)         40,528
                                         ------------    ------------
               Total other income        $    178,641    $    204,321
                                         ============    ============

Other income for quarter ended June 30, 2004 decreased slightly compared to the quarter ended June 30, 2003 due to a reduction in miscellaneous income from 2003.

                          Income Tax Expense (Benefit)

                                              For the Three Months
                                                  Ended June 30,
                                          ----------------------------
                                              2004            2003
                                          ------------    ------------

         Income taxes expense (benefit)   ($   425,378)   ($   399,240)
                                          ============    ============

Income taxes benefit increased $26,138 for the period ended June 30, 2004 compared to the period ended June 30, 2003, primarily due to a higher net loss in fiscal 2004 than in fiscal 2003.

Liquidity and Financial Resources
---------------------------------

During the three months ended June 30, 2004, the Company had a net increase in cash and cash equivalents of $863,248, which was primarily generated by operating activities to fund working capital. Working capital was a negative $8.8 million at June 30, 2004 compared to a negative $7.2 million at June 30, 2003, primarily due to the payment made on the Reliance claims reserve.

The Company believes that internally generated funds, extended payment terms, combined with the $3 million line of credit from GAIC ("Great American Insurance Company"), will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

On June 22, 2004, the Company notified Butler Financial Solutions, LLC, that effective as of October 22, 2004, the Company will terminate the Obligor Agreement between the two Companies. As a result of the agreement termination, that will benefit liquidity, Butler Financial Solutions, LLC will no longer be the obligor on service contracts sold by Warrantech after October 22, 2004.

The effect of inflation has not been significant to the Company.

Commitments
-----------

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the three months ended June 30, 2004 amounted to $187,820 compared to $168,838 during the three months ended June 30, 2003.

Set forth below is information about the Company's commitments outstanding at June 30, 2004.

                                                        Payments due by period
                            ------------------------------------------------------------------------
                                            Less than         1 - 3          3 - 5        More than
                               Total          1 year          Years          Years         5 years
                            ------------   ------------   ------------   ------------   ------------
Capital Lease Obligations   $  1,651,373   $    647,731   $  1,003,642   $         --   $         --
Operating Leases              11,101,038      1,345,969      2,500,698      2,530,205      4,724,166
Employment agreements          6,150,854      2,003,354      2,532,500      1,615,000             --
Claims Loss Liability          9,141,180      3,532,287      5,608,893             --             --
                            ------------   ------------   ------------   ------------   ------------
   Total                    $ 28,044,445   $  7,529,341   $ 11,645,733   $  4,145,205   $  4,724,166
                            ============   ============   ============   ============   ============

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the Company's Consolidated Financial Statements set forth in the "Item 8. - Financial Statements and Supplementary Data," in the Company's Annual Report on Form 10-K for the year ended March 31, 2004, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following lists some of the Company's critical accounting policies affected by judgments, assumptions and estimates.

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

Since Butler has been determined to be a nominally capitalized entity, all transactions concerning Butler obligor-contracts are treated in a manner similar to the accounting principles discussed in Financial Accounting Standards Board Emerging Issues Task Force Topic No. D-14, "Transactions Involving Special-Purpose Entities." The Company, therefore, treats the Butler-obligor contracts as if they were administrator-obligor contracts and recognizes revenues under such contracts pursuant to TB 90-1. Additionally, because the Company is treating the Butler-obligor contracts as Warrantech-obligor contracts for financial reporting purposes only, the Company eliminated the transactions between Warrantech and Butler from its financial statements.

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

Prior to July 1, 2003, the Company recognized revenue from service contracts in which dealers or other third parties (other than Butler) were the obligor (dealer-obligor contracts) in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit were deferred. With the issuance of EITF Abstracts Issue No. 00-21 (EITF No. 00-21), "Revenue Arrangements with Multiple Deliverables", as of July 1, 2003, the Company recognizes revenue from these dealer-obligor contracts on a straight-line basis over the life of the service contract, pursuant to Staff Accounting Bulletin 101.

Now that the Company is required to recognize revenues from all service contracts over the life of the service contracts, the Company believes that it is unlikely that the Company will be able to report operating profits until at least 2008 when the Company expects that the revenues recognized from prior periods will begin to equal the revenue being deferred to future periods. However, there can be no assurance that the Company will be profitable at that time. In the meantime, the revenue recognition policies adopted by the Company do not have an impact on the Company's cash flow, and it is important to measure the Company by reviewing the Statements of Cash Flows which are part of these financial statements.

Direct Costs

Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts. Effective with the application of the revenue recognition policy(s) described above on all service contracts, the Company recognizes direct cost according to Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts". This requires that insurance premium costs be ratably expensed over the life of the service contract.

Impairment of Long-Lived Assets

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually, or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flows generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of their carrying value or fair value and charging current operations for any measured impairment. At June 30, 2004 and 2003, the Company found no impairment to its property and equipment or its other identifiable intangibles.

Income Taxes

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At June 30, 2004, the Company had deferred tax assets of $22,824,714 net of a valuation allowance of $177,020.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

As of June 30, 2004, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

Principal amounts by expected maturity as of June 30, 2004 of marketable securities are as follows:

                                                Expected Maturity Date as of June 30,
                                -----------------------------------------------------------------------
                                    2005         2006         2007        2008       2009    Thereafter  Total Cost   Fair Value
                                -----------  -----------  -----------  ---------- ---------- ----------  -----------  -----------
Available for sale securities   $ 1,055,000  $ 1,100,000  $   270,000          --         --         --  $ 2,425,000  $ 2,471,386
       Interest rate                   3.48%        4.07%        3.52%         --         --         --


Item 4. Controls and Procedures
        -----------------------

Disclosure Controls and Procedures

The Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-Q. Each of them has, within 90 days of the filing date of this Quarterly Report, evaluated the Company's disclosure controls and procedures, as defined under the rules of the SEC, and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

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

                           PART II. Other Information

Item 1.       Legal Proceedings
              -----------------

              Not applicable.

Item 2.       Changes in Securities and Use of Proceeds
              -----------------------------------------

              Not applicable.

Item 3.       Defaults Upon Senior Securities
              -------------------------------

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              Not applicable.

Item 5.       Other Information
              -----------------

              Not applicable.

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

              (a)     Exhibits
                      --------

                           31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                           31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                           32.1 Statement by the Chief Executive Officer and the Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

              (b)     Reports on Form 8-K
                      -------------------

                        Date                Item Reported             Financial Statements Filed
                        ----                -------------             --------------------------
                        April 16, 2004      Item 5 - Other Events     None
                        June 10, 2004       Item 5 - Other Events     None

                                    SIGNATURE
                                    ---------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       WARRANTECH CORPORATION
                       ----------------------
                       (Registrant)



                       /s/ RICHARD F. GAVINO
                       ---------------------------------------------------------
                       Richard F. Gavino - Executive Vice President, Chief Financial Officer, Chief Accounting Officer and Treasurer (Chief Financial Officer and Duly Authorized Officer)


Dated: August 23, 2004