Form 10-Q
period 2004-09-30
WARRANTECH CORP
filed 2004-11-15
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q
(Mark One)
  ( X )         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2004
                                               ------------------

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  (  )               OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from                     to
                                       -------------------    ------------------

        Commission File Number     0-13084
                              --------------------------------------------------

                             WARRANTECH CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                                    13-3178732
        ------------------------------------------------------------------------
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                     Identification No.)

            2200 Highway 121, Suite 100, Bedford, Texas            76021
        ------------------------------------------------------------------------
            (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code (800) 544-9510
                                                           ---------------------


        ------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last year)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at November 1, 2004
---------------------------------------     ------------------------------------
Common stock, par value $.007 per share                15,398,674 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                        Page No.
                                                                        --------

                         PART I - Financial Information

Item 1:  Financial Statements

         Condensed Consolidated Statements of Operations -
           For the Three and Six Months Ended
           September 30, 2004 and 2003 (Unaudited) .....................      2

         Condensed Consolidated Balance Sheets at
           September 30, 2004 (Unaudited) and March 31, 2004............    3-4

         Condensed Consolidated Statements of Cash Flows
               For the Three and Six Months Ended
             September 30, 2004 and 2003 (Unaudited)....................      5

         Notes to Condensed Consolidated Financial Statements...........      6

Item 2:  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............     12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....     18

Item 4:  Controls and Procedures........................................     19


                           PART II - Other Information

Item 1:  Legal Proceedings..............................................     20

Item 2:  Changes in Securities and Use of Proceeds and Issuer
                 Purchases of Equity Securities.........................     21

Item 3:  Defaults Upon Senior Securities................................     21

Item 4:  Submission of Matters to a Vote of Security Holders............     21

Item 5:  Other Information..............................................     21

Item 6:  Exhibits and Reports on Form 8-K...............................     21

Signature ..............................................................     22

PART I  -  Financial Information


     Item 1: Financial Statements
             --------------------

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months Ended        For the Six Months Ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2004           2003 *           2004           2003 *
                                                        ------------    ------------    ------------    ------------
Gross revenues                                           $23,567,267     $41,416,828     $56,562,203     $80,586,985
   Revenues deferred to future periods                   (22,788,173)     (2,961,567)    (53,830,872)    (12,582,153)
   Deferred revenues earned                               24,037,996      (5,480,038)     45,947,250      (4,635,787)
                                                        ------------    ------------    ------------    ------------
     Net (increase) decrease in deferred revenues          1,249,823      (8,441,605)     (7,883,622)    (17,217,940)
                                                        ------------    ------------    ------------    ------------
Net revenues                                              24,817,090      32,975,223      48,678,581      63,369,045

Direct costs                                              19,138,847      23,973,097      36,538,921      47,071,625
                                                        ------------    ------------    ------------    ------------
Gross profit                                               5,678,243       9,002,126      12,139,660      16,297,420
Operating expenses
   Service, selling, and general and administrative        6,671,319       7,752,032      13,636,526      15,102,799
   Provision for bad debt expense                            111,278         165,000         242,557         260,000
   Depreciation and amortization                             722,187         892,893       1,450,676       1,820,973
                                                        ------------    ------------    ------------    ------------
Total costs and expenses                                   7,504,784       8,809,925      15,329,759      17,183,772
                                                        ------------    ------------    ------------    ------------

Income (loss) from operations                             (1,826,541)        192,201      (3,190,099)       (866,352)
Other income                                                 328,589         515,663         507,230         719,985
                                                        ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes           (1,497,952)        707,864      (2,682,869)       (166,367)
Provision (benefit) for income taxes                          96,086         179,722        (329,292)       (219,518)
                                                        ------------    ------------    ------------    ------------

Net income (loss)                                        $(1,594,038)       $528,142     $(2,353,577)        $53,151
                                                        ============    ============    ============    ============

Earnings (loss) per share:
    Basic                                                     ($0.10)          $0.03          ($0.15)          $0.00
                                                        ============    ============    ============    ============
    Diluted                                                   ($0.10)          $0.03          ($0.15)          $0.00
                                                        ============    ============    ============    ============

Weighted average number of shares outstanding:
    Basic                                                 15,389,412      15,352,718      15,394,020      15,319,117
                                                        ============    ============    ============    ============
    Diluted                                               15,389,412      16,178,600      15,394,020      16,143,599
                                                        ============    ============    ============    ============

* Restated for Comparability


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                                2004           March 31,
                                                            (Unaudited)          2004
                                                           --------------   --------------
                                   ASSETS
                                   ------
Current assets:
  Cash and cash equivalents                                    $3,175,175       $5,229,773
  Investments in marketable securities                          1,086,937        1,370,731
  Accounts receivable, (net of allowances of $437,696          15,680,453       23,369,612
      and $233,667, respectively)
  Other receivables, net                                        8,623,970        7,322,289
  Deferred income taxes                                         3,478,250        3,478,250
  Employee receivables                                             41,822           70,908
  Prepaid expenses and other current assets                       558,759          728,265
                                                           --------------   --------------
        Total current assets                                   32,645,366       41,569,828
                                                           --------------   --------------

Property and equipment, net                                     4,845,105        5,746,851

Other assets:
  Excess of cost over fair value of assets acquired
   (net of accumulated amortization of $5,825,405)              1,637,290        1,637,290
  Deferred income taxes                                        19,576,871       18,879,171
  Deferred direct costs                                       196,031,302      186,513,417
  Investments in marketable securities                          1,145,808        1,083,400
  Restricted cash                                                 800,000          825,000
  Split dollar life insurance policies                            900,145          900,145
  Other assets                                                     37,060           29,448
                                                           --------------   --------------
          Total other assets                                  220,128,476      209,867,871

                                                           --------------   --------------
                    Total Assets                             $257,618,947     $257,184,550
                                                           ==============   ==============


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,
                                                                                 2004           March 31,
                                                                              (Unaudited)         2004
                                                                             -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
---------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease obligations           $573,520         $664,406
     Insurance premiums payable                                                 30,115,922       31,613,047
     Income taxes payable                                                           31,154           48,099
     Accounts and commissions payable                                            5,903,469        7,083,459
     Claims liability - Reliance                                                 3,419,587        5,608,893
     Accrued expenses and other current liabilities                              4,602,556        3,776,199
                                                                             -------------    -------------
          Total current liabilities                                             44,646,208       48,794,103
                                                                             -------------    -------------

Deferred revenues                                                              236,725,838      228,955,971
Claims liability - Reliance                                                      3,224,620        3,882,685
Long-term debt and capital lease obligations                                       938,699          980,903
Deferred rent payable                                                              433,075          369,839
                                                                             -------------    -------------
   Total liabilities                                                           285,968,440      282,983,501
                                                                             -------------    -------------

Commitments and contingencies                                                            -                -

Stockholders' equity (Capital deficiency):
   Preferred stock - $.0007 par value authorized - 15,000,000
      Shares issued  - none at September 30, 2004 and March 31, 2004                     -                -
   Common stock - $.007 par value authorized - 30,000,000
       Shares issued  - 16,586,283 shares at
       September 30, 2004 and March 31, 2004                                       116,106          116,106
   Additional paid-in capital                                                   23,800,228       23,800,228
   Loans to directors and officers                                             (10,890,157)     (10,747,470)
   Accumulated other comprehensive income, net of taxes                             96,855          150,801
   Retained earnings (deficit)                                                 (37,284,636)     (34,931,059)
                                                                             -------------    -------------
                                                                               (24,161,604)     (21,611,394)

   Treasury stock - at cost, 1,187,606 shares at
       September 30, 2004 and March 31, 2004                                    (4,187,889)      (4,187,557)
                                                                             -------------    -------------
        Total Stockholders' Equity (Capital Deficiency)                        (28,349,493)     (25,798,951)
                                                                             -------------    -------------

                                                                             -------------    -------------
        Total Liabilities and Stockholders' Equity (Capital Deficiency)       $257,618,947     $257,184,550
                                                                             =============    =============


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Six Months Ended
                                                                          September 30,
                                                                 ------------------------------
                                                                      2004            2003*
                                                                 -------------    -------------
Cash flows from operating activities:
  Net income (loss)                                                $(2,353,577)         $53,151
  Total adjustments to reconcile net income to net cash
     provided (used) by operating activities:                          870,808       (1,621,148)
                                                                 -------------    -------------
Net cash flows used by operating activities                         (1,482,769)      (1,567,997)
                                                                 -------------    -------------

Cash flows from investing activities:
  Property and equipment purchased                                    (292,394)        (210,177)
  Purchase of marketable securities                                   (855,000)        (695,000)
  Proceeds from sales of marketable securities                         950,000          445,000
                                                                 -------------    -------------
Net cash used by investing activities                                 (197,394)        (460,177)
                                                                 -------------    -------------

Cash flows from financing activities:
    Purchase of treasury stock                                         (23,960)               -
    Issuance of common stock                                                 -            6,270
    Repayments, notes and capital leases                              (350,475)        (450,342)
                                                                 -------------    -------------
Net cash used by financing activities                                 (374,435)        (444,072)
                                                                 -------------    -------------

Net increase (decrease) in cash and cash equivalents                (2,054,598)      (2,472,246)

Cash and cash equivalents at beginning of period                     5,229,773        6,422,530
                                                                 -------------    -------------
Cash and cash equivalents at end of period                          $3,175,175       $3,950,284
                                                                 -------------    -------------

Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                            $76,736         $148,358
                                                                 -------------    -------------
   Income taxes                                                       $370,276          $48,650
                                                                 -------------    -------------

Non-cash investing and financing activities:
    Property and equipment financed through capital leases            $251,884         $427,073
    Increase in loans to officers and directors                      $(142,687)       $(142,688)
    Issuance of treasury stock                                         $23,628          $87,113

* Restated for comparability.


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

1.   THE COMPANY
     -----------

General Information

Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis, the Company contracts with highly rated independent insurance companies or risk retention groups available to provide coverage for the Plans to be sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans.

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

The Plans generally have terms extending up to one hundred twenty (120) months or, in the case of mileage based Plans, up to one hundred fifty thousand (150,000) miles. All repairs and/or replacements required under the Plans are performed by independent third party repair facilities or dealers. The cost of any repair or replacement is generally paid by the insurance company or retention group with which the Company has contracted to provide coverage for the Plan.

Termination of Butler Agreement

Certain Plans were insured by Reliance Insurance Company ("Reliance") which was placed in liquidation in 2002. However, although not legally obligated, all Reliance claims incurred by its existing dealers have been paid by Butler Financial Solutions, LLC ("Butler").

On June 22, 2004, the Company notified Butler, that effective October 22, 2004, the Company will terminate the Obligor Agreement between the two Companies. As a result of the agreement termination, that will benefit liquidity, Butler will no longer be the obligor on service contracts sold by Warrantech after October 22, 2004. Butler remains the obligor on service contracts sold prior to October 22, 2004.

Other Recent Developments

On June 30, 2004, the Company terminated its relationship with Cruz del Sur, its primary insurance carrier in Chile, as of December 31, 2004. To arrange for continuity of coverage beginning January 1, 2005, the Company is in the process of completing negotiations with another insurance carrier that has a world-wide presence.

On September 1, 2004, the Company began offering one-year extended home product warranties. Unlike the Company's other Plans, these warranties will not be insured by a third party insurance company, but will be obligations solely of the Company. The Company has established a claims liability reserve to pay claims arising under these Plans.

2.   BASIS OF PRESENTATION
     ---------------------

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation, its subsidiaries, all of which are wholly owned, and certain transactions involving Butler due to its related interest with the Company. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three and six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

3.   OTHER RECEIVABLES
     -----------------

The nature and amounts of Other Receivables as of September 30, 2004 and March 31, 2004 are as follows:

                                                     ---------------------------
                                                     September 30,    March 31,
                                                         2004           2004
                                                     ------------   ------------
Other receivables, net
   Due from insurance companies                        $4,976,596     $4,555,772
   Due from dealers                                       489,078        464,436
   Due from insurance companies - reimbursement
       of legal fees                                    2,865,183      1,865,399
                                                     ------------   ------------
   Due from insurance companies/dealers                 8,330,857      6,885,607
   Agent advances                                          78,078        109,604
   Other                                                  215,035        327,078
                                                     ------------   ------------
                                                        8,623,970      7,322,289
Allowance for doubtful accounts                                 -              -
                                                     ------------   ------------
Total other receivables, net                           $8,623,970     $7,322,289
                                                     ============   ============

The following table sets forth the carrying amounts and fair values of the Company's other receivables at September 30, 2004.

                                                   Expected Maturity Date
                         ---------------------------------------------------------------------------
                            2005          2006        2007         2008         2009      Thereafter     Total      Fair Value
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Other receivables, net   $8,623,970            -            -            -            -            -   $8,623,970   $8,623,970

4.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------

The components of comprehensive income (loss) are as follows:

                                                    For the Three Months Ended       For the Six Months Ended
                                                          September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       2004            2003            2004            2003
                                                   ------------    ------------    ------------    ------------
Net income (loss)                                   ($1,594,038)       $528,142     ($2,353,577)        $53,151
Other comprehensive income (loss), net of tax
   Unrealized gain (loss) on investments                  3,139          (6,307)         (7,984)         (9,749)
   Foreign currency translation adjustments               7,294          88,610         (45,962)        111,646
                                                   ------------    ------------    ------------    ------------
Comprehensive income (loss)                         ($1,583,605)       $610,445     ($2,407,523)       $155,048
                                                   ============    ============    ============    ============

Comprehensive income (loss) per share:                   ($0.10)          $0.04          ($0.16)          $0.01
                                                   ============    ============    ============    ============

The components of accumulated comprehensive income, net of related tax, as of the periods ended September 30, 2004 and March 31, 2004, are as follows:

                                              September 30,       March 31,
                                                   2004             2004
                                              -------------    -------------
Unrealized gain/ (loss) on investments              ($7,021)            $963
Accumulated translation adjustments                 103,876          149,838
                                              -------------    -------------
Accumulated other comprehensive income              $96,855         $150,801
                                              =============    =============


5.   EARNINGS PER SHARE
     ------------------

The following table sets forth the calculation of earnings per share for the three months and six months ended September 30, 2004 and 2003.

                                                        For the Three Months Ended      For the Six Months Ended
                                                              September 30,                  September 30,
                                                       ----------------------------   ----------------------------
                                                           2004             2003           2004           2003
                                                       ------------    ------------   ------------    ------------
Numerator:
   Net income (loss) applicable to common stock         ($1,594,038)       $528,142    ($2,353,577)        $53,151
                                                       ============    ============   ============    ============
Denominator:
    Average outstanding shares used in the
    Computation of per share earnings:
      Common Stock issued-Basic shares                   15,389,412      15,352,718     15,394,020      15,319,117
      Stock Options (treasury method)                       342,900         825,882        278,912         824,482
                                                       ------------    ------------   ------------    ------------
      Diluted shares                                     15,732,312      16,178,600     15,672,932      16,143,599
                                                       ============    ============   ============    ============
Earnings (loss) Per Common Share:
   Basic                                                     ($0.10)          $0.03         ($0.15)          $0.00
                                                       ============    ============   ============    ============
   Diluted                                                   ($0.10)          $0.03         ($0.15)          $0.00
                                                       ============    ============   ============    ============

6.   STOCK BASED COMPENSATION
     ------------------------

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

                                                    For the Six Months Ended
                                                            March 30,
                                                  ----------------------------
                                                      2004            2003
                                                  ------------    ------------
Net income (loss) as reported                      $(2,353,577)        $53,151
Net income (loss) pro forma                        $(2,401,445)        $10,972
Shares - Basic                                      15,426,520      15,319,117
Basic earnings (loss) per share as reported             ($0.15)          $0.00
Basic earnings (loss) per share pro forma               ($0.16)          $0.00

The fair value of the stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended September 30, 2004 and 2003, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

Presented below is a summary of the status of the stock options in the plan and the related transactions for the six months ended September 30, 2004 and 2003.

                                                               2004                      2003
                                                   ---------------------------------------------------
                                                                    Weighted                  Weighted
                                                                    Average                   Average
                                                                    Exercise                  Exercise
                                                       Shares        Price       Shares        Price
                                                   ---------------------------------------------------
Options outstanding at beginning of the period        1,332,789        $1.35    1,306,380        $1.10
Granted                                                 308,826         0.68      180,000         2.18
Canceled/Surrendered                                          -            -            -            -
Exercised                                                     -            -            -            -
Forfeited                                                     -            -            -            -
                                                   ---------------------------------------------------
Options outstanding at end of period                  1,641,615        $1.12    1,486,380        $1.23
                                                   ===================================================

                                                   ---------------------------------------------------
Options exercisable at end of period                    914,408        $1.31      637,097        $1.36
                                                   ===================================================

The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the six months ended September 30, 2004 and 2003, was $0.39 and $0.54, respectively.

The Company may issue options to purchase common stock to officers, non-employees, non-employee directors or others as part of settlements in disputes and/or incentives to perform services for the Company. The Company accounts for stock options issued to vendors and non-employees of the Company under SFAS No. 123 "Accounting for Stock-based Compensation." The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option-pricing model, is charged to operations utilizing weighted average assumptions identical to those used for options granted to employees.

The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at September 30, 2004.

                                          Stock Options               Stock Options
                                           Outstanding                 Exercisable
                                    ------------------------    ---------------------------
                                                   Weighted                       Weighted
                                                   Average                        Average
                                                   Exercise                       Exercise
Range Of Exercise Prices              Shares        Price          Shares          Price
----------------------------------  ----------   -----------    -----------    ------------
$0.42 to $0.99                       1,002,836         $0.75        421,054           $0.79
$1.00                                1,650,000         $1.00      1,650,000           $1.00
$1.26 to $1.595                        592,065         $1.41        467,065           $1.36
$3.25 to $3.375                        101,290         $3.26        101,290           $3.26
                                    ----------   -----------    -----------    ------------
Total at September 30, 2004          3,346,190         $1.56      2,639,409           $1.74
                                    ==========   ===========    ===========    ============

7.   SEGMENTS
     --------

The Company operates in three major business segments: Automotive, Consumer Products and International segments. The category "Other" includes intersegment eliminations of revenues and receivables and net unallocated corporate expenses.

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

The Consumer Products segment develops, markets and administers extended warranties and product replacement plans on household appliances, consumer electronics, televisions, computers and home office equipment, which are sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers. The Company also markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. In addition, the Company offers call center and technical computer services.

The International segment designs, develops, markets and acts as a third party administrator for many of the same Programs and services outside the United States that Warrantech Automotive and Warrantech Consumer Products market and administer in the United States and Canada. The International segment is currently operating in Puerto Rico, Guatemala, El Salvador, Chile and Peru.

Three Months Ended                                  Consumer                         Reportable
September 30, 2004                Automotive        Products      International       Segments          Other             Total
------------------              -------------    -------------    -------------    -------------    -------------    -------------
Gross revenues                    $11,995,763      $10,010,068       $1,860,279      $23,866,110        $(298,843)     $23,567,267
Gross profit (loss)                 2,076,637        3,777,754         (212,017)       5,642,374           35,869        5,678,243
Profit (loss) from operations         318,186          906,546         (806,032)         418,700       (2,245,241)      (1,826,541)
Pretax income (loss)                 (891,240)        (301,449)        (804,532)      (1,997,222)         499,270       (1,497,952)
Net interest income/expense            65,006           29,362            1,404           95,772          (82,954)          12,818
Depreciation/amortization              76,570          246,928           19,747          343,245          378,942          722,187

September 30, 2003
------------------
Gross revenues                    $29,739,829       $9,475,543       $2,610,633      $41,826,005        $(409,177)     $41,416,828
Gross profit                        2,599,812        4,076,463        1,881,660        8,557,935          444,191        9,002,126
Profit (loss) from operations         644,285          517,086          702,290        1,863,661       (1,671,460)         192,201
Pretax income (loss)               (1,073,274)         136,748          698,672         (237,854)         945,718          707,864
Net interest income/expense           (84,919)          (1,717)           4,382          (82,254)         404,319          322,065
Depreciation/amortization              97,187          399,421           22,201          518,809          374,084          892,893

Six Months Ended                                    Consumer                         Reportable
September 30, 2004                Automotive        Products      International       Segments          Other             Total
------------------              -------------    -------------    -------------    -------------    -------------    -------------
Gross revenues                    $33,823,852      $19,366,561       $3,942,622      $57,133,035        $(570,832)     $56,562,203
Gross profit                        3,863,979        7,110,089          970,503       11,944,571          195,089       12,139,660
Profit (loss) from operations          55,950        1,388,991         (709,240)         735,701       (3,925,800)      (3,190,099)
Pretax income (loss)               (2,005,350)        (771,082)        (708,559)      (3,484,991)         802,122       (2,682,869)
Net interest income/expense           (69,396)         (39,143)           1,928         (106,610)         177,104           70,494
Depreciation/amortization             158,409          493,685           39,678          691,772          758,904        1,450,676
Total assets                      178,563,336       68,686,439        6,128,904      253,378,679        4,240,268      257,618,947

September 30, 2003
------------------
Gross revenues                    $58,023,231      $18,580,708       $4,483,650      $81,087,589        $(500,604)     $80,586,985
Gross profit                        4,110,716        7,902,731        2,962,087       14,975,534        1,321,886       16,297,420
Profit (loss) from operations          57,314          942,359          962,724        1,962,397       (2,848,749)        (886,352)
Pretax income (loss)               (2,993,999)         101,604          962,505       (1,929,890)       1,763,523         (166,367)
Net interest income/expense          (145,610)          (8,748)           6,288         (148,070)         504,774          356,704
Depreciation/amortization             192,893          804,255           43,642        1,040,790          780,183        1,820,973
Total assets                      187,199,859       67,601,593        4,248,746      259,050,198       (3,299,903)     255,750,295

                     WARRANTECH CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to,

     o prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services,
     o availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel,
     o changes in the terms or availability of insurance coverage for the Company's programs,
     o    regulatory or legal changes affecting the Company's business,
     o Loss of business from, or significant change in relationships with, any major customer,
     o the Company's ability to replace lost revenues in its Automotive segment,
     o the ability to successfully identify and contract new business opportunities, both domestically and internationally,
     o the ability to secure necessary capital for general operating or expansion purposes,
     o    the adverse outcomes of litigation,
     o the non-payment of notes due from an officer and two directors of the Company in 2007, which would result in a charge against earnings in the period in which the event occurred,
     o the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay claims under the service contracts,
     o the termination of extended credit terms being provided by the Company's current insurance company, and
     o    the illiquidity of the Company's stock.

Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows and/or the Company's financial condition may vary materially from those anticipated, estimated or expected.

Results of Operations
---------------------

                                 Gross Revenues

                                    For the Three Months            For the Six Months
                                        September 30,                  September 30,
                                ----------------------------    ----------------------------
                                    2004            2003            2004            2003
                                ------------    ------------    ------------    ------------
Automotive segment               $11,995,763     $29,739,829     $33,823,852     $58,023,231
Consumer Products segment         10,010,068       9,475,543      19,366,561      18,580,708
International segment              1,860,279       2,610,633       3,942,622       4,483,650
Other                               (298,843)       (409,177)       (570,832)       (500,604)
                                ------------    ------------    ------------    ------------
   Total gross revenues          $23,567,267     $41,416,828     $56,562,203     $80,586,985
                                ============    ============    ============    ============

Gross revenues for the three month period ended September 30, 2004 decreased $17,849,561, or 43%, from the same period in 2003. Gross revenues for the six month period ended September 30, 2004 decreased $24,024,782, or 30%, from the same period in 2003.

The Automotive and International segments reported decreased gross revenues of $17,744,066, or 60%, and $750,354, or 29%, respectively, in the three month period ended September 30, 2004 over 2003 and $24,199,379, or 41%, and $541,028, or 12%, respectively, in the six month period. The decrease in gross revenues in the Automotive segment was due to the downturn in sales of new cars and a reduction in volume arising from premium rate increases. The International segment decrease in gross revenues resulted from lower sales volumes in Puerto Rico due to the discontinuance of auto warranty sales; however, this decrease was partially offset by higher sales volume from customers in South America.

The Consumer Products segment reported a 4% increase in gross revenues during the six month period ended September 30, 2004, compared to the same period in 2003, as a result of increased sales to its major customers and new business. Gross revenues during the three month period ended September 30, 2004, compared to the same period in 2003, increased slightly because the upward sales trend during the second fiscal quarter 2004 was partially interrupted as sales to one of the Company's major customers, and by the Company's own telemarketing activities in Florida, were temporarily suspended due to the hurricanes in Florida.

                                  Gross Profit

                                    For the Three Months           For the Six Months
                                        September 30,                 September 30,
                                ----------------------------   ---------------------------
                                    2004            2003           2004           2003
                                ------------    ------------   ------------   ------------
Automotive segment                $2,076,637      $2,599,812     $3,863,979     $4,110,716
Consumer Products segment          3,777,754       4,076,463      7,110,089      7,902,731
International segment               (212,017)      1,881,660        970,503      2,962,087
Other                                 35,869         444,191        195,088      1,321,886
                                ------------    ------------   ------------   ------------
   Total gross profit             $5,678,243      $9,002,126    $12,139,660    $16,297,420
                                ============    ============   ============   ============

Gross profit for the three months and six months ended September 30, 2004 decreased $3,323,883, or 37%, and $4,157,760, or 26%, over the same periods in 2003. Gross profit in those periods decreased, respectively, within the Automotive segment by $523,175, or 20%, and $246,737, or 6%; within the Consumer Products segment by $298,709, or 7%, and $792,642, or 10%; and within the International segment by $2,093,677, or 111%, and $1,991,584, or 67%.

                                      SG&A

                                    For the Three Months           For the Six Months
                                        September 30,                 September 30,
                                ----------------------------   ---------------------------
                                    2004            2003           2004           2003
                                ------------    ------------   ------------   ------------
Total SG&A                        $6,671,319      $7,752,032    $13,636,526    $15,102,799
                                ============    ============   ============   ============

Service, selling and general and administrative ("SG&A") for the three months and six months ended September 30, 2004 decreased $1,080,713, or 14%, and $1,466,273, or 10%, compared to the same periods in the prior year, primarily because employee salary costs were lower at $4,020,329 and $8,320,056 during the respective 2004 periods, compared to $4,585,278 and $9,039,794 in the respective 2003 periods.

                             Provision for Bad Debts

                                    For the Three Months           For the Six Months
                                     Ended September 30,           Ended September 30,
                                ----------------------------   ---------------------------
                                    2004            2003           2004           2003
                                ------------    ------------   ------------   ------------
Provision for bad debts             $111,278        $165,000       $242,557       $260,000
                                ============    ============   ============   ============

The Company began providing for bad debts during fiscal year 2003 in anticipation of not being able to collect certain receivables in its Consumer Products and International segments.

                          Depreciation and amortization

                                    For the Three Months           For the Six Months
                                        September 30,                 September 30,
                                ----------------------------   ---------------------------
                                    2004            2003           2004           2003
                                ------------    ------------   ------------   ------------
Total depreciation and
  amortization                     $722,187         $892,893     $1,450,676     $1,820,973
                                ============    ============   ============   ============

As a result of the maturation of the Company's assets and reduced capital expenditures over the past several years, depreciation and amortization expenses were reduced by $170,706, or 19%, and by $370,297, or 20%, respectively, during the three months and six months ended September 30, 2004 from the same periods in 2003.

                                  Other Income

                                    For the Three Months             For the Six Months
                                        September 30,                   September 30,
                                ----------------------------    ----------------------------
                                     2004            2003            2004            2003
                                ------------    ------------    ------------    ------------
Interest and dividend income        $137,936        $470,423        $288,573        $637,260
Interest expense                    (125,118)       (148,358)       (218,080)       (280,556)
Gain (loss) on sale of assets              -           2,999           1,100           2,976
Credit card usage rebate             316,354          74,991         436,174         204,168
Miscellaneous income                    (583)        115,608            (537)        156,139
                                ------------    ------------    ------------    ------------
         Total other income         $328,589        $515,663        $507,230        $719,985
                                ============    ============    ============    ============

Other income for three and six months ended September 30, 2004 decreased compared to the three and six months ended September 30, 2003 as a result of lower interest income. That decrease was partially offset by higher income from credit card usage rebates.

                          Income Tax Expense (Benefit)

                                         For the Three Months             For the Six Months
                                             September 30,                   September 30,
                                     ----------------------------    ----------------------------
                                          2004            2003            2004            2003
                                     ------------    ------------    ------------    ------------
Total income tax expense (benefit)        $96,086        $179,722       $(329,292)      $(219,518)
                                     ============    ============    ============    ============

Income taxes expense (benefit) decreased $83,636 in the three months ended September 30, 2004 from the same period in 2003, primarily due to a reduction in taxable income; similarly, the income tax benefit increased $109,774 for the six months ended September 30, 2004 compared to the six months ended September 30, 2003 for the same reason.

Liquidity and Financial Resources
---------------------------------

During the six months ended September 30, 2004, the Company had a decrease in cash and cash equivalents of $2,054,598. The cash was primarily used to pay claims arising under Reliance insured service contracts. Working capital was a negative $12.0 million at September 30, 2004, compared to a negative $7.2 million at March 31, 2004, primarily due to reduced receivables caused by reduced automotive business. While the downturn in the automotive industry and premium rate increases have affected the automotive segment, management believes that new programs and products will enable the Automotive segment to recover some of the reductions and increase its existing volumes.

The Company believes that internally generated funds and extended terms, combined with the $3 million line of credit from Great American Insurance Company ("GAIC"), will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital requirements. The Company intends to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

As a result of a change in regulations, the State of Ohio no longer requires a cash reserve. Accordingly, during the period ended September 30, 2004, the Company reduced its restricted cash balance by $25,000.

During the three and six months ended September 30, 2004, the Company repurchased 32,500 shares of Company common stock at a cost of $23,960.

On June 22, 2004, the Company notified Butler Financial Solutions, LLC ("Butler"), that effective as of October 22, 2004, the Company will terminate the Obligor Agreement between the two Companies. As a result of the agreement termination, which will benefit liquidity due to the elimination of the fee paid to Butler, Butler will no longer be the obligor on service contracts sold by Warrantech after October 22, 2004. Butler remains the obligor on service contracts sold prior to October 22, 2004.

On June 30, 2004, the Company terminated its relationship with Cruz del Sur, its primary insurance carrier in Chile, effective December 31, 2004. To arrange for continuity of coverage beginning January 1, 2005, the Company is in the process of completing negotiations with another insurance carrier that has a world-wide presence.

On September 1, 2004, the Company began offering one-year extended home product warranties. Unlike the Company's other Plans, these warranties will not be insured by third party insurance companies but will be obligations solely of the Company. The Company has established a claims liability to pay claims arising under these Plans.

The effect of inflation has not been significant to the Company.

Commitments
-----------

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the six months ended September 30, 2004 amounted to $251,884 compared to $427,073 during the six months ended September 30, 2003.

During the fiscal quarter ended September 30, 2004, the Company paid claims totaling $1,096,293 under service contracts previously insured by Reliance Insurance Company ("Reliance-Insured contracts"). The total amount of claims paid by the Company under such contracts during the first six months of the current fiscal year is $2,847,371.

Set forth below is information about the Company's commitments outstanding at September 30, 2004.

                                                        Payments due by period
                               ------------------------------------------------------------------------
                                                Less than        1 - 3          3 - 5        More than
                                   Total         1 year          Years          Years         5 years
                               ------------   ------------   ------------   ------------   ------------
Capital lease obligations        $1,555,560       $573,520       $683,771       $298,269             $-
Operating leases                 10,770,060      1,332,144      2,495,479      2,540,373      4,402,064
Employment agreements             5,728,917      1,953,292      2,729,375      1,046,250              -
Claims loss liability             6,644,207      3,419,587      3,224,620              -              -
                               ------------   ------------   ------------   ------------   ------------
   Total                        $24,698,744     $7,278,543     $9,133,245     $3,884,892     $4,402,064
                               ============   ============   ============   ============   ============

Lines of Credit
---------------

The Company executed an agreement with GAIC on October 9, 2002, whereby, GAIC agreed to provide funding by extending a favorable change of its credit terms to the Company. GAIC also agreed to extend a separate line of credit for an amount up to $3 million to the Company, subject to certain adjustments, to fund unanticipated working capital requirements. Interest is charged on monies advanced from the line of credit at an annual rate equal to the prime interest rate plus 2%. As of September 30, 2004, no amounts were drawn on the line of credit.

The Company maintains a $750,000 letter of credit for the benefit of the landlord of its headquarters office building. This letter of credit is automatically renewed annually through January 31, 2013.

The Company also maintains a $200,000 letter of credit for the benefit of its credit card processor which expires December 16, 2004.

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the Company's Consolidated Financial Statements set forth in "Item 8. - Financial Statements and Supplementary Data," in the Company's Annual Report on Form 10-K for the year ended March 31, 2004, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following lists some of the Company's critical accounting policies affected by judgments, assumptions and estimates.

Revenue Recognition

Revenue from administrator-obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, `Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," ("TB 90-1"). The Company recognizes such revenue over the life of the contract on a straight-line basis. In addition the Company charges the costs of contracts to operations over the life of the contracts on a straight-line basis.

Revenue from dealer-obligor service contracts, are sales in which the retailer/dealer or a third party is designated as the obligor. Historically, through June 30, 2003, the Company recognized revenues from these contracts in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit were deferred.

Since Butler has been determined to be a nominally capitalized entity, all transactions concerning Butler obligor-contracts are treated in a manner similar to the accounting principles discussed in Financial Accounting Standards Board Emerging Issues Task Force Topic No. D-14, "Transactions Involving Special-Purpose Entities." The Company treats the Butler-obligor contracts as if they were administrator-obligor contracts and recognizes revenues under such contracts pursuant to TB 90-1. Additionally, because the Company is treating the Butler-obligor contracts as Warrantech-obligor contracts for financial reporting purposes only, the Company eliminated the transactions between Warrantech and Butler from its financial statements.

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

Now that the Company is required to recognize revenues from all service contracts over the life of the service contracts, the Company believes that it is unlikely that the Company will be able to report operating profits until at least 2008 when the Company expects that the revenues recognized from prior periods will begin to equal the revenue being deferred to future periods. However, there can be no assurance that the Company will be profitable at that time. In the meantime, the revenue recognition policies adopted by the Company do not have an impact on the Company's cash flows, and it is an important measure of the Company by reviewing the Statements of Cash Flows which are part of these financial statements.

Direct Costs

Direct costs, consisting primarily of insurance premiums and commissions, are costs directly related to the production and acquisition of service contracts. Effective with the application of the revenue recognition policy(s) described above on all service contracts, the Company recognizes direct costs according to Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts" which requires that insurance premium costs be ratably expensed over the life of the service contract.

Impairment of Long-Lived Assets

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually, or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flows generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of their carrying value or fair value and charging current operations for any measured impairment. At September 30, 2004 and 2003, the Company found no impairment to its property and equipment or its other identifiable intangibles.

Income Taxes

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2004, the Company had deferred tax assets of $23,055,121 net of a valuation allowance of $270,699.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

As of September 30, 2004, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

Principal amounts by expected maturity as of September 30, 2004 of marketable securities are as follows:

                                      Expected Maturity Date as of September 30,
                     -----------------------------------------------------------------------------
                       1 year        2 years       3 years       4 years      5 years    Thereafter   Total Cost   Fair Value
                     ----------    ----------    ----------    ----------   ----------   ----------   ----------   ----------
Available for sale
securities           $1,070,000      $960,000      $150,000             -            -            -   $2,180,000   $2,232,745
Interest rate              3.65%         3.96%         4.74%            -            -            -


Item 4. Controls and Procedures
        -----------------------

Disclosure Controls and Procedures

The Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are primarily responsible for the accuracy of the financial information that is presented in this Quarterly Report on Form 10-Q. Each of them has, within 90 days before the filing date of this Quarterly Report, evaluated the Company's disclosure controls and procedures, as defined under SEC rules, and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this Quarterly Report.

Internal Controls

To meet their responsibility for financial reporting, the CEO and CFO have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the Company's independent accountants to support their audit work. In addition, the Board meets regularly with the independent accountants and such other members of management as they deem necessary. The Board and the independent accountants have free access to each other, with or without management being present.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the CEO's and CFO's most recent evaluation.

                           PART II - Other Information

Item 1.  Legal Proceedings
         -----------------

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

     Warrantech filed a counterclaim against Lloyd's arising out of the same set of facts that underlie the original litigation. Warrantech alleged fraud, unfair claim settlement practices and bad faith and sought damages of approximately $46 million. Warrantech also asked that treble damages for $138 million be awarded as permitted under applicable Texas law.

     This case was originally brought in the District Court of Tarrant County, Texas, 17th Judicial District. On March 19, 2004, Defendant San Antonio filed a notice of removal to the United States District Court which motion was joined by all other defendants. Following removal, Lloyd's filed a motion to remand the case to state court. Upon consideration of the arguments and authorities submitted by all parties, Judge McBryde denied Lloyd's motion with the result that the case was removed to United States District Court in Fort Worth. Subsequent to the removal, both parties filed summary judgment motions. Judge McBryde granted partial summary judgment to Lloyd's, striking Warrantech's counterclaim and certain affirmative defenses advanced by Warrantech. Based on this decision, Lloyd's again moved to have the litigation remanded to state court and Judge McBryde granted this motion. The case is now moving forward in state court while Warrantech is appealing Judge McBryde's rulings in the Court of Appeals for the Fifth Circuit.

     Management continues to believe that this case is without merit. At this time, however, it is not able to predict the outcome of the litigation. For this reason, the Company is unable to determine its potential liability, if any, and as such, the accompanying financial statements do not reflect any estimate for losses.

     Universal Insurance Company
     ---------------------------

     In the Matter of Arbitration between Universal Insurance Company and Warrantech Consumer Product Services, Inc.; Jane Doe; and ABC Corporation

     Universal Insurance Company ("Universal") provided insurance for the vehicle service contracts marketed and administered by Warrantech International in Puerto Rico pursuant to an Administrative Agreement that was effective as of April 1, 1998. On October 16, 2003, Universal, claiming a material breach of the agreement by Warrantech, terminated the agreement and assumed responsibility for administering the applicable service contracts.

     Universal served Warrantech with a Demand for Arbitration, dated October 15, 2004, seeking to recover a portion of the fees Warrantech received to provide administrative services under the contracts, approximating $2,155,000, together with interest thereon from the effective date of termination.

     Management believes this case is without merit. At this time, however, it is not able to predict the outcome of the arbitration. For this reason, the Company is unable to determine its potential liability, if any, and as such, the accompanying financial statements do not reflect any estimate for losses.

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases
         --------------------------------------------------------------
         of Equity Securities
         --------------------

     Purchase of Equity Securities for the Three Months Ended September 30, 2004
     ---------------------------------------------------------------------------


                             Total Number of                     Average Price
              Period        Shares purchased         Cost        Paid per Share
       -------------------- ----------------- ------------------ ---------------
       7/1/04 - 7/31/04                    -                  -               -
       8/1/04 - 8/31/04                5,000             $3,860           $0.77
       9/1/04 - 9/30/04               27,500            $20,100           $0.73
                            ----------------- ------------------
       Total                          32,500            $23,960           $0.73
                            ================= ==================

     *These shares were not purchased pursuant to a publicly announced plan or program regarding stock repurchases in as much as the Company has no such plan or program. The shares were purchased in open market transactions.


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


                                 WARRANTECH CORPORATION
                                 ---------------------------------------------
                                 (Registrant)


                                 /s/ Richard F. Gavino
                                 ---------------------------------------------
                                 Richard F. Gavino - Executive Vice President, Principal Financial Officer, Chief Accounting Officer and Treasurer
                                 (Chief Financial Officer and Duly Authorized
                                 Officer)


Dated: November 15, 2004