Form 10-Q/A
period 2004-09-30
WARRANTECH CORP
filed 2004-11-16
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

        Registrant's telephone number, including area code (800) 544-9510
                                                           ------------------


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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at November 1, 2004
---------------------------------------     ------------------------------------
Common stock, par value $.007 per share                15,398,674 shares


                                   EXPLANATION
                                   -----------

Set forth in this Form 10-Q/A Amendment No. 1 is an amendment relating to Item 2 of Part I of the Quarterly Report of Warrantech Corporation on Form 10-Q for the quarterly period ended September 30, 2004. The amendment corrects a statement regarding the Company's $3 million line of credit, whereby the Company began utilizing its line of credit during the quarter ended September 30, 2004.

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

The Company believes that internally generated funds and extended terms, combined with the $3 million line of credit from Great American Insurance Company ("GAIC") used during the quarter ended September 30, 2004 by extended payment terms, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital requirements. The Company intends to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

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
                               ============   ============   ============   ============   ============

Lines of Credit
---------------

The Company executed an agreement with GAIC on October 9, 2002, whereby, GAIC agreed to provide funding by extending a favorable change of its credit terms to the Company. GAIC also agreed to extend a separate line of credit for an amount up to $3 million to the Company, subject to certain adjustments, to fund unanticipated working capital requirements. Interest is charged on monies advanced from the line of credit at an annual rate equal to the prime interest rate plus 2%. As of September 30, 2004, the $3 million available line of credit from GAIC has been drawn down by the Company through GAIC's further extension of payments on premium due. This amount is reflected in premium payable.

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


Dated: November 16, 2004