Form 10-Q
period 2004-12-31
WARRANTECH CORP
filed 2005-02-14
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q
 (Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 2004

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to __________________

     Commission File Number          0-13084
                             ---------------------------------------------------

                             WARRANTECH CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                              13-3178732
--------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

        2200 Highway 121, Suite 100, Bedford, Texas                  76021
--------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code    (800) 544-9510
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at February 1, 2005
---------------------------------------          -------------------------------
Common stock, par value $.007 per share                 15,398,674 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                        Page No.
                                                                        --------
                         PART I - Financial Information


Item 1:  Financial Statements

           Condensed Consolidated Statements of Operations -
             For the Three and Nine Months Ended
             December 31, 2004 and 2003 (Unaudited) .................        2

           Condensed Consolidated Balance Sheets at
             December 31, 2004 (Unaudited) and March 31, 2004........        3

           Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended
             December 31, 2004 and 2003 (Unaudited)..................        4

           Notes to Condensed Consolidated Financial Statements......        6

Item 2:  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........       12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk..       19

Item 4:  Controls and Procedures.....................................       20


                           PART II - Other Information


Item 1:  Legal Proceedings...........................................       21

Item 2:  Changes in Securities and Use of Proceeds and Issuer
             Purchases of Equity Securities..........................       21

Item 3:  Defaults Upon Senior Securities.............................       22

Item 4:  Submission of Matters to a Vote of Security Holders.........       22

Item 5:  Other Information *.........................................       22

Item 6:  Exhibits....................................................       22

Signature ...........................................................       23

* No information provided due to inapplicability  of item.

PART I  -  Financial Information


         Item 1:  Financial Statements
                  --------------------

                                        WARRANTECH CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                        For the Three Months Ended         For the Nine Months Ended
                                                               December 31,                      December 31,
                                                      ------------------------------    ------------------------------
                                                          2004             2003 *           2004             2003 *
                                                      -------------    -------------    -------------    -------------
Gross revenues                                        $  33,276,929    $  35,373,143    $  89,839,132    $ 115,960,128
                                                      -------------    -------------    -------------    -------------
     Net (increase) decrease in deferred revenues        (4,350,970)      (5,530,759)     (12,234,592)     (22,748,698)
                                                      -------------    -------------    -------------    -------------
Net revenues                                             28,925,959       29,842,384       77,604,540       93,211,430

Direct costs                                             22,088,120       21,175,797       58,627,041       68,247,423
                                                      -------------    -------------    -------------    -------------
Gross profit                                              6,837,839        8,666,587       18,977,499       24,964,007
Operating expenses
   Service, selling, and general and administrative       6,258,560        7,334,541       19,895,086       22,437,339
   Provision for bad debt expense                            53,760          165,000          296,317          425,000
   Depreciation and amortization                            527,378          718,893        1,978,054        2,539,866
                                                      -------------    -------------    -------------    -------------
Total costs and expenses                                  6,839,698        8,218,434       22,169,457       25,402,205
                                                      -------------    -------------    -------------    -------------

Income (loss) from operations                                (1,859)         448,153       (3,191,958)        (438,198)
Other income                                                274,488          331,595          781,720        1,051,580
                                                      -------------    -------------    -------------    -------------

Income (loss) before provision for income taxes             272,629          779,748       (2,410,238)         613,382
Provision (benefit) for income taxes                        296,733          276,699          (32,559)          57,181
                                                      -------------    -------------    -------------    -------------

Net income (loss)                                     $     (24,104)   $     503,049    $  (2,377,679)   $     556,201
                                                      =============    =============    =============    =============

Earnings (loss) per share:
    Basic                                             $       (0.00)   $        0.03    $       (0.15)   $        0.04
                                                      =============    =============    =============    =============
    Diluted                                           $       (0.00)   $        0.03    $       (0.15)   $        0.04
                                                      =============    =============    =============    =============

Weighted average number of shares outstanding:
    Basic                                                15,398,677       15,357,385       15,395,576       15,331,253
                                                      =============    =============    =============    =============
    Diluted                                              15,398,677       15,686,552       15,395,576       15,682,616
                                                      =============    =============    =============    =============

* Reclassified for Comparability

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                            2004        March 31,
                                                         (Unaudited)       2004
                                                        ------------   ------------
                                     ASSETS
                                     ------
Current assets:
  Cash and cash equivalents                             $  4,708,025   $  5,229,773
  Investments in marketable securities                     1,467,391      1,370,731
  Accounts receivable, (net of allowances of $487,775     19,444,777     23,369,612
      and $233,667, respectively)
  Other receivables, net                                   9,436,628      7,322,289
  Deferred income taxes                                    3,478,250      3,478,250
  Employee receivables                                        53,196         70,908
  Prepaid expenses and other current assets                  716,470        728,265
                                                        ------------   ------------
        Total current assets                              39,304,737     41,569,828
                                                        ------------   ------------

Property and equipment, net                                4,616,159      5,746,851

Other assets:
  Excess of cost over fair value of assets acquired
   (net of accumulated amortization of $5,825,405)         1,637,290      1,637,290
  Deferred income taxes                                   19,383,350     18,879,171
  Deferred direct costs                                  200,425,929    186,513,417
  Investments in marketable securities                       677,578      1,083,400
  Restricted cash                                            800,000        825,000
  Split dollar life insurance policies                       900,145        900,145
  Other assets                                                34,831         29,448
                                                        ------------   ------------
          Total other assets                             223,859,123    209,867,871

                                                        ------------   ------------
                    Total Assets                        $267,780,019   $257,184,550
                                                        ============   ============

     See accompanying notes to condensed consolidated financial statements.

                                 WARRANTECH CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                              2004           March 31,
                                                                           (Unaudited)         2004
                                                                          -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
---------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease obligations   $     529,293    $     664,406
     Insurance premiums payable                                              36,925,244       31,613,047
     Income taxes payable                                                        24,250           48,099
     Accounts and commissions payable                                         6,370,139        7,083,459
     Claims liability - Reliance                                              3,002,600        5,608,893
     Accrued expenses and other current liabilities                           4,257,886        3,776,199
                                                                          -------------    -------------
          Total current liabilities                                          51,109,412       48,794,103
                                                                          -------------    -------------

Deferred revenues                                                           241,019,932      228,955,971
Claims liability - Reliance                                                   2,618,190        3,882,685
Long-term debt and capital lease obligations                                    923,633          980,903
Deferred rent payable                                                           437,934          369,839
                                                                          -------------    -------------
   Total liabilities                                                        296,109,101      282,983,501
                                                                          -------------    -------------

Commitments and contingencies                                                        --               --

Stockholders' equity (Capital deficiency):
   Preferred stock - $.0007 par value authorized - 15,000,000
      Shares issued  - none at December 31, 2004 and March 31, 2004                  --               --
   Common stock - $.007 par value authorized - 30,000,000
       Shares issued  - 16,586,280 shares at
       December 31, 2004 and March 31, 2004                                     116,106          116,106
   Additional paid-in capital                                                23,800,228       23,800,228
   Loans to directors and officers                                          (10,961,891)     (10,747,470)
   Accumulated other comprehensive income, net of taxes                         213,102          150,801
   Retained earnings (deficit)                                              (37,308,738)     (34,931,059)
                                                                          -------------    -------------
                                                                            (24,141,193)     (21,611,394)

   Treasury stock - at cost, 1,187,606 shares at
       December 31, 2004 and March 31, 2004                                  (4,187,889)      (4,187,557)
                                                                          -------------    -------------
        Total Stockholders' Equity (Capital Deficiency)                     (28,329,082)     (25,798,951)
                                                                          -------------    -------------

                                                                          -------------    -------------
        Total Liabilities and Stockholders' Equity (Capital Deficiency)   $ 267,780,019    $ 257,184,550
                                                                          =============    =============

     See accompanying notes to condensed consolidated financial statements.

                         WARRANTECH CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                              For the Nine Months Ended
                                                                     December 31,
                                                             ----------------------------
                                                                 2004            2003*
                                                             ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                          $ (2,377,679)   $    556,204
  Total adjustments to reconcile net income to net cash
     provided (used) by operating activities:                   2,581,754      (1,830,662)
                                                             ------------    ------------
Net cash flows used by operating activities                       204,075      (1,274,461)
                                                             ------------    ------------

Cash flows from investing activities:
  Property and equipment purchased                               (463,397)       (201,046)
  Purchase of marketable securities                            (1,110,000)       (920,000)
  Proceeds from sales of marketable securities                  1,405,000         730,000
                                                             ------------    ------------
Net cash used by investing activities                            (168,397)       (391,046)
                                                             ------------    ------------

Cash flows from financing activities:
    Purchase of treasury stock                                    (23,960)             --
    Issuance of common stock                                           --           6,270
    Repayments, notes and capital leases                         (533,466)       (665,366)
                                                             ------------    ------------
Net cash used by financing activities                            (557,426)       (659,096)
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents             (521,748)     (2,312,005)

Cash and cash equivalents at beginning of period                5,229,773       6,422,530
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $  4,708,025    $  4,110,525
                                                             ------------    ------------

Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                  $    109,740    $    128,521
                                                             ------------    ------------
   Income taxes                                              $    370,276    $    148,612
                                                             ------------    ------------

Non-cash investing and financing activities:
    Property and equipment financed through capital leases   $    383,959    $    487,060
    Increase in loans to officers and directors              $   (214,421)   $   (214,422)
    Issuance of treasury stock                               $     23,628    $     87,113

* Reclassified for comparability.

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004
                                   (Unaudited)

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

Contract Obligors

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

Prior to April 1, 2000, one of the Company's subsidiaries or a retailer/dealer would routinely be named the obligor under the Plans. Since April 1, 2000, however, Butler Financial Services, LLC ("Butler"), a company unrelated to Warrantech but included in the Company's financial results due to its close transactional ties with the Company, has served as the obligor under all Plans sold or issued under a Program in exchange for a fee payable by the seller or issuer of the Plan. Furthermore, Butler had contractually assumed the liabilities of the obligor under all pre-existing Plans in which one of the Company's subsidiaries was named as the designated obligor. Notwithstanding the forgoing, however, a Company subsidiary continues to act as the designated obligor for Plans sold in the States of California and Florida due to regulatory considerations.

Certain of the Plans under which Butler is the designated obligor were insured by Reliance. The liquidation of Reliance has eliminated Butler's insurance coverage under those Plans. Warrantech Automotive is the obligor, as well as the administrator, under some of the VSC's that were insured by Reliance. As the obligor, Warrantech Automotive is ultimately responsible for paying the valid claims submitted under those VSC's in which Warrantech Automotive is the designated obligor. Prior to Reliance's liquidation, Reliance paid the cost of such covered claims under the insurance policies it provided. Subsequent to the liquidation of Reliance, however, insurance coverage for Warrantech Automotive's obligations under those VSC's was no longer available.

While the Company had provided Butler notice of termination of the Obligor Agreement between the two Companies effective Oct 22, 2004, it subsequently amended the termination notice and Butler remains the obligor on certain service contracts.

Other Recent Developments

On June 30, 2004, the Company terminated its policy with Cruz del Sur, its primary insurance carrier in Chile, effective December 31, 2004. To arrange for continuity of coverage, the Company has been issued a policy with ING Seguros Generales S.A., effective with contracts written January 1, 2005.

On September 1, 2004, the Company began offering one-year extended home product warranties. Unlike the Company's other Plans, these warranties will not be insured by a third party insurance company, but will be obligations solely of the Company.


2.   BASIS OF PRESENTATION
     ---------------------

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation, its subsidiaries, all of which are wholly owned, and certain transactions involving Butler due to its related interest with the Company. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three and nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2004.

3.   OTHER RECEIVABLES
     -----------------

The nature and amounts of Other Receivables as of December 31, 2004 and March 31, 2004 are as follows:

                                                     ---------------------------
                                                     December 31,     March 31,
                                                         2004           2004
                                                     ------------   ------------
Other receivables, net
   Due from insurance companies                      $  5,329,510   $  4,555,772
   Due from dealers                                       477,951        464,436
   Due from insurance companies - reimbursement
       of legal fees                                    2,982,889      1,865,399
                                                     ------------   ------------
   Due from insurance companies/dealers                 8,790,350      6,885,607
   Agent advances                                          75,190        109,604
   Other                                                  571,088        327,078
                                                     ------------   ------------
                                                        9,436,628      7,322,289
Allowance for doubtful accounts                                --             --
                                                     ------------   ------------
Total other receivables, net                         $  9,436,628   $  7,322,289
                                                     ============   ============

The following table sets forth the carrying amounts and fair values of the Company's other receivables at December 31, 2004.

                                                    Expected Maturity Date
                         ----------------------------------------------------------------------------
                            2005         2006         2007         2008         2009       Thereafter     Total     Fair Value
                            ----         ----         ----         ----         ----       ----------     -----     ----------
Other receivables, net   $9,436,628        --           --           --           --              --   $9,436,628   $9,436,628


4.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------

The components of comprehensive income (loss) are as follows:

                                                 For the Three Months Ended      For the Nine Months Ended
                                                        December 31,                    December 31,
                                                ----------------------------    ----------------------------
                                                    2004            2003            2004            2003
                                                ------------    ------------    ------------    ------------
Net income (loss)                               $    (24,104)   $    503,049    $ (2,377,679)   $    556,201
Other comprehensive income (loss), net of tax
   Unrealized gain (loss) on investments              (7,015)         (4,954)        (14,672)        (14,703)
   Foreign currency translation adjustments          123,262         134,099          77,300         245,747
                                                ------------    ------------    ------------    ------------
Comprehensive income (loss)                     $     92,143    $    632,194    $ (2,315,051)   $    787,245
                                                ============    ============    ============    ============

Comprehensive income (loss) per share:          $       0.01    $       0.04    $      (0.15)   $       0.05
                                                ============    ============    ============    ============

The components of accumulated comprehensive income, net of related tax, as of the periods ended December 31, 2004 and March 31, 2004, are as follows:

                                                    December 31,      March 31,
                                                        2004            2004
                                                    ------------    ------------
Unrealized gain/ (loss) on investments              $    (14,036)   $        636
Accumulated translation adjustments                      227,138         150,105
                                                    ------------    ------------
Accumulated other comprehensive income              $    213,102    $    150,801
                                                    ============    ============


5.   EARNINGS PER SHARE
     ------------------

The following table sets forth the calculation of earnings per share for the three months and Nine Months ended December 31, 2004 and 2003.

                                                   For the Three Months Ended    For the Nine Months Ended
                                                          December 31,                  December 31,
                                                  ---------------------------   ----------------------------
                                                      2004           2003           2004            2003
                                                  ------------   ------------   ------------    ------------
Numerator:
   Net income (loss) applicable to common stock   $    (24,104)  $    503,049   $ (2,377,679)   $    556,201
                                                  ============   ============   ============    ============
Denominator:
    Average outstanding shares used in the
    Computation of per share earnings:
      Common Stock issued-Basic shares              15,398,677     15,357,385     15,395,576      15,331,253
      Stock Options (treasury method)                       --        329,167             --         351,363
                                                  ------------   ------------   ------------    ------------
      Diluted shares                                15,398,677     15,686,552     15,395,576      15,682,616
                                                  ============   ============   ============    ============
Earnings (loss) Per Common Share:
   Basic                                          $       0.00   $       0.03   $      (0.15)   $       0.04
                                                  ============   ============   ============    ============
   Diluted                                        $       0.00   $       0.03   $      (0.15)   $       0.04
                                                  ============   ============   ============    ============

6.   SHARED-BASED COMPENSATION
     -------------------------

New Accounting Pronouncement

In December 2004, the FASB issued Statement 123R, "Share-Based Payment," to be effective for interim or annual periods beginning after June 15, 2005; thereby, becoming effective for Warrantech in the first quarter of fiscal 2006. Statement

123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and the alternative adoption methods.

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

                                               For the Three Months Ended     For the Nine Months Ended
                                                         March                          March
                                              ----------------------------   ----------------------------
                                                  2004            2003           2004            2003
                                              ------------    ------------   ------------    ------------
Net income (loss) as reported                 $    (27,104)   $    503,049   $ (2,377,679)   $    556,201
Net income (loss) pro forma                   $    (77,658)   $    452,495   $ (2,450,733)   $    528,856
Shares - Basic                                  15,398,677      15,357,385     15,395,576      15,331,253
Basic earnings (loss) per share as reported   $      (0.00)   $       0.03   ($      0.15)   $       0.04
Basic earnings (loss) per share pro forma     $      (0.01)   $       0.03   ($      0.16)   $       0.04

The fair value of the stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the Nine Months ended December 31, 2004 and 2003, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

Presented below is a summary of the status of the stock options in the plan and the related transactions for the nine months ended December 31, 2004 and 2003.

                                                                    2004                          2003
                                                       -----------------------------------------------------------
                                                                          Weighted                      Weighted
                                                                          Average                       Average
                                                                          Exercise                      Exercise
                                                           Shares          Price          Shares         Price
                                                       -----------------------------------------------------------
      Options outstanding at beginning of the period      1,332,789    $       1.35      1,306,380    $       1.10
      Granted                                               343,401            0.67        180,000            1.57
      Canceled/Surrendered                                  (25,000)         1.3125       (121,538)           2.13
      Exercised                                                  --              --        (20,000)           0.60
      Forfeited                                                  --              --             --              --
                                                       -----------------------------------------------------------
      Options outstanding at end of period                1,651,190    $       1.12      1,344,842    $       1.19
                                                       ===========================================================

                                                       -----------------------------------------------------------
      Options exercisable at end of period                  919,408    $       1.31        784,604    $       1.34
                                                       ===========================================================

The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the nine months ended December 31, 2004 and 2003, was $0.38 and $0.54, respectively.

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

The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at December 31, 2004.

                                                   Stock Options                   Stock Options
                                                    Outstanding                     Exercisable
                                            -----------------------------   ----------------------------
                                                               Weighted                        Weighted
                                                               Average                         Average
                                                               Exercise                        Exercise
      Range Of Exercise Prices                 Shares           Price          Shares           Price
      -----------------------------------   ------------     ------------   ------------    ------------
      $0.42 to $0.94                             944,600            $0.73        411,250           $0.78
      $1.00                                    1,738,235            $1.00      1,659,804           $1.00
      $1.26 to $1.595                            592,065            $1.41        472,065           $1.36
      $3.25 to $3.375                            101,290            $3.26        101,290           $3.26
                                            ------------     ------------   ------------    ------------
      Total at December 31, 2004               3,376,190            $1.55      2,644,409           $1.12
                                            ============     ============   ============    ============

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

Three Months Ended                                  Consumer                        Reportable
December 31, 2004                 Automotive        Products      International      Segments           Other            Total
-----------------               -------------    -------------    -------------    -------------    -------------    -------------
Gross revenues                  $  18,068,190    $  12,918,475    $   2,665,288    $  33,651,953    $    (375,024)   $  33,276,929
Gross profit (loss)                 2,168,077        4,183,863          619,575        6,971,515         (133,676)       6,837,839
Profit (loss) from operations         621,845        1,424,675         (260,378)       1,786,142       (1,788,001)          (1,859)
Pretax income (loss)                 (251,785)         503,974         (258,116)          (5,927)         278,556          272,629
Net interest income/expense            63,964           55,977            2,025          121,966          (86,579)          35,387
Depreciation/amortization              55,266          125,361           19,056          199,683          327,695          527,378

December 31, 2003
-----------------
Gross revenues                  $  22,552,246    $  12,082,939    $   2,103,230    $  36,738,415    $  (1,365,272)   $  35,373,143
Gross profit                        7,115,234        5,442,432        1,141,662       13,699,328       (5,032,741)       8,666,587
Profit (loss) from operations         253,740        1,733,708          148,199        2,135,647       (1,687,494)         448,153
Pretax income (loss)               (1,403,055)       1,255,595          187,589           40,129          739,619          779,748
Net interest income/expense          (130,130)         (24,886)           7,387         (147,629)         596,177          448,548
Depreciation/amortization              93,663          239,298           18,526          351,487          367,406          718,893



Nine Months Ended                                   Consumer                        Reportable
December 31, 2004                 Automotive        Products      International      Segments           Other            Total
-----------------               -------------    -------------    -------------    -------------    -------------    -------------
Gross revenues                  $  51,892,042    $  32,285,036    $   6,607,910    $  90,784,988    $    (945,856)   $  89,839,132
Gross profit                        6,032,056       11,293,952        1,590,079       18,916,087           61,412       18,977,499
Profit (loss) from operations         677,795        2,813,666         (969,618)       2,521,843       (5,713,801)      (3,191,958)
Pretax income (loss)               (2,257,135)        (267,109)        (966,675)      (3,490,919)       1,080,681       (2,410,238)
Net interest income/expense          (113,207)         (51,748)           3,953         (161,002)         266,883          105,881
Depreciation/amortization             213,674          619,047           58,734          891,455        1,086,599        1,978,054
Total assets                      182,825,298       73,223,398        9,014,639      265,063,335        2,716,684      267,780,019

December 31, 2003
-----------------
Gross revenues                  $  80,575,477    $  29,593,473    $   6,501,939    $ 116,670,889    $    (710,761)   $ 115,960,128
Gross profit                       12,345,524       14,533,616        3,181,849       30,060,989       (5,096,982)      24,964,007
Profit (loss) from operations         311,054        2,676,066        1,110,922        4,098,042       (4,536,240)        (438,198)
Pretax income (loss)               (4,397,054)       1,357,198        1,150,093       (1,889,763)       2,503,145          613,382
Net interest income/expense          (275,740)         (37,136)          11,130         (301,746)         820,787          519,041
Depreciation/amortization             286,556        1,043,553           62,168        1,392,277        1,147,589        2,539,866
Total assets                      189,263,887       74,132,765        4,745,594      268,142,246        8,662,199      276,804,445

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

Results of Operations
---------------------

                                         Gross Revenues

                                       For the Three Months               For the Nine Months
                                           December 31,                      December 31,
                                  ------------------------------    ------------------------------
                                      2004             2003             2004             2003
                                  -------------    -------------    -------------    -------------
      Automotive segment          $  18,068,190    $  22,552,246    $  51,892,042    $  80,575,477
      Consumer Products segment      12,918,475       12,082,939       32,285,036       29,593,473
      International segment           2,665,288        2,103,230        6,607,910        6,501,939
      Other                            (375,024)      (1,365,272)        (945,856)        (710,761)
                                  -------------    -------------    -------------    -------------
         Total gross revenues     $  33,276,929    $  35,373,143    $  89,839,132    $ 115,960,128
                                  =============    =============    =============    =============

Gross revenues for the three month period ended December 31, 2004 decreased $2,096,214, or 6%, from the same period in 2003. Gross revenues for the nine month period ended December 31, 2004 decreased $26,120,996, or 23%, from the same period in 2003.

The Automotive segment reported decreased gross revenues of $4,484,056, or 20%, in the three month period ended December 31, 2004 over 2003 and $28,683,435, or 36%, in the nine month period. The decrease in gross revenues in the Automotive segment was due to a reduction in volume arising from premium rate increases and the downturn in sales of new cars.

The Consumer Products segment reported increased gross revenues of $835,536 or 7%, in the three month period ended December 31, 2004 over 2003 and $2,691,563 or 9%, in the nine month period. The increase in the Consumer Products segment was due to the opening of additional stores by one of the Company's top dealers.

The International segment increase in gross revenues resulted from higher sales volume from customers in South America, partially offset by lower sales volumes in Puerto Rico due to the suspension of auto warranty sales until programs with a new underwriter can be established.

                                           Gross Profit

                                       For the Three Months               For the Nine Months
                                           December 31,                      December 31,
                                  ------------------------------    -----------------------------
                                      2004             2003             2004            2003
                                  -------------    -------------    -------------   -------------
      Automotive segment          $   2,168,077    $   7,115,234    $   6,032,056   $  12,345,524
      Consumer Products segment       4,183,863        5,442,432       11,293,952      14,533,616
      International segment             619,575        1,141,662        1,590,079       3,181,849
      Other                            (133,676)      (5,032,741)          61,412      (5,096,982)
                                  -------------    -------------    -------------   -------------
         Total gross profit       $   6,837,839    $   8,666,587    $  18,977,499   $  24,964,007
                                  =============    =============    =============   =============

Gross profit for the three months and nine months ended December 31, 2004 decreased $1,828,748, or 21%, and $5,986,508, or 24%, over the same periods in 2003. Gross profit in those periods decreased, respectively, within the Automotive segment by $4,947,157, or 70%, and $6,313,468, or 51%; within the Consumer Products segment by $1,258,569, or 23%, and $3,239,664, or 22%; and within the International segment by $522,087, or 46%, and $1,591,770, or 50%.


                                     SG&A

                              For the Three Months               For the Nine Months
                                  December 31,                      December 31,
                         -----------------------------   -----------------------------
                             2004            2003            2004            2003
                         -------------   -------------   -------------   -------------
      Total SG&A         $   6,258,560   $   7,334,541   $  19,895,086   $  22,437,339
                         =============   =============   =============   =============

Service, selling and general and administrative ("SG&A") for the three months and nine months ended December 31, 2004 decreased $1,075,981, or 15%, and $2,542,253, or 11%, compared to the same periods in the prior year. The decrease was the result, primarily, because employee salary costs were lower at $3,837,013 and $12,157,071 during the respective 2004 periods, compared to $4,221,249 and $13,261,042 in the respective 2003 periods and lower sales related costs which were $208,110 and $791,983 during the respective 2004 periods, compared to $389,919 and $967,975 in the respective 2003 periods.

                                        Provision for Bad Debts

                                         For the Three Months              For the Nine Months
                                          Ended December 31,               Ended December 31,
                                     -----------------------------   -----------------------------
                                          2004            2003            2004            2003
                                     -------------   -------------   -------------   -------------
      Provision for bad debts        $      53,760   $     165,000   $     296,317   $     425,000
                                     =============   =============   =============   =============

The Company began providing for bad debts during fiscal year 2003 in anticipation of not being able to collect certain receivables in its Consumer
Products and International segments.

                                             Depreciation and amortization

                                                 For the Three Months             For the Nine Months
                                                      December 31,                    December 31,
                                              -----------------------------   -----------------------------
                                                   2004            2003            2004            2003
                                              -------------   -------------   -------------   -------------
      Total depreciation and amortization     $     527,378   $     718,893   $   1,978,054   $   2,539,866
                                              =============   =============   =============   =============

As a result of the maturation of the Company's assets and reduced capital expenditures over the past several years, depreciation and amortization expenses were reduced by $191,515, or 27%, and by $561,812, or 22%, respectively, during the three months and nine months ended December 31, 2004 from the same periods in 2003.

                                              Other Income

                                          For the Three Months             For the Nine Months
                                              December 31,                    December 31,
                                      ----------------------------    ----------------------------
                                          2004            2003            2004            2003
                                      ------------    ------------    ------------    ------------
      Interest and dividend income    $    161,923    $    379,598    $    450,497    $  1,016,857
      Interest expense                    (126,536)       (217,260)       (344,616)       (497,816)
      Gain (loss) on sale of assets             95              --           1,195           2,976
      Credit card usage rebate             170,950         133,009         607,124         337,177
      Miscellaneous income                  68,056          36,248          67,520         192,386
                                      ------------    ------------    ------------    ------------
               Total other income     $    274,488    $    331,595    $    781,720    $  1,051,580
                                      ============    ============    ============    ============

Other income for three and nine months ended December 31, 2004 decreased compared to the three and nine months ended December 31, 2003 as a result of lower interest income. That decrease was partially offset by higher income from credit card usage rebates.


                                           Income Tax Expense (Benefit)

                                                For the Three Months           For the Nine Months
                                                     December 31,                  December 31,
                                             ---------------------------   ----------------------------
                                                 2004           2003           2004            2003
                                             ------------   ------------   ------------    ------------
      Total income tax expense (benefit)     $    296,733   $    276,699   $    (32,559)   $     57,181
                                             ============   ============   ============    ============

Income taxes expense (benefit) increased $20,034 in the three months ended December 31, 2004 from the same period in 2003, primarily due to a reduction in taxable income and the $103,000 payment of foreign income taxes; similarly, the income tax benefit increased $89,740 for the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003 due to the same reasons.

Liquidity and Financial Resources
---------------------------------

During the nine months ended December 31, 2004, the Company had a decrease in cash and cash equivalents of $521,748. The cash was primarily used to pay claims arising under Reliance insured service contracts. Working capital was a negative $11.8 million at December 31, 2004, compared to a negative $7.2 million at March 31, 2004, primarily due to reduced receivables caused by reduced automotive business. While the downturn in the automotive industry and premium rate increases have reduced volumes in the automotive segment, management believes that new programs and products will enable the Automotive segment to recover some of the reductions and increase its existing volumes.

The Company believes that internally generated funds as determined by its business plan and the extended payment terms, combined with the additional $3 million extended payment terms from Great American Insurance Company ("GAIC") in use during the quarter ended December 31, 2004, will be sufficient to finance its current operations for at least the next twelve months. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital requirements. The Company intends to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

As a result of a change in regulations, the State of Ohio no longer requires a cash reserve. Accordingly, during the period ended September 30, 2004, the Company reduced its restricted cash balance by $25,000.

During nine months ended December 31, 2004, the Company repurchased 32,500 shares of Company common stock at a cost of $23,960.

On June 30, 2004, the Company terminated its policy with Cruz del Sur, its primary insurance carrier in Chile, effective December 31, 2004. To arrange for continuity of coverage, the Company has been issued a policy with ING Seguros Generales S.A., effective with contracts written January 1, 2005.

On September 1, 2004, the Company began offering one-year extended home product warranties. Unlike the Company's other Plans, these warranties will not be insured by third party insurance companies but will be obligations solely of the Company.

The effect of inflation has not been significant to the Company.

Commitments
-----------

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the nine months ended December 31, 2004 amounted to $383,959 compared to $487,060 during the nine months ended December 31, 2003.

During the fiscal quarter ended December 31, 2004, the Company paid claims totaling $1,023,418 under service contracts previously insured by Reliance Insurance Company ("Reliance-insured contracts"). The total amount of claims paid by the Company under such contracts during the first nine months of the current fiscal year is $3,870,788. Set forth below is information about the Company's commitments outstanding at December 31, 2004.

                                                       Payments due by period
                            -----------------------------------------------------------------------------
                                              Less than         1 - 3           3 - 5         More than
                                Total          1 year           Years           Years          5 years
                            -----------------------------------------------------------------------------
Capital lease obligations   $   1,486,690   $     563,057   $     745,788   $     177,845   $          --
Operating leases               10,425,701       1,299,720       2,488,979       2,557,040       4,079,962
Employment agreements           4,747,313       2,241,063       1,737,500         697,500          71,250
Claims loss liability           5,620,790       3,002,600       2,618,190              --              --
                            -----------------------------------------------------------------------------
   Total                    $  22,280,494   $   7,106,440   $   7,590,457   $   3,432,385   $   4,151,212
                            =============================================================================


Lines of Credit
---------------

The Company executed an agreement with GAIC on October 9, 2002, whereby, GAIC agreed to provide funding by extending a favorable change of its credit terms to the Company. GAIC also agreed to a separate line of credit for an amount up to $3 million by extending payment terms to the Company, subject to certain adjustments, to fund unanticipated working capital requirements. Interest is charged on monies advanced from the line of credit at an annual rate equal to the prime interest rate plus 2%. As of September 30, 2004, the $3 million available line of credit from GAIC has been drawn down by the Company through GAIC's further extension of payment on premium due. This amount is reflected in premium payable.

The Company maintains a $750,000 letter of credit for the benefit of the landlord of its headquarters office building. This letter of credit is automatically renewed annually through January 31, 2013.

The Company also maintains a $200,000 letter of credit for the benefit of its credit card processor. This letter of credit, which is automatically renewed annually, was renewed on December 16, 2004 for another year.

General Information
-------------------

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

Prior to April 1, 2000, one of the Company's subsidiaries or a retailer/dealer would routinely be named the obligor under the Plans. Since April 1, 2000, however, Butler Financial Services, LLC ("Butler"), a company unrelated to Warrantech but included in the Company's financial results due to its close transactional ties with the Company, has served as the obligor under all Plans sold or issued under a Program in exchange for a fee payable by the seller or issuer of the Plan. Furthermore, and prior to October 22, 2004, Butler had contractually assumed the liabilities of the obligor under all pre-existing Plans in which one of the Company's subsidiaries was named as the designated obligor ("Obligor Agreement".) The liabilities of the designated obligor under these pre-existing Plans were insured by an independent insurance company and, as a result of this assumption by Butler, the coverage afforded by these insurance policies now benefits Butler as the named obligor. Notwithstanding the forgoing, however, a Company subsidiary continues to act as the designated obligor for Plans sold in the States of California and Florida due to regulatory considerations.

Certain of the Plans under which Butler is the designated obligor were insured by Reliance. The liquidation of Reliance has eliminated Butler's insurance coverage under those Plans. Warrantech Automotive is the obligor, as well as the administrator, under some of the VSC's that were insured by Reliance. As the obligor, Warrantech Automotive is ultimately responsible for paying the valid claims submitted under those VSC's in which Warrantech Automotive is the designated obligor. Prior to Reliance's liquidation, Reliance paid the cost of such covered claims under the insurance policies it provided. Subsequent to the liquidation of Reliance, however, insurance coverage for Warrantech Automotive's obligations under those VSC's was no longer available.

While the Company had provided Butler notice of termination of the Obligor Agreement between the two Companies effective Oct 22, 2004, it subsequently amended the termination notice and Butler remains the obligor on certain service contracts.

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

Revenue Recognition

Revenue from administrator-obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," ("TB 90-1"). The Company recognizes such revenue over the life of the contract on a straight-line basis. In addition the Company charges the costs of contracts to operations over the life of the contracts on a straight-line basis.

Historically, through June 30, 2003, the Company recognized revenues from dealer-obligor service contracts, in which the retailer/dealer or a third party is designated as the obligor, in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit were deferred. With the issuance of EITF Abstracts Issue No. 00-21 (EITF No. 00-21), "Revenue Arrangements with Multiple Deliverables", as of July 1, 2003, the Company recognizes revenue from these dealer-obligor contracts on a straight-line basis over the life of the service contract, pursuant to Staff Accounting Bulletin 101.

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

Now that the Company is required to recognize revenues from all service contracts over the life of the service contracts, the Company believes that it is unlikely that the Company will be able to report operating profits until at least 2008 when the Company expects that the revenues recognized from prior periods will begin to equal the revenue being deferred to future periods. However, there can be no assurance that the Company will be profitable at that time. In the meantime, the revenue recognition policies adopted by the Company do not have an impact on the Company's cash flows which are an important measure of the Company financial condition and are reflected in the Statements of Cash Flows which are part of these financial statements.

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

Impairment of Long-Lived Assets

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually, or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flows generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of their carrying value or fair value and charging current operations for any measured impairment. At December 31, 2004 and 2003, the Company found no impairment to its property and equipment or its other identifiable intangibles.

Income Taxes

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2004, the Company had deferred tax assets of $22,861,600, net of a valuation allowance of $330,324.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

As of December 31, 2004, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

Principal amounts by expected maturity as of December 31, 2004 of marketable securities are as follows:

                                      Expected Maturity Date as of December 31,
                           ----------------------------------------------------------------
                             1 year      2 years    3 years   4 years  5 years   Thereafter    Total Cost     Fair Value
                             ------      -------    -------   -------  -------   ----------    ----------     ----------
Available for sale
securities                 $1,445,000   $  660,000      --        --       --         --       $2,105,000     $2,144,969
Interest rate                    3.67%        4.09%     --        --       --         --

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

     Universal served Warrantech with a Demand for Arbitration, dated October 15, 2004, seeking to recover a portion of the fees Warrantech received to provide administrative services under the contracts, approximating $2,155,000, together with interest thereon from the effective date of termination. Subsequent to receipt of Universal's Demand for Arbitration, Warrantech commenced an action against Universal in the State of Connecticut to recover fees owed to Warrantech pursuant to the terms of a certain Fee Agreement. Although it is difficult at this time to determine the exact amount owed to Warrantech, it is believed that the amount will be in excess of $1,000,000. Universal has moved in local court to have the Connecticut action combined with the arbitration in Puerto Rico. In response to that motion, Warrantech has moved to have the Connecticut action remanded to federal court in Connecticut. No discovery has taken place as yet.

     Management believes Universal's case is without merit. At this time, however, it is not able to predict the outcome of either the arbitration or the Connecticut action. For this reason, the Company is unable to determine its potential liability, if any, and as such, the accompanying financial statements do not reflect any estimate for losses.

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases
         --------------------------------------------------------------
         of Equity Securities
         --------------------

     Purchase of Equity Securities for the Nine Months Ended December 31, 2004
     -------------------------------------------------------------------------

                                        Total
                                      Number of                             Average
                                        Shares                            Price Paid
                Period                purchased              Cost          per Share
           --------------------------------------------------------------------------
           4/1/04 - 7/31/04                      --                 --            --
           8/1/04 - 8/31/04                   5,000           $  3,860         $0.77
           9/1/04 - 9/30/04                  27,500           $ 20,100         $0.73
           10/1/04 - 12/31/04                    --                 --            --
                                    ---------------    ---------------
           Total                             32,500           $ 23,960         $0.73
                                    ===============    ===============

     These shares were not purchased pursuant to a publicly announced plan or program regarding stock repurchases in as much as the Company has no such plan or program. The shares were purchased in open market transactions.

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

(a) On January 13, 2005, the Annual Meeting of the Stockholders of the Company was held in Bedford, Texas for the purpose of electing a Board of Directors and voting on the proposal described below. There were no solicitations in the opposition to management's nominees for director as listed in the proxy statement.

(c) Each of the directors nominated by the Board (which number constitutes the entire Board of the Company) and listed in proxy statement was elected with the votes as follows:

                  Nominees                  Votes For            Votes Withheld
                  --------                  ---------            --------------

              Joel San Antonio              13,706,902                1,181,810
              William Tweed                 13,706,942                1,181,770
              Jeff J. White                 13,706,842                1,181,870
              Richard Rodriguez             13,706,642                1,182,170
              Donald Senderowitz            13,789,167                1,099,545

              A proposal to change the Company's state of incorporation from Delaware to Nevada was approved with the following vote: 9,341,645 shares for; 965,888 shares against.

Item 5.   Other Information
          -----------------

          Not applicable.

Item 6.   Exhibits
          --------

10.1 Employment Agreement dated December 1, 2004, between Warrantech Corporation and Laurence Tutt.
10.2 Amendment and supplement number one, dated January 16, 2004 to certain Warrantech and Butler agreements.
10.3      Warrantech Corp. Guaranty of Payment and Performance by RWC Corp.
10.4 Security Agreement dated as of January 16, 2004, by Reliance Warranty Company, in favor of Warrantech Corporation.
10.5 Indemnity Agreement by and between Warrantech Corporation (the "Indemnitor") and Butler Financial Solutions, LLC, Reliance Warranty Company, SPG Financial Corp., the current members and officers of Butler, RWC and SPG, Harris Miller, Karen Parker and Paula Graff, (collectively and individually, the "Indemnitee(s)").
31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 Statement by the Chief Executive Officer and the Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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




                       WARRANTECH CORPORATION
                       ---------------------------------------------------------
                       (Registrant)



                       /s/ RICHARD F. GAVINO
                       ---------------------------------------------------------
                       Richard F. Gavino - Executive Vice President, Principal Financial Officer, Chief Accounting Officer and Treasurer (Chief Financial Officer and Duly Authorized Officer)


Dated: February 14, 2005