Form 10-K
period 2005-03-31
WARRANTECH CORP
filed 2005-06-29
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                    For the fiscal year ended March 31, 2005
                                              --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                for the transition period from _______ to _______

                           Commission File No. 0-13084

                             WARRANTECH CORPORATION
             (Exact name of registrant as specified in its charter)

                 Nevada                                  13-3178732
     -------------------------------         --------------------------------
     (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization

         2200 Highway 121, Suite 100 Bedford, Texas                76021
         ------------------------------------------             ----------
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2004, based upon the closing price of the registrant's common stock on September 30, 2004, was $10,933,059 (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

     The number of shares outstanding of the registrant's common stock as of May 31, 2005 was 15,452,008.

                       Documents Incorporated By Reference
         Part III - Portions of the registrant's proxy statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                                         Page No.
                                                                                         --------
                                     PART I
Item 1.    Business......................................................................    3
                General..................................................................    3
                Sales and Marketing......................................................    6
                Significant Customers....................................................    7
                Competition..............................................................    7
                Contract Obligors........................................................    7
                Insurance Coverage.......................................................    8
                Federal and State Regulation.............................................    9
                Intellectual Property....................................................    10
                Employees................................................................    10
Item 2.    Properties....................................................................    11
Item 3.    Legal Proceedings.............................................................    11
Item 4.    Submission of Matters to a Vote of Security Holders...........................    11

                                     PART II
Item 5.    Market of the Warrantech's Common Equity and Related Stockholder Matters  ....    12
Item 6.    Selected Financial Data.......................................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................    13
               SEC Review of Company's Filings...........................................    14
               Butler Contracts..........................................................    14
               Dealer-Obligor Contracts..................................................    14
               Insurer in Liquidation....................................................    16
               Butler Financial Solutions, Inc...........................................    17
               Significant Customer in Bankruptcy........................................    18
               Results of Operations.....................................................    19
               Agreements................................................................    21
               Liquidity and Capital Resources...........................................    22
               Loans to Directors........................................................    23
               Commitments...............................................................    24
               Critical Accounting Policies..............................................    24
Item 7A.   Qualitative and Quantitative Disclosures About Market Risk....................    26
Item 8.    Financial Statements and Supplementary Data...................................    27
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures.....................................................    54
Item 9A.   Controls and Procedures.......................................................    54
Item 9B.   Other Information.............................................................    54

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant ...........................    55
Item 11.   Executive Compensation........................................................    55
Item 12.   Security Ownership of Certain Beneficial Owners and Management................    55
Item 13.   Certain Relationships and Related Transactions................................    55
Item 14.   Principle Accounting Fees and Services........................................    55

                                     PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............    55
           Index to Exhibits.............................................................    58
           Signatures....................................................................    59
           Certifications of the CEO and CFO.............................................    61
           Index to Consolidated Financial Statements....................................    27
           Financial Statement Schedules.................................................    54

                                     PART I
                                     ------


Item 1.           Business
                  --------

General
-------

Warrantech Corporation, a Nevada corporation, and its subsidiaries (collectively, "Warrantech" or the "Company") maintains executive offices and operating facilities at 2200 Highway 121 Suite 100 Bedford, Texas 76021, where the telephone number is (800) 544-9510. Prior to February 28, 2005 and since its inception, the Company had been incorporated in Delaware.

Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis in the Automotive and Consumer Products segments, the Company contracts with highly rated independent insurance companies or risk retention groups to provide coverage for the Plans to be sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans. In the Home segment, the Company is self insured.

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

     The Plans for the Automotive and Consumer Products segments generally have terms extending up to one hundred twenty (120) months or, in the case of mileage based Plans, up to one hundred fifty thousand (150,000) miles. All repairs and/or replacements required under the Plans are performed by independent third party repair facilities or dealers. The cost of any repair or replacement under these plans is generally paid by the insurance company. Notwithstanding the forgoing, however, certain Plans were insured by Reliance Insurance Company ("Reliance") which was placed in liquidation in 2002. For a more detailed discussion of claims handling under Plans insured by Reliance, see "Management's Discussion and Analysis-Insurer in Liquidation" below. Plans for the Home segment are generally for twelve months. The cost of any repair or replacement for plans in the Home segment is paid for by the Company. For a more detailed discussion of the responsibilities of obligors and insurers under the Plans, see "Contract Obligors" and "Insurance" below.

     Essential to the Company's success is its ability to capture, maintain, track and analyze all relevant information regarding its Plans. The Company has internally developed, and continues to develop and operate proprietary computer software that allows it to maintain millions of Plans. The software includes custom designed relational databases with interactive capabilities. The Company's computer systems provide ample capacity and processing speed for its current and future requirements. Additionally, Warrantech's web-enabled applications such as VSCOnline(R) and WCPSOnline(R) facilitate information exchange with outside businesses such as clients and service centers via the Internet. These applications optimize the data acquisition, service processing and claims processing functions. The software programs also allow for the analysis of current and historical statistical data which the Company uses to monitor its Programs and support future growth.

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

     As a result of the Company's leadership in the use of advanced technology for processing and adjudicating of claims, Warrantech has also become a supplier of choice for several Insurance Companies for their claims runoff projects and for providing administrative services to the provider companies of automotive products. VSCOnline, a complete front-end business rating and processing system, teams with VSC Claims Online to make available a totally paperless environment for all of Warrantech Automotive's clients.

     Warrantech Automotive utilizes the services of approximately one hundred fifty (150) independent sales representatives to call on clients to solicit their use of the VSC Programs. At this time, VSC's are being sold in forty-nine
(49) states

     The VSC is a contract between the dealer/lessor or third party obligor (except in California and Florida, where the contract is between Warrantech Automotive and the vehicle purchaser/lessee) and the vehicle purchaser/lessee that offers coverage for a term extending up to one hundred twenty (120) months or, in the case of mileage based VSC's, up to one hundred fifty thousand (150,000) miles. Coverage is available in the event of the failure of a broad range of mechanical components occurring during the term of the VSC, other than failures covered by a manufacturer's warranty.

     Although each VSC sold or issued under a Program designates an obligor that is legally responsible for the cost of valid repairs or replacements made thereunder, those liabilities are fully insured by an independent insurance company that is ultimately responsible for such costs. Currently, Great American Insurance Company ("GAIC") is the primary insurer of Warrantech Automotive's VSC Programs. On reinsurance Programs offered to automobile dealerships and other specialty marketers, the Company has an agreement with Heritage Warranty Insurance Risk Retention Group, Inc. ("Heritage") and an agreement with Automotive Underwritwers Insurance Company, Inc., a Risk Retention Group ("AUIC"). During the immediately preceding five-year period, a portion of the Warrantech VSC Programs were insured by either Reliance (see "Management's Discussion and Analysis - Insurer in Liquidation" below), the New Hampshire Insurance Company or other American International Group, Inc. companies.

     In 2005, 2004 and 2003 the Automotive segment received $0, $7.6 million and $9.7 million, respectively in gross revenues from one significant client, which accounted for 0%, 7% and 9% of the Automotive segment's total gross revenues, respectively. Additionally, in 2005, 2004 and 2003 the Automotive segment received from a second client, gross revenues of $5.8 million, $12.1 million and $13.6 million, respectively, which accounted for 8%, 12% and 13% of the Automotive segment's total gross revenues. Additionally, in 2005, 2004 and 2003 the Automotive segment received from a third client, gross revenues of $7.1 million, $9.6 million and $8.8 million, respectively, which accounted for 10%, 9% and 8% of the Automotive segment's total gross revenues. Additionally, in 2005, 2004 and 2003 the Automotive segment received from a fourth client, gross revenues of $7.1 million, $0 and $0, respectively, which accounted for 10%, 0% and 0% of the Automotive segment's total gross revenues.

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

       Effective February 12, 2000, the Company entered into an agreement with GAIC pursuant to which GAIC insures any new service contracts issued in North America or Puerto Rico. Insurance for service contracts issued between August 1, 1997 until February 12, 2000 are covered by Cigna Insurance Company. On September 1, 2004, the Company began offering one-year extended home product warranties which will not be insured by third party insurance companies, but will be obligations solely of the Company.

     In 2005, 2004 and 2003 the Consumer Products segment received $4.1 million, $5.8 million and $4.5 million, respectively, in gross revenues from a significant client which accounted for 9%, 15% and 13% of the segment's gross revenues, respectively. Additionally, in 2005, 2004 and 2003 the Consumer Products segment received from a second client, gross revenues of $14.3 million, $15.3 million and $13.8 million, respectively, which accounted for 32%, 39% and 41% of the Consumer Products segment's total gross revenues, respectively. Finally, in 2005, 2004 and 2003 the Consumer Products segment received from a third client, gross revenues of $9.5 million, $11.2 million and $9.4 million, respectively, which accounted for 21%, 29% and 28% of the Consumer Products segment's total gross revenues. The Company has extended its contracts with two of its significant clients through 2006. On January 11, 2005, the other significant client for the Consumer Products segment filed a voluntary petition for reorganization under the Chapter 11 Bankruptcy Code. Subsequently in April 2005 it announced it sold the assets of 32 of its locations to a third party and would be liquidating its assets from its remaining 30 stores. The third party is continuing its relationship with the Company and has until August 2005 to decide whether it will assume the contract from the predecessor company or enter into a new agreement with the Company.

Warrantech International Segment
--------------------------------

     Warrantech International designs, develops, markets and acts as a third party administrator for many of the same Programs and services outside the United States that Warrantech Automotive and Warrantech Consumer Products market and administer in the United States and Canada.

     Warrantech International conducts its efforts on a direct basis and has developed relationships with retailers and distributors throughout the Caribbean, Central America and South America. It is currently doing business in Puerto Rico, Guatemala, El Salvador, Chile and Peru. The Company believes its expansion in Latin American markets will be facilitated by its strategic alliance with Atento, a multi-national call center owned by Spain's Grupo Telefonica, which should allow Warrantech International to readily enter markets in Latin America where Atento has existing call center operations. It is actively pursuing leads in other Latin American markets.

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

     Although a Plan sold or issued under a Program may designate an obligor, other than the applicable insurance company, that is legally responsible for the cost of valid repairs or replacements made thereunder, those liabilities, are fully insured by an independent insurance company that is ultimately responsible for such costs. Insurance coverage has been and/or continues to be provided by Cruz del Sur in Chile, La Positiva in Peru, Universal Insurance Company and GAIC in Puerto Rico and GAIC in Guatemala and El Salvador. Effective September 2003, as a result of terminating its relationship with Universal Insurance Company, the Company suspended its Automotive program in Puerto Rico. The Company is in the process initiating a new automotive warranty plan in Puerto Rico. On June 30, 2004, the Company terminated its policy with Cruz del Sur, its primary insurance carrier in Chile, effective December 31, 2004. To arrange for continuity of coverage, the Company has been issued a policy with ING Seguros Generales S.A., effective with contracts written January 1, 2005.

     In 2005, 2004 and 2003 the International segment received $2.9 million, $1.5 million and $0.7 million, respectively, in gross revenues from one significant client, which accounted for 38%, 19% and 14% of the International segment's total gross revenues, respectively. Additionally, in 2005, 2004 and 2003 the International segment received from a second client, that did not renew its agreement with the Company during fiscal 2005, gross revenues of $1.7 million, $1.9 million and $1.4 million, respectively, which accounted for 22%, 25% and 27% of the segment's gross revenues, respectively. Finally, in 2005, 2004 and 2003 the International segment received from a third client, that did not renew its agreement with the Company during fiscal 2004, gross revenues of $0, $1.0 million and $1.5 million, respectively, which accounted for 0%, 12% and 28% of the International segment's total gross revenues.

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

     Training and motivational programs are an important form of the specialized assistance provided by the Company to increase the effectiveness and profitability of Program sales efforts. The Company also develops informational and promotional materials and conducts informational meetings either at the client's place of business or an offsite facility with the goal of improving Program effectiveness. The Company also uses its modern training facility, located at its Bedford, Texas corporate offices, to provide a variety of training and educational programs to its internal personnel, thereby increasing their effectiveness and efficiency.

     Warrantech also markets directly to the ultimate consumer on behalf of the retailer and for manufacturer's programs through telemarketing and direct mail campaigns. These direct marketing campaigns generate sales through renewals of expiring Plans and initiating sales to customers who did not buy a Plan at the time of product purchase.

Significant Customers
---------------------

     During the fiscal year ended March 31, 2005, the Company had one customer which accounted for more than 10% of the Company's consolidated gross revenues. In 2005, 2004 and 2003 gross revenues from this significant customer were $14.3 million, $15.3 million and $13.8 million, respectively, which accounted for 10%, 11% and 9% of the Company's total gross revenues, respectively. On January 11, 2005, this significant customer filed a voluntary petition for reorganization under the Chapter 11 Bankruptcy Code. Subsequently in April 2005 it announced it sold the assets of 32 of its locations to a third party and would be liquidating its assets from its remaining 30 stores. The third party is continuing its relationship with the Company and has until August 2005 to decide whether it will assume the contract from the predecessor company or enter into a new agreement with the Company.

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

Contract Obligors
-----------------

         Each Plan contains the name of a designated obligor that is legally responsible for the cost of any valid claim submitted under the Plan. The Company, however, arranges for an independent insurance company to issue a policy on behalf of the named obligor that covers all of the obligor's liabilities under the Plan for the Automotive and Consumer Products segments. As a result, the insurance company is then ultimately responsible for paying the cost of any and all valid claims submitted under these Plans. In the event, however, that the insurance company refuses or is unable to pay a covered claim, the designated obligor will be responsible for the payment and it will have recourse against the insurance company or its estate (in the event of an insolvency or liquidation) to recover the payment.

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

      For financial reporting purposes, for the reasons stated in Footnote 2 of the Financial Statements annexed to this Report, the Company has adopted a policy to treat the Butler-obligor contracts as if they were contracts in which Warrantech was the legal obligor. As a result, the Company recognizes revenues under such contracts pursuant to FASB Technical Bulletin 90-1. The Company also includes, as its own liabilities, liabilities of Butler relating to such contracts. Additionally, because the Company is treating the Butler-obligor contracts as Warrantech obligor contracts for financial purposes, the Company excludes from its financial statements the transactions between Warrantech and Butler. Adopting these policies for accounting reporting purposes does not alter the legal obligations under the applicable agreements in which the Company is not responsible for, and has not assumed, the obligations of Butler. Butler remains legally obligated under such agreements and the service contracts in which it is the named obligor.

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

     Except as otherwise noted herein, current insurance coverage is provided by highly rated independent insurance companies. As noted above, in the United States and Canada providers include GAIC which is rated A (Excellent) and Heritage which is an unrated risk retention group. Certain Programs have been or are currently insured by (i) New Hampshire Insurance Company and/or other AIG member companies and Tokio Marine & Fire Insurance Company, each of which is rated A++ (Superior) and (ii) CIGNA Insurance Company (acquired by ACE Insurance Company) which is rated A (Excellent). Internationally, insurance coverage was provided by Universal Insurance Company in Puerto Rico on non-automotive programs through August 2004, rated A - (Excellent), ING beginning January 1, 2005 and Cruz del Sur prior to January 1, 2005 in Chile, and La Positiva in Peru. All ratings for the United States, Canada and Puerto Rico are made by A.M. Best Company. The Home warranty program is self insured by the Company.

     Agreements between the Company and the insurers may contain profit-sharing features that permit the Company to share in underwriting profits earned under the Programs. The amounts to be received, if any, are determined in accordance with certain specified formulas based upon the type of program and the policy year. Certain of these agreements require interim calculations and distributions for various Programs, with final calculations being made as Plan terms expire. The Company recognized $41,920, $173,610 and $71,784 in profit sharing through its International segment in the fiscal years-ended March 31, 2005, 2004 and 2003, respectively.

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

     In order to reduce its operating costs, the Company has reorganized its corporate structure that involves the transfer of some of the Company's operations from corporate entities to limited partnerships. This reorganization had no effect on the Company or its operations other than a reduction of its franchise tax obligations and other operating costs.

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

     The Company has deployed, and continues to refine, Speech Recognition IVR telephone applications to speed the claims process. These telephone applications allow a caller to speak their input, such as a VIN or contract number, rather than key the entry on their phone. Additionally, the Fast-Track Automotive claims telephone application has the capability to establish a claim, issue a reference number, and read back payment information to the repair facility so the caller does not need to hold for, or speak to, a call center representative. Both of these advances help the Company continue to provide better service to its customers and reduce time and costs involved with handling claims while providing better service.

Employees
---------

     As of March 31, 2005 the Company and its subsidiaries had approximately 366 employees, an increase of approximately five employees from the preceding fiscal year. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Item 2.           Properties
                  ----------

     The Company's executive office is located at 2200 Highway 121 Airport Centre II, Bedford, Texas. The premises, consisting of approximately 67,800 square feet, is leased pursuant to a lease agreement expiring February 28, 2013, which provides for an annual base rent of $1.2 million. These premises also accommodate the Company's Automotive, Consumer Products, Home, International and Direct Marketing operations.

     Warrantech International's Puerto Rico operations are located in leased premises at 1225 Ponce de Leon Avenue, Santurce, Puerto Rico pursuant to a month to month lease. The lease provides for annual base rent payments of $75,526 for 3,433 square feet.

     Warrantech International's Chile operations are located in leased premises at Avenida 11 de Septembre No. 1881 Officia No. 1619 Providencia, Santiago, Chile. This office supports the operations in Chile, and is Warrantech International's flagship operation to pursue and help implement the Company's international expansion strategies throughout South America. The lease provides for annual base rent payments of $20,913 for 145 square meters.

     Warrantech International's Peru operations are located in leased premises at Avenida Paseo de la Republica #3691 Officina No 501 San Isidro Peru. This office supports the operations in Peru. The lease provides for annual base rent payments of $6,000 for 323 square feet

Item 3.           Legal Proceedings
                  -----------------

     Information regarding legal proceedings is set forth in Note 11 in the Notes to Consolidated Financial Statements set forth in "Item 8. - Consolidated Financial Statements and Supplementary Data" under the subheading "Litigation," which is hereby incorporated by reference.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

     No matters were submitted to a vote of the Company's Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2005.

                                     PART II

Item 5.           Market for Warrantech's Common Equity and Related Stockholder
                  -------------------------------------------------------------
                  Matters
                  -------

     The Company's common stock, $.007 par value per share (the "Common Stock") trades under the symbol "WTECE.OB." Trades are reported on the Over-The-Counter ("OTC") electronic quotation service of the National Association of Securities Dealers Market Makers.

     As of March 31, 2005, there were 15,398,673 shares of outstanding Common Stock and approximately 847 stockholders of record. On that date, the closing bid price for the Common Stock, as reported on the OTC was $0.61. The Company did not purchase any of its equity securities during the fiscal quarter ending March 31, 2005.

         Following is a summary of the price range of the Company's Common Stock during fiscal years 2005 and 2004:

                               Fiscal 2005                  Fiscal 2004
          Quarter             High & Low Bid              High & Low Bid
       First              $ 1.05        $   0.76      $ 1.68        $   0.96
       Second             $ 0.87        $   0.63      $ 1.50        $   1.05
       Third              $ 0.82        $   0.61      $ 1.42        $   1.01
       Fourth             $ 0.78        $   0.57      $ 1.25        $   0.91

     No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid in the foreseeable future.

Item 6.           Selected Financial Data
                  -----------------------

     The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes as of and for the years ended March 31, 2005, 2004 and 2003.

                                                         For The Years Ended March 31,
                                ----------------------------------------------------------------------------
                                    2005            2004            2003            2002            2001
                                ------------    ------------    ------------    ------------    ------------
Gross Revenues                  $119,767,729    $149,328,267    $146,754,611    $118,137,862    $130,504,455
Net (increase) decrease in
deferred revenues                 (6,632,830)    (29,366,988)    (48,517,264)    (23,379,415)    (32,982,493)
                                ------------    ------------    ------------    ------------    ------------
Net revenues                    $113,134,899    $119,961,279    $ 98,237,347    $ 94,758,447    $ 97,521,962
                                ============    ============    ============    ============    ============
Gross Profit                    $ 28,226,654    $ 32,533,661    $ 35,688,007    $ 27,735,000    $ 26,906,576
                                ============    ============    ============    ============    ============
Profit (loss) from operations   ($ 5,106,613)   ($ 1,268,123)   $  1,079,234    ($25,785,314)   ($18,924,065)
                                ============    ============    ============    ============    ============
Net income (loss)               ($ 3,607,793)   ($   516,371)   $  1,466,892    ($16,513,704)   ($11,908,073)
                                ============    ============    ============    ============    ============
Basic earnings (loss) per
common share                    ($      0.23)   ($      0.03)   $       0.10    ($      1.08)   ($      0.78)
                                ============    ============    ============    ============    ============
Diluted earnings (loss) per
common share                    ($      0.23)   ($      0.03)   $       0.10    ($      1.08)   ($      0.78)
                                ============    ============    ============    ============    ============
Cash dividend declared                  None            None            None            None            None
                                ------------    ------------    ------------    ------------    ------------
Total assets                    $263,663,839    $257,184,550    $260,245,877    $209,631,605    $163,454,040
                                ============    ============    ============    ============    ============
Long-term debt and capital
lease obligations               $    923,984    $    980,903    $  1,218,670    $    957,159    $  1,209,853
                                ============    ============    ============    ============    ============
Common stockholders' equity
(deficiency)                    ($29,609,684)   ($25,798,951)   ($25,471,901)   ($26,460,501)   ($ 9,715,827)
                                ============    ============    ============    ============    ============

                     WARRANTECH CORPORATION AND SUBSIDIARIES

Item 7.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future
-----------------------------------------------------------------------------
Results
-------

         Except for the historical information contained herein, the matters discussed below or elsewhere in this Quarterly Report on Form 10-K may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those contemplated by the forward-looking statements. The Company makes such forward-looking statements under the provisions of the "safe harbor" section of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect the Company's views and assumptions, based on information currently available to management, including, among other things, the Company's operating and financial performance over recent years and its expectations about its business for the current and future fiscal years. When used in this Quarterly Report on Form 10-K, the words "believes," "estimates," "plans," "expects," and "anticipates" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements.

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

SEC Review of the Company's Filings
-----------------------------------

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

Butler Contracts
----------------

         As a result of discussions with the SEC's Division of Corporation Finance, the Company requested guidance from the SEC's Office of the Chief Accountant ("SEC Staff") concerning, the appropriate revenue recognition policy which should be applied by the Company with respect to the Butler-obligor contracts. After considering the guidance received from the SEC Staff, the Company has restated its financial statements for the fiscal years ending on March 31, 2001, 2002 and 2003 in order to change the method of recognizing revenue from service contracts in which Butler is the named obligor and to give effect to certain transactions which relate to Butler. These changes which are reflected in Footnote 2 to the Financial Statements in this Annual Report, include the following:

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

Dealer-Obligor Contracts
------------------------

     Historically, the Company has recognized the major portion of the revenues from the dealer-obligor contracts upon a sale to the consumer by the dealer/retailer and has deferred a minor portion of those revenues.

     With the issuance of EITF 00-21, the Company and its accountants, with the guidance of the SEC Staff in early 2004, have determined that, in order to continue to recognize income under the dealer-obligor contracts in the same manner as it has done historically, the Company must develop adequate evidence of the fair value of the two elements of its services - the sale and structuring of the contracts and the claims adjudication services. Without this evidence, the Company would be required to recognize all of the income associated with the dealer-obligor contracts over the life of the contracts. This would have the effect of deferring to later periods the substantial portion of these revenues which the Company has previously recognized up front. This would then have the further effect of substantially deferring the current year's income to future periods and may in fact cause the Company to recognize a current net loss.

     The SEC Staff offered its guidance that the Company's evidence to date has not been sufficient to meet the standards of EITF Abstracts Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables".

     Based on the SEC Staff's 2004 guidance, the Company recognizes all of the income from the Dealer-Obligor Contracts over the life of the contracts.

     These accounting changes do not have an impact on Warrantech's cash flows or its cash balances which the Company believes drives its business. The deferral of revenues to future periods results in a significant negative net worth and a corresponding increase in Deferred Income on the Balance Sheet. However, the revenue recognition accounting change will also have a positive effect on the results for future periods.

General
-------

     Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis in the Automotive and Consumer Products segments, the Company contracts with highly rated independent insurance companies or risk retention groups to provide coverage for the Plans to be sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans. In the Home segment, the Company is self insured.

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

     The Plans for the Automotive and Consumer Products segments generally have terms extending up to one hundred twenty (120) months or, in the case of mileage based Plans, up to one hundred fifty thousand (150,000) miles. All repairs and/or replacements required under these Plans are performed by independent third party repair facilities or dealers. The cost of any repair or replacement under these plans is generally paid by the insurance company. Notwithstanding the forgoing, however, certain Plans were insured by Reliance which was placed in liquidation in 2002. For a more detailed discussion of claims handling under Plans insured by Reliance, see "Management's Discussion and Analysis-Insurer in Liquidation" below. For a more detailed discussion of the responsibilities of obligors and insurers under the Plans, see "Contract Obligors" and "Insurance" in Item I of this Annual Report on Form 10 K. Plans for the Home segment are generally for twelve months. The cost of any repair or replacement for plans in the Home segment is paid for by the Company.

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

Insurer in Liquidation
----------------------

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

     Prior to Reliance's liquidation, Reliance covered the cost of the repairs under the insurance policies it provided. Because of Reliance's liquidation, insurance coverage for the Company's obligations under those service contracts ceased to exist. However, a non-insurance affiliate of Reliance, Reliance Warranty Company ("RWC"), which was not placed in liquidation, held premiums totaling approximately $15,892,635 relating to a portion of the service contracts in which Butler, the retailer/dealers and Warrantech Automotive were the named obligors. The Company received $15,892,635 from RWC during the fourth quarter of fiscal 2004, as part of a settlement for claims paid by the Company on behalf of RWC

     Funding to cover these uninsured claims is provided by a special surcharge, which is payable on applicable VSC's sold under a Program after November 19, 2001. This surcharge will be paid by clients through which Reliance-insured VSC's were sold. These funds will be used to pay valid claims submitted under VSC's previously insured by Reliance.

     To mitigate its claims liability expense resulting from Reliance's liquidation, the Company is attempting to ascertain if any recovery is available on Federal subsidies as a result of the terrorist attacks to the insurance industry in general or Reliance specifically, to pay vehicle service contract claims. If such subsidies are available, it could take years before recovery, if any, is obtained. In February 2005, the Company also began legal proceedings for recovery of approximately $3 million against certain state guaranty funds. In June 2005, the Company made its first state guaranty settlement with one of the defendants in its action.

Butler Financial Services, LLC
------------------------------

     Each Plan contains the name of a designated obligor that is legally responsible for the cost of any valid claim submitted under the Plan. The Company, however, arranges for an independent insurance company to issue a policy on behalf of the named obligor that covers all of the obligor's liabilities under the Plan for the Automotive and Consumer Products segments. As a result, the insurance company is ultimately responsible for paying the cost of any and all valid claims submitted under the Plans. In the event, however, that the insurance company refuses or is unable to pay a covered claim, the designated obligor will be responsible for the payment and it will have recourse against the insurance company or its estate (in the event of an insolvency or liquidation) to recover the payment.

      Prior to April 1, 2000, one of the Company's subsidiaries or a retailer/dealer would routinely be named the obligor under the Plans. Since April 1, 2000, however, Butler, a company unrelated to Warrantech but included in the Company's financial results due to its close transactional ties with the Company, has served as the obligor under all Plans sold or issued under a Program in exchange for a fee payable by the seller or issuer of the Plan. Notwithstanding the forgoing, however, a Company subsidiary continues to act as the designated obligor for Plans sold in the States of California and Florida due to regulatory considerations. Furthermore, Butler has contractually assumed the liabilities of the obligor under all pre-existing Plans in which one of the Company's subsidiaries was named as the designated obligor. The liabilities of the designated obligor under these pre-existing Plans were insured by an independent insurance company and, as a result of this assumption by Butler, the coverage afforded by these insurance policies now benefits Butler as the named obligor.

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

      For financial reporting purposes, for the reasons stated in Footnote 2 of the Financial Statements annexed to this Report, the Company has adopted a policy to treat the Butler-obligor contracts as if they were administrator-obligor contracts and recognizes revenues under such contracts pursuant to TB 90-1. The Company also includes, as its own liabilities, liabilities of Butler relating to such contracts. Additionally, because the Company is treating the Butler-obligor contracts as Warrantech-obligor contracts for financial purposes only, the Company eliminated the transactions between Warrantech and Butler from its financial statements.

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

Significant Customer Bankruptcy
-------------------------------

         On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represent 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005, making it the Company's and Consumer Products segment's largest customer. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contact with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. At present, Ultimate is current in its payments to Warrantech with respect to sales subsequent to January 11, 2005 " post-petition sales " . At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 " pre-petition sales" and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, it is impossible to estimate what Warrantech will recover on its claim. Final Bankruptcy Court settlements are expected to take place during the third fiscal 2006 quarter.

         In separate orders dated April 19, 2005, the Court approved the following two actions. Thirty (30) of Ultimate's stores were scheduled for closing and a liquidator was retained to dispose of existing inventory. The liquidator was authorized by the Court to sell Warrantech service contracts during the liquidation period in accordance with the terms of the existing Ultimate contract. At this time, the liquidation has been substantially completed. The remaining stores were purchased by Mark Wattles, the principal shareholder of Ultimate, through an entity named Ultimate Acquisition Partners, L.P. ("Acquisition"). As part of the Purchase Agreement, Acquisition was given until August 31, 2005, to decide if it wants to assume Ultimate's contract with Warrantech. If it chooses to assume the contract, it must reach an agreement with Warrantech with respect to satisfaction of Warrantech's pre-petition claim. Until such decision is made, Acquisition can continue to sell Warrantech service contracts in accordance with the terms of the Ultimate contract. If Acquisition elects not to assume the existing Ultimate contract, it can negotiate a new agreement with Warrantech (in which no cure payment would be legally required) or it can select a new service contract provider. At this time, no such decision has been made.

         At March 31, 2005, the Company was owed $3.7 million by Ultimate, in which the Company has filed a proof of claim for $3.27 million with the bankruptcy court. The remaining balance has subsequently been paid. No provision for bad debts has been recorded as of the fiscal year ended March 31, 2005.

Results of Operations
---------------------

     The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto included in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report.

                                 Gross Revenues
                                 --------------

                                            For the Years Ended March 31,
                                      ------------------------------------------
                                          2005           2004           2003
                                      ------------   ------------   ------------
          Automotive segment          $ 69,374,933   $103,494,113   $108,025,461
          Consumer Products segment     43,769,810     38,912,282     33,613,253
          International segment          6,622,986      6,921,872      5,115,897
          Other                                 --             --             --
                                      ------------   ------------   ------------
          Gross revenues              $119,767,729   $149,328,267   $146,754,611
                                      ============   ============   ============

     Gross revenues for the year ended March 31, 2005 decreased $29,560,538 or 25% over fiscal 2004. The Consumer Products segment reported increased gross revenues of 12% in the year ended March 31, 2005 over 2004, while the Automotive segment reported a decrease in gross revenues of 33%, during the same period. Gross revenues for the year ended March 31, 2004 increased $2,573,656 or 2% over fiscal 2003. The Consumer Products and International segments reported increased gross revenues of 16% and 35% respectively, in the year ended March 31, 2004 over 2003, while the Automotive segment reported a decrease in gross revenues of 4% during the same period. The decrease in gross revenues in the Automotive segment was due to the downturn in sales of new cars and a reduction in volume arising from premium rate increases. The increase in the Consumer Products segment was due to the opening of additional stores by one of the Company's top dealers. The International segment decrease in gross revenues during fiscal year 2005, resulted from lower sales volumes in Puerto Rico due to the suspension of auto warranty sales, partially offset by higher sales volume from customers in South America.

                                  Direct Costs
                                  ------------

                                   For the Years Ended March 31,
                            ------------------------------------------
                                2005           2004           2003
                            ------------   ------------   ------------

          Direct costs      $ 84,908,247   $ 87,427,618   $ 62,549,340
                            ============   ============   ============

     Direct costs are those costs directly related to the production and acquisition of service contracts. These costs consist primarily of insurance premiums and commission expenses. Direct costs for the fiscal year ended March 31, 2005 of $84,908,247, decreased $2,519,371 or 3% as compared with $87,427,618 during the fiscal year ended March 31, 2004. Direct costs for the fiscal year ended March 31, 2004 of $87,427,618, increased $24,878,278 or 40% as compared with $62,549,340 during the fiscal year ended March 31, 2003.

                                      SG&A
                                      ----

                                                                 For the Years Ended March 31,
                                                          ------------------------------------------
                                                              2005           2004           2003
                                                          ------------   ------------   ------------
         Service, selling and general administrative      $ 26,738,026   $ 29,931,180   $ 30,573,275
                                                          ============   ============   ============

     Service, selling and general and administrative expenses ("SG&A") for 2005 decreased $3,193,154 or 11% compared to 2004. Legal expenses increased $369,750 for the year ended March 31, 2005 compared to 2004, primarily due to legal costs associated with the SEC review in early 2005. Employee costs decreased $1,461,171 from $17,843,137 in fiscal 2004 to $16,381,966 for the year ended
March 31, 2005, primarily due to the deferral of employee sales related compensation to future years. Rent and related costs expense decreased $528,720 from $2,174,973 for the year ended March 31, 2004 to $1,646,253 for the year ended March 31, 2005, reflecting lower deferred rent charges as a result of the Company's move to its new corporate headquarters in Bedford, Texas.

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

                          Depreciation and amortization
                          -----------------------------

                                                For the Years Ended March 31,
                                         ------------------------------------------
                                             2005           2004           2003
                                         ------------   ------------   ------------
         Depreciation and amortization   $  2,549,970   $  3,280,604   $  3,885,054
                                         ============   ============   ============

     Depreciation and amortization expenses were reduced by $730,634 or 22% during 2005 compared to 2004 and by $604,450 or 16% during 2004 compared to 2003. The decrease in depreciation and amortization is the result of the Company's assets maturing and a reduced requirement for capital expenditures for the past few years.

                             Provision for bad debts
                             -----------------------

                                          For the Years Ended March 31,
                                   ------------------------------------------
                                       2005           2004           2003
                                   ------------   ------------   ------------

         Provision for bad debts   $  4,045,271   $    590,000   $    150,444
                                   ============   ============   ============

         Provision for bad debts increased $3,455,271 during the fiscal year 2005. During fiscal year ending March 31, 2005 and March 31, 2004, the Company incurred $1,865,399 and $1,853,555, respectively, in legal expenses related to the Lloyd's litigation. The Company, in anticipation of receiving reimbursement for these expenses from its insurance company under a professional liability insurance policy, deferred the legal fees. In January 2005, as a result of a summary judgment, the court ruled that the insurance company was not responsible for payment of the Company's legal costs. The Company has appealed the court's decision. As a result of the lower court's ruling, the Company has provided for this potential bad debt of $3,718,954 during the year ended March 31, 2005.

                                  Other income
                                  ------------

                                                  For the Years Ended March 31,
                                         --------------------------------------------
                                             2005            2004            2003
                                         ------------    ------------    ------------
         Interest and dividend income    $    592,562    $    615,248    $    647,372
         Interest expense                    (586,665)       (690,019)       (275,185)
         Gain (loss) on sale of assets            635           1,195         (70,463)
         Credit card usage rebate             778,124         541,345         453,760
         Miscellaneous income                  73,204         106,691          18,789
                                         ------------    ------------    ------------
               Total other income        $    857,860    $    574,460    $    774,273
                                         ============    ============    ============

     Other income for 2005 increased $283,690 or 49% compared to 2004, primarily due to higher rebates from usage by the Company of its credit card transactions Other income for 2004 decreased $199,814 or 26% compared to 2003. Higher interest expense, primarily due to the Company's extended payment terms for its insurance premium payable, was partially offset by higher miscellaneous income resulting from the sublease of the Company's former location which ceased in March 2004.

                           Provision for income taxes
                           --------------------------

                                              For the Years Ended March 31,
                                      --------------------------------------------
                                          2005            2004            2003
                                      ------------    ------------    ------------
         Provision for income taxes   ($   640,960)   ($   177,292)   $    386,616
                                      ============    ============    ============

     The net deferred tax asset as of March 31, 2005, 2004 and 2003 contained a benefit of $725,544, $137,456, and $205,470, respectively, related to foreign losses. Management does not believe the amount of this benefit is more likely than not to be realized. Accordingly, management has reserved the amount of this benefit.

                              Comprehensive Income
                              --------------------

                                                                  For the Years Ended March 31,
                                                         --------------------------------------------
                                                             2005            2004            2003
                                                         ------------    ------------    ------------
         Net income (loss)                               ($ 3,607,793)   ($   516,371)   $  1,466,892
         Other comprehensive income (loss), net of tax

            Unrealized gain (loss) on investments              (5,254)        (17,083)         13,713
            Foreign currency translation adjustments           86,909         364,858        (158,659)
                                                         ------------    ------------    ------------
         Comprehensive income (loss)                     ($ 3,526,138)   ($   168,596)   $  1,321,946
                                                         ============    ============    ============

         Comprehensive income (loss) per share:          ($      0.23)   ($      0.01)   $       0.09
                                                         ============    ============    ============

     Gains from foreign currency translation adjustments decreased $277,949 for the year ended March 31, 2005 compared to 2004 and foreign currency translation adjustments gains were $364,858 for the year-ended March 31, 2004 compared to losses of $158,659 for 2003, primarily due to Peru and Chile foreign currency translation fluctuations.

Agreements
----------

     The Company entered into agreements with Butler and GAIC to arrange for the coverage of claims filed under the service contracts previously insured by Reliance. Under these agreements, Butler agreed to assume all the obligations to pay the claims under the service contracts which were covered by the premiums being held by RWC. The Company executed an agreement with GAIC that provides the Company with extended payment terms and a $3 million line of credit ("GAIC Agreement"). All of the Company's obligations to GAIC pursuant to the GAIC Agreement are secured by all of the Company's Automotive and Consumer Products segment's accounts receivable, which were $19,118,161 and $21,946,394 at March 31, 2005 and 2004, respectively. Further, GAIC received options to purchase up to 1,650,000 shares of Warrantech's common stock at an exercise price of $1.00 per share subject to certain adjustments. In the event that GAIC exercises all of these options, it would own approximately 9.7% of the Company's outstanding shares.

     Under an agreement between Butler and RWC that was finalized in the fourth quarter of 2004, $15,892,635 of funds held by RWC were remitted to the Company in repayment of the money which the Company had advanced to pay claims on certain service contracts that had been insured by Reliance and its affiliates. The Company agreed, as a condition of RWC remitting the $15,892,635, to guarantee certain indemnification obligations of Butler under its agreement with Reliance.

         Funding to cover the uninsured claims is provided by a special surcharge, which is payable on applicable VSC's sold under a Program after November 19, 2001. This surcharge will be paid by clients through which Reliance-insured VSC's were sold. These funds will be used to pay valid claims submitted under VSC's previously insured by Reliance.

     During the years ended March 31, 2005, 2004, 2003 and 2002, the Company paid $4,727,643, $9,262,407, $10,959,364 and $5,770,999, respectively, in claims related to Reliance obligations. Remaining amounts are expected to be paid out as set forth in the following table.

                                                    Expected Payment Date
                           ---------------------------------------------------------------------------
                              2006         2007         2008         2009         2010      Thereafter     Total
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
Claims loss liability      $2,930,559   $1,682,400   $  120,891   $   16,614   $   10,466   $    3,014   $4,763,944

Liquidity and Capital Resources
-------------------------------

         As of March 31, 2005, total cash and short-term investments totaled $6,030,092, a decrease of $570,412 or 9% from $6,600,504 at March 31, 2004.
During the fiscal year ended March 31, 2005, the Company generated net cash from operations totaling $280,170, compared to $324,252 for the fiscal year ended March 31, 2004. The change in net cash from operations is due to an increase in insurance premiums payable, reflecting the use of a $3 million line of credit from GAIC. The unfavorable changes in its working capital from a negative $7.2 million at March 31, 2004 to a negative $15.1 million at March 31, 2005 was due primarily due to an increase in insurance premium payable. During fiscal year 2005, the Company decreased its accounts receivable by $3.1 million as a result of lower sales from its automotive business and the Company's other receivables were reduced by a net $1.1 million, primarily as a result of a write down to bad debt. The Company offset the use of those funds with a $7.1 million increase in its insurance premiums payable, primarily, due to extended payment terms and the use of a $3 million line of credit from GAIC.

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

     During the fiscal year ended March 31, 2005, the Company used $239,443 in cash in investing activities compared to the use of $683,822 in investing activities in the prior year. This decrease in use of funds of $444,379 is primarily due to an increase in proceeds from the sale of marketable securities. The Company used slightly more funds from the purchase of property and equipment during the current fiscal year. The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2005 amounted to $538,609 compared to $487,060 during the fiscal year ended March 31, 2004. At fiscal year end 2005, the Company had $1,465,610 in debt from capital lease obligations compared to $1,645,309 at fiscal year-end 2004.

     During the fiscal year ended March 31, 2005, the Company used $678,754 in cash from financing activities compared to $833,187 in fiscal year 2004. The variance was primarily due a decrease in the Company's capital leases.

     During the fiscal year ended March 31, 2005 the Company repurchased 32,500 shares of its common stock for an aggregate amount of $23,956 compared to the previous year when it did not repurchase any common stock

     As a result of a change in regulations, the State of Ohio no longer requires a cash reserve. Accordingly, during the period ended September 30, 2004, the Company reduced its restricted cash balance by $25,000.

Loans to Directors
------------------

         On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised an aggregate of 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual rate of 6%. The promissory notes, which were with recourse and secured by the stock certificates issued, matured July 5, 2001. The value of the collateral for the Notes, which consists of a total of 3,040,000 shares of the Company's common stock, is currently $1,824,000, as of May 31, 2005, based upon the market price of the stock on that date. Under the loan documents, the Company does not have a right to require the payors to increase the loan collateral. On March 22, 1999, Joel San Antonio delivered an additional promissory note for $595,634, payable to the Company, representing the amounts funded by the Company for the payroll taxes payable by him upon the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represented approximately $10 million. .

     In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due and extending the loan maturity from July 5, 2001 until January 31, 2005. Interest on the restructured loans accrued annually at the applicable federal rate of 6.2%. Under the restructuring, interest first became payable on the third anniversary of the restructuring and was payable annually thereafter. In July 2002, the Company extended the loan maturity dates until February 1, 2007 (the "loan extension"). The interest, which accrued on the notes up to the time of the loan extension, was added to the principal of the notes. The new principal amount of Mr. Tweed's note is $3,189,675 and of Mr. White's note is $2,912,430. The applicable federal interest rate on the notes following the loan extension is 4.6%. Under the loan extension, interest on the notes will accrue until February 1, 2005 and, at that time, the accrued interest will be added to the principal of the notes. Commencing on February 1, 2005, interest on the new principal amount of the loans to Mssr. Tweed and White is payable annually in arrears, with the first interest payment becoming due on February 1, 2006.

         In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the then applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note is $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $194,786, $194,786 and $200,506 of interest which accrued on the note during fiscal years 2005, 2004 and 2003, respectively has been forgiven. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

     The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio at March 31, 2005 and March 31, 2004, including the capitalized interest of $764,899 and $480,303, is $ 11,032,065 and $10,747,470,
respectively.

Commitments
-----------

     Set forth below is information about the Company's commitments outstanding at March 31, 2005.

                                                     Payments due by period
                            ------------------------------------------------------------------------
                                            Less than        1 - 3          3 - 5         More than
    Commitment Type            Total          1 year         Years          Years          5 years
-------------------------   ------------   ------------   ------------   ------------   ------------
Capital lease obligations   $  1,706,794   $    660,589   $    855,531   $    190,674   $         --
Operating leases              10,082,662      1,268,616      2,479,369      2,576,818      3,757,859
Employment agreements          6,614,957      2,484,937      3,638,770        491,250             --
Claims loss liability          4,763,944      2,930,559      1,803,291         27,080          3,014
                            ------------   ------------   ------------   ------------   ------------
   Total commitments        $ 23,168,357   $  7,344,701   $  8,776,961   $  3,285,822   $  3,760,873
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

         Now that the Company is required to recognize revenues from all service contracts over the life of the service contracts, the Company believes that it is unlikely that the Company will be able to report operating profits until at least 2008 when the Company expects that the revenues recognized from prior periods will begin to equal the revenue being deferred to future periods. However, there can be no assurance that the Company will be profitable at that time. In the meantime, the revenue recognition policies adopted by the Company do not have an impact on the Company's cash flows which are an important measure of the Company's financial condition and are reflected in the Statements of Cash Flows which are part of these financial statements.

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

Impairment of Long-Lived Assets

     The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually, or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flows generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of their carrying value or fair value and charging current operations for any measured impairment. At December 31, 2005 and 2004, the Company found no impairment to its property and equipment or its other identifiable intangibles.

Income Taxes

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At March 31, 2005, the Company had deferred tax assets of $23,426,366, net of a valuation allowance of $1,255,462.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk
                  ----------------------------------------------------------

     As of March 31, 2005, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

     Principal amounts by expected maturity as of March 31, 2005 of marketable securities are as follows:

                                               Expected Maturity Date
                        ---------------------------------------------------------------------------
                           2006         2007         2008         2009         2010      Thereafter   Total Costs  Fair Value
                        ----------   ----------   ----------   ----------   ----------   ----------   -----------  ----------
Available for sale
securities              $1,425,000   $  595,000   $       --   $       --   $       --   $       --   $2,020,000   $2,043,758

Interest rate                 3.51%        4.09%

     Principal amounts by expected maturity as of March 31, 2004 of marketable securities are as follows:

                                               Expected Maturity Date
                        ---------------------------------------------------------------------------
                           2005         2006         2007         2008         2009      Thereafter   Total Costs  Fair Value
                        ----------   ----------   ----------   ----------   ----------   ----------   -----------  ----------
Available for sale
securities              $1,355,000   $925,000     $  120,000   $       --   $       --   $       --   $2,400,000   $2,454,131

Interest rate                 4.36%      3.95%          1.99%

     The following table sets forth the carrying amounts and fair values of the Company's other receivables at March 31, 2005.

                                               Expected Maturity Date
                        ---------------------------------------------------------------------------
                           2006         2007         2008         2009         2010      Thereafter   Total Costs  Fair Value
                        ----------   ----------   ----------   ----------   ----------   ----------   -----------  ----------
Other Receivables -
  0% interest           $6,211,793   $       --   $       --   $       --   $       --   $       --   $6,211,793   $6,211,793

     The following table sets forth the carrying amounts and fair values of the Company's other receivables at March 31, 2004.

                                               Expected Maturity Date
                        ---------------------------------------------------------------------------
                           2005         2006         2007         2008         2009      Thereafter   Total Costs  Fair Value
                        ----------   ----------   ----------   ----------   ----------   ----------   -----------  ----------
Other Receivables -
  0% interest           $7,322,289   $       --   $       --   $       --   $       --   $       --   $7,322,289   $7,322,289

Item 8.           Financial Statements and Supplementary Data
                  -------------------------------------------


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES



                                                                        Page No.
                                                                        --------

Report of Independent Auditors...........................................    28

Consolidated Financial Statements:
         Statements of Operations and Comprehensive Income
         For the Fiscal Years Ended March 31, 2005, 2004 and 2003........    29

         Balance Sheets as of March 31, 2005 and 2004....................    30

         Statements of Common Stockholders' Equity (Capital Deficiency)
         For the Fiscal Years Ended March 31, 2005, 2004 and 2003........    32

         Statements of Cash Flows
         For the Fiscal Years Ended March 31, 2005, 2004 and 2003........    33

Notes to Consolidated Financial Statements...............................    34

Consolidated Financial Statement Schedules:
Schedule VIII - Valuation and Qualifying Accounts........................    54



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

[GRAPHIC OMITTED]   WEINICK
                      SANDERS                                      1375 BROADWAY
                         LEVENTHAL & CO. LLP           NEW YORK, N.Y. 10018-7010
                   -------------------------------------------------------------
                           CERTIFIED PUBLIC ACCOUNTANTS             212-869-3333
                                                               FAX: 212-764-3060
                                                                   WWW.WSLCO.COM


                         REPORT OF INDEPENDENT AUDITORS


           To the Board of Directors and Stockholders of Warrantech Corporation

         We have audited the accompanying consolidated balance sheets of Warrantech Corporation and Subsidiaries as of March 31, 2005 and 2004 and its related consolidated statements of operations and comprehensive income, common stockholders' equity (capital deficiency) and cash flows for the fiscal years ended March 31, 2005, 2004 and 2003. Our audits also included the financial statement schedules listed in the index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Unites States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and Subsidiaries at March 31, 2005 and 2004 and the consolidated results of their operations and comprehensive income and their cash flows for the years ended March 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                /s/ Weinick Sanders Leventhal & Co., LLP
                                ----------------------------------------


New York, NY
June 15, 2005

                     WARRANTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                For the Twelve Months Ended
                                                                         March 31,
                                                      -----------------------------------------------
                                                           2005             2004             2003
                                                      -------------    -------------    -------------
Gross revenues                                        $ 119,767,729    $ 149,328,267    $ 146,754,611
                                                      -------------    -------------    -------------
Net (increase) decrease in deferred revenues             (6,632,830)     (29,366,988)     (48,517,264)
                                                      -------------    -------------    -------------
Net revenues                                            113,134,899      119,961,279       98,237,347

Direct costs                                             84,908,245       87,427,618       62,549,340
                                                      -------------    -------------    -------------
Gross Profit                                          $  28,226,654    $  32,533,661    $  35,688,007
                                                      -------------    -------------    -------------
Operating expenses
   Service, selling, and general and administrative      26,738,026       29,931,180       30,573,275
   Provision for bad debt expense                         4,045,271          590,000          150,444
   Depreciation and amortization                          2,549,970        3,280,604        3,885,054
                                                      -------------    -------------    -------------
Total costs and expenses                                 33,333,267       33,801,784       34,608,773
                                                      -------------    -------------    -------------

Income (loss) from operations                            (5,106,613)      (1,268,123)       1,079,234
Other income                                                857,860          574,460          774,274
                                                      -------------    -------------    -------------

Income (loss) before provision for income taxes          (4,248,753)        (693,663)       1,853,508
Provision for income taxes                                 (640,960)        (177,292)         386,616
                                                      -------------    -------------    -------------

Net income (loss)                                     ($  3,607,793)   ($    516,371)   $   1,466,892
                                                      =============    =============    =============

Earnings (loss) per share:
     Basic                                            ($       0.23)   ($       0.03)   $        0.10
                                                      =============    =============    =============
     Diluted                                          ($       0.23)   ($       0.03)   $        0.10
                                                      =============    =============    =============

Weighted average number of shares outstanding:
     Basic                                               15,396,342       15,344,563       15,317,881
                                                      =============    =============    =============
     Diluted                                             15,469,074       15,569,608       15,398,910
                                                      =============    =============    =============

Comprehensive Income
--------------------
                                                                For the Years Ended March 31,
                                                      -----------------------------------------------
                                                           2005             2004             2003
                                                      -------------    -------------    -------------
Net income (loss)                                     ($  3,607,793)   ($    516,371)   $   1,466,892
Other comprehensive income (loss), net of tax
   Unrealized gain (loss) on investments                     (5,254)         (17,083)          13,713
   Foreign currency translation adjustments                  86,909          364,858         (158,659)
                                                      -------------    -------------    -------------
Comprehensive income (loss)                           ($  3,526,138)   ($    168,596)   $   1,321,946
                                                      =============    =============    =============

Comprehensive income (loss) per share:                ($       0.23)   ($       0.01)   $        0.09
                                                      =============    =============    =============

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,      March 31,
                                                                          2005           2004
                                                                      ------------   ------------
                                A S S E T S
                                -----------
Current assets:
  Cash and cash equivalents                                           $  4,591,746   $  5,229,773
  Investments in marketable securities                                   1,438,346      1,370,731
  Accounts receivable, (net of allowances of $576,832 and $233,667,
    respectively)                                                       20,297,743     23,369,612

  Other receivables, (net of allowances of $3,718,954 and $0,
    respectively)                                                        6,211,793      7,322,289
  Employee receivables                                                      42,912         70,908
  Deferred income taxes                                                  5,786,881      3,478,250
  Prepaid taxes                                                             41,530             --
  Prepaid expenses and other current assets                                945,786        728,265
                                                                      ------------   ------------
     Total current assets                                               39,356,737     41,569,828
                                                                      ------------   ------------

Property and equipment, net                                              4,356,537      5,746,851

Other assets:
  Excess of cost over fair value of assets acquired
        (net of accumulated amortization of $5,825,405)                  1,637,290      1,637,290
  Deferred income taxes                                                 17,639,485     18,879,171
  Deferred direct costs                                                198,333,403    186,513,417
  Investments in marketable securities                                     605,412      1,083,400
  Restricted cash                                                          800,000        825,000
  Split dollar life insurance policies                                     900,145        900,145
  Other assets                                                              34,830         29,448
                                                                      ------------   ------------
          Total other assets                                           219,950,565    209,867,871
                                                                      ------------   ------------
                    Total Assets                                      $263,663,839   $257,184,550
                                                                      ============   ============

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,        March 31,
                                                                              2005             2004
                                                                          -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
---------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease obligations   $     541,626    $     664,406
     Insurance premiums payable                                              38,721,325       31,613,047
     Income taxes payable                                                            --           48,099
     Accounts and commissions payable                                         7,952,621        7,083,459
     Claims loss liability                                                    2,930,559        5,608,893
     Accrued expenses and other current liabilities                           4,341,754        3,776,199
                                                                          -------------    -------------
          Total current liabilities                                          54,487,885       48,794,103
                                                                          -------------    -------------

Deferred revenues                                                           235,588,801      228,955,971
Claims loss liability                                                         1,833,385        3,882,685
Long-term debt and capital lease obligations                                    923,984          980,903
Deferred rent payable                                                           439,468          369,839
                                                                          -------------    -------------
   Total liabilities                                                        293,273,523      282,983,501
                                                                          -------------    -------------

Commitments and contingencies                                                        --               --

Stockholders' equity (capital deficiency):
   Preferred stock - $.0007 par value authorized - 15,000,000 Shares
       issued  - none at March 31, 2005 and March 31, 2004                           --               --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,586,283 shares at March 31, 2005 and March 31, 2004
       16,586,283 shares at March 31, 2004                                      116,106          116,106
   Additional paid-in capital                                                23,800,228       23,800,228
   Loans to directors and officers                                          (11,032,065)     (10,747,470)
   Accumulated other comprehensive income, net of taxes                         232,456          150,801
   Retained earnings (deficit)                                              (38,538,852)     (34,931,059)
                                                                          -------------    -------------
                                                                            (25,422,127)     (21,611,394)
Treasury stock - at cost, 1,187,606 shares at March 31, 2005 and
   March 31, 2004                                                            (4,187,557)      (4,187,557)

                                                                          -------------    -------------
        Total Stockholders' Equity (Capital Deficiency)                     (29,609,684)     (25,798,951)
                                                                          -------------    -------------
        Total Liabilities and Stockholders' Equity (Capital Deficiency)   $ 263,663,839    $ 257,184,550
                                                                          =============    =============

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                     ---------------------------------------
   CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (CAPITAL DEFIECINCY)

                                                          For the Years Ended March 31,
                                                  --------------------------------------------
                                                      2005            2004            2003
                                                  ------------    ------------    ------------
Common Stock Outstanding (shares)
---------------------------------
Balance, beginning of year                          16,586,283      16,530,324      16,525,324
Exercise of common stock options                            --          48,667           5,000
Issuance of common stock                                    --           7,292              --
                                                  ------------    ------------    ------------
Balance, end of year                                16,586,283      16,586,283      16,530,324
                                                  ============    ============    ============
Common Stock (amount)
---------------------
Balance, beginning of year                        $    116,106    $    115,714    $    115,679
Exercise of common stock options                            --             341              35
Issuance of common stock                                    --              51              --
                                                  ------------    ------------    ------------
Balance, end of year                              $    116,106    $    116,106    $    115,714
                                                  ============    ============    ============
Additional Paid-In Capital
--------------------------
Balance, beginning of year                        $ 23,800,228    $ 23,760,809    $ 23,745,944
Exercise of unrestricted common stock options               --              --           2,065
Exercise of restricted common stock options                 --              --          12,800
Issuance of common stock                                    --          39,419              --
                                                  ------------    ------------    ------------
Balance, end of year                              $ 23,800,228    $ 23,800,228    $ 23,760,809
                                                  ============    ============    ============
Loans to Directors and Officers
-------------------------------
Balance, beginning of year                        ($10,747,470)   ($10,462,094)   ($10,163,875)
Current year interest on loans                        (284,595)       (285,376)       (298,219)
                                                  ------------    ------------    ------------
Balance, end of year                              ($11,032,065)   ($10,747,470)   ($10,462,094)
                                                  ============    ============    ============
Accumulated Other Comprehensive Income
--------------------------------------
Balance, beginning of year                        $    150,801    ($   196,974)   ($    52,028)
Foreign currency translation adjustments                86,909         364,858        (158,659)
Unrealized gain (loss) on investments                   (5,254)        (17,083)         13,713
                                                  ------------    ------------    ------------
Balance, end of year                              $    232,456    $    150,801    ($   196,974)
                                                  ============    ============    ============
Retained Earnings (Accumulated Deficit)
---------------------------------------
Balance, beginning of year                        ($34,931,059)   ($34,414,688)   ($35,881,580)
Net income (loss)                                   (3,607,793)       (516,371)      1,466,892
                                                  ------------    ------------    ------------
Balance, end of year                              ($38,538,852)   ($34,931,059)   ($34,414,688)
                                                  ============    ============    ============
Common stock in treasury (shares)
---------------------------------
Balance, beginning of year                          (1,187,606)     (1,249,690)     (1,212,159)
Purchase of treasury shares                            (32,500)             --        (259,753)
Issuance of treasury shares                             32,500          62,084         222,222
                                                  ------------    ------------    ------------
Balance, end of year                                (1,187,606)     (1,187,606)     (1,249,690)
                                                  ============    ============    ============
Common stock in treasury (amount)
---------------------------------
Balance, beginning of year                        ($ 4,187,557)   ($ 4,274,670)   ($ 4,224,641)
Purchase of treasury shares                            (23,956)             --        (155,774)
Issuance of treasury shares                             23,956          87,113         105,745
                                                  ------------    ------------    ------------
Balance, end of year                              ($ 4,187,557)   ($ 4,187,557)   ($ 4,274,670)
                                                  ============    ============    ============

                                                  ------------    ------------    ------------
Total Stockholders' Equity (Capital Deficiency)   ($29,609,684)   ($25,798,951)   ($25,471,901 )
-----------------------------------------------   ============    ============    ============

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the Years Ended March 31,
                                                             --------------------------------------------
                                                                 2005            2004            2003
                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                          ($ 3,607,793)   ($   516,371)   $  1,466,892
                                                             ------------    ------------    ------------
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                              2,549,970       3,280,604       3,885,054
     Compensatory element of stock options                             --              --          12,800
     Provision for bad debt expense                             4,045,271         590,000         150,444
     Deferred revenues                                          6,632,830      12,235,343      48,890,474
     Deferred direct costs                                    (11,819,986)    (12,956,068)    (47,285,192)
     Deferred income taxes                                     (1,068,945)       (466,872)        348,098
     Deferred rent payable                                         69,629         (47,881)        227,460
     Other                                                     (4,234,284)       (245,130)       (513,039)
     Increase (decrease) in cash flows as a result of
        changes in asset and liability balances:
        Accounts receivable                                     3,071,869      (1,361,004)     (3,566,473)
        Other receivables                                       1,138,492      (2,019,477)     (3,150,220)
        Receivable from  Reliance Warranty, Inc.                       --      15,892,635              --
        Income taxes                                              (89,629)        (33,137)      1,210,312
        Prepaid expenses and other current assets                (217,521)        490,127        (617,448)
        Split dollar life insurance policies                           --         (23,019)         27,046
        Other assets                                               (5,382)         17,674          (2,576)
        Insurance premiums payable                              7,108,278      (4,457,945)      9,600,727
        Accounts and commissions payable                          869,162      (1,034,912)      1,157,906
        Claims loss liability - Reliance                       (4,727,634)     (9,262,407)    (10,959,364)
        Accrued expenses and other current liabilities            565,554         242,093         365,440
                                                             ------------    ------------    ------------
  Total Adjustments to reconcile net income to net cash
     provided by operating activities:                          3,887,673         840,624        (218,551)
                                                             ------------    ------------    ------------
Net cash flows provided by operating activities                   280,170         324,252       1,248,341
                                                             ------------    ------------    ------------

Cash flows from investing activities:
  Property and equipment purchased                               (619,443)       (418,822)     (1,818,224)
  Purchase of marketable securities                            (1,245,000)     (1,455,000)       (790,000)
  Decrease in notes receivable                                         --              --         137,683
  Proceeds from sales of marketable securities                  1,625,000       1,190,000         945,000
                                                             ------------    ------------    ------------
Net cash (used) by investing activities                          (239,443)       (683,822)     (1,525,541)
                                                             ------------    ------------    ------------

Cash flows from financing activities:
    Exercise of common stock options and stock grants                  --          18,868           2,100
    Purchase treasury stock                                       (23,956)             --        (155,774)
    Repayments, notes and capital leases                         (654,799)       (852,055)       (845,874)
                                                             ------------    ------------    ------------
Net cash (used by)  financing activities                         (678,754)       (833,187)       (999,548)
                                                             ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents             (638,027)     (1,192,757)     (1,276,748)

Cash and cash equivalents at beginning of year                  5,229,773       6,422,530       7,699,278
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of year                     $  4,591,746    $  5,229,773    $  6,422,530
                                                             ============    ============    ============

Supplemental Cash Flow Information:
Cash payments (receipts) for:
   Interest                                                  $    149,200    $    148,358    $    275,185
                                                             ============    ============    ============
   Income taxes                                              $    566,644    $     48,650    ($ 1,218,916)
                                                             ============    ============    ============

Non-cash investing and financing activities:
    Property and equipment financed through capital leases   $    538,609    $    487,060    $  1,120,273
    Increase in loans to officers and directors             ($    284,595)  ($    285,376)  ($    298,219)
    Issuance of treasury stock for services rendered         $     23,956    $     87,113    $    105,745

          See report of independent auditors and accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Business - Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis in the Automotive and Consumer Products segments, the Company contracts with highly rated independent insurance companies or risk retention groups to provide coverage for the Plans to be sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans. In the Home segment, the Company is self insured.

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

       The Plans for the Automotive and Consumer Products segments generally have terms extending up to one hundred twenty (120) months or, in the case of mileage based Plans, up to one hundred fifty thousand (150,000) miles. All repairs and/or replacements required under these Plans are performed by independent third party repair facilities or dealers. The cost of any repair or replacement under these plans is generally paid by the insurance company or retention group with which the Company has contracted to provide coverage for the Plan. Plans for the Home segment are generally for twelve months. The cost of any repair or replacement for plans in the Home segment is paid for by the Company.

       Contract Obligors - Each Plan contains the name of a designated obligor that is legally responsible for the cost of any valid claim submitted under the Plan. The Company, however, arranges for an independent insurance company to issue a policy on behalf of the named obligor that covers all of the obligor's liabilities under the Plan for the Automotive and Consumer Products segments. As a result, the insurance company is then ultimately responsible for paying the cost of any and all valid claims submitted under these Plans. In the event, however, that the insurance company refuses or is unable to pay a covered claim, the designated obligor will be responsible for the payment and it will have recourse against the insurance company or its estate (in the event of an insolvency or liquidation) to recover the payment.

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

       Basis of Presentation and Principles of Consolidation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation, its subsidiaries, all of which are wholly owned, and certain transactions involving Butler due to its related interest to the Company. All intercompany accounts and transactions have been eliminated in consolidation.

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

       Revenue Recognition Policy - Revenue from administrator-obligor contracts is recognized in accordance with Financial Accounting Standards Board Technical Bulletin 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts," ("TB 90-1"). The Company recognizes such revenue over the life of the contract on a straight-line basis. In addition the Company charges the costs of contracts to operations over the life of the contracts on a straight-line basis.

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

       Reflecting these transactions for financial reporting purposes does not alter the legal obligations under the applicable agreements in which the Company is not responsible, and has not assumed the obligations of

       Butler. Butler remains legally obligated under such agreements and the service contracts in which it is the named obligor. Butler is not deemed a "consolidated subsidiary" of the Company, as that term is used in this Report, including, but not limited to, the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are annexed to this Report. Butler's income, expenses, assets and liabilities have not been consolidated with those of the Company. Butler is an independent entity owned by parties unrelated to the Company and, except for the transactions between Butler and Warrantech as described in this Report, Warrantech does not have knowledge of, or control over, Butler's affairs or financial reporting. Warrantech also has no knowledge of, nor has it established or evaluated, Butler's internal controls or disclosure controls or procedures. Any reference to "consolidated subsidiary," internal controls or disclosure controls and procedures in this Report, including, but not limited to, the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which are annexed to this Report, do not pertain to Butler.

       Now that the Company is required to recognize revenues from all service contracts over the life of the service contracts, the Company believes that it is unlikely that the Company will be able to report operating profits until at least 2008 when the Company expects that the revenues recognized from prior periods will begin to equal the revenue being deferred to future periods. However, there can be no assurance that the Company will be profitable at that time. In the meantime, the revenue recognition policies adopted by the Company do not have an impact on the Company's cash flows which are an important measure of the Company's financial condition and are reflected in the Statements of Cash Flows which are part of these financial statements.

       Direct Costs - Direct costs, which consist primarily of insurance premiums and commissions, are those costs directly related to the production and acquisition of service contracts. Effective with the application of the revenue recognition policy described above on all service contracts, the Company recognizes direct costs according to Statement of Financial Accounting Standards No. 113 ("SFAS 113"), "Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts". This requires that insurance premium costs be ratably expensed over the life of the service contract.

       Profit Sharing Arrangement - Pursuant to certain agreements with its insurers, the Company may be eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined based upon the residual value of the premiums set aside by the insurer to pay losses (the "Loss Fund"). The residual value is comprised of underwriting profits and investment income earned on the monies in the Loss Fund. Subsequent adjustments to original estimates are solely changes in estimates based upon current information, affording the Company better determination of ultimate profit sharing revenues and are reflected in income when known. The Company recognized $41,920, $173,610 and $71,784 in profit sharing on its International business in the fiscal years ended March 31, 2005, 2004 and 2003, respectively.

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

       Cash and Cash Equivalents - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no other cash equivalents at March 31, 2005 and 2004.

       At March 31, 2005 and 2004, respectively, the Company had cash on deposit in excess of federally insured limits of $376,818 and $596,879. Additionally, at March 31, 2005 and 2004, the Company had cash on deposit in foreign bank accounts not covered by United States insurance limits of $1,893,013 and $2,212,626, respectively.

       Included in the cash and cash equivalent balances as reported at March 31, 2005 and 2004, respectively, is $1,354,497 and $2,591,419 of cash related to Butler. Since Butler is a private company, the Company has no means to determine the disposition of this cash, if any, and, accordingly management disclaims any knowledge of the existence of this cash or related assets, liabilities or expenses. As part of its agreement to receive monies received from RIC, Butler agreed to restrict its cash received from RWC related to such settlement to be used to pay future Reliance claims. At March 31, 2005 and March 31, 2004, of the $1,982,012 received from RWC, Butler had $0 and $1,390,064 in such restricted cash on deposit.

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

       Capitalization Policy - In accordance with Statement of Position 98-1, the Company capitalizes purchased software or software development and implementation costs incurred internally or through independent consultants related to the Company's state of the art proprietary relational database and interactive operating software for warranty tracking and sales. These systems are only available for internal uses and are not available for purchase by outside parties. All direct implementation costs and purchased software costs are capitalized and amortized using the straight-line method over their estimated useful lives not to exceed a five-year period. Of the $1,793,937 and $2,849,015 of net unamortized software development costs at March 31, 2005 and March 31, 2004, respectively, the Company capitalized $540,388 and $441,300 during these periods, respectively.

       Once annually or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges. The Company determines such impairment by measuring the undiscounted future cash flow generated by the assets, comparing the result to the assets carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. At years ended March 31, 2005 and 2004, the Company found no impairment to its property and equipment or its other identifiable intangibles.

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

       Advertising Costs - The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2005, 2004 and 2003 were $216,737, $197,833 and $261,182, respectively.

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

       Income Taxes - Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management.

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

       Contingent Liability Policy - In accordance with SFAS No. 5 and Financial Accounting Standards Interpretation ("FIN") 14, the Company may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated and measured.

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

       To mitigate its claims liability expense resulting from Reliance's liquidation, the Company is attempting to ascertain if any recovery is available on Federal subsidies to the insurance industry in general or Reliance specifically, as a result of the terrorist attacks to pay vehicle service contract claims. If such subsidies are available, it could take years before recovery, if any, is obtained. In February 2005, the Company also began legal proceedings for recovery of approximately $3 million against certain state guaranty funds. In June 2005 the Company made its first state guaranty settlement with one of the defendants in its action.

       During the years ended March 31, 2005, 2004, 2003 and 2002, the Company paid $4,727,641, $9,262,407, $10,959,364 and $5,770,999, respectively, in claims related to Reliance obligations. Remaining amounts are expected to be paid out as set forth in the following table.

                                                         Expected Payment Date
                        ---------------------------------------------------------------------------------------
                            2006           2007           2008           2009           2009        Thereafter        Total
                        ------------   ------------   ------------   ------------   ------------   ------------   ------------
Claims loss liability   $  2,930,559   $  1,682,400   $    120,891   $     16,614   $     10,466   $      3,014   $  4,763,944

3.     RESTRICTED CASH

       At March 31, 2005 and 2004, cash in the amount of $800,000 and $825,000, respectively was on deposit with Florida and Ohio regulatory agencies to comply with their state insurance laws. Additionally, Butler had $0, at March 31, 2005 and $1,390,064 at March 31, 2004, which was restricted, and held in trust by the Company, for use to pay Reliance claims.

4.     INVESTMENTS IN MARKETABLE SECURITIES

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

       Principal amounts by expected maturity as of March 31, 2005 of marketable securities are as follows:

                                                Expected Maturity Date
                          --------------------------------------------------------------------------
                             2006         2007         2008         2009         2010      Thereafter   Total Costs  Fair Value
                          ----------   ----------   ----------   ----------   ----------   ----------   -----------  ----------
     Available for sale
     securities           $1,425,000   $  595,000   $       --   $       --   $       --   $       --   $2,020,000   $2,043,758

     Interest rate              3.51%        4.09%          --           --           --           --

       Principal amounts by expected maturity as of March 31, 2004 of marketable securities are as follows:

                                                Expected Maturity Date
                          --------------------------------------------------------------------------
                             2005         2006         2007         2008         2009      Thereafter   Total Costs  Fair Value
                          ----------   ----------   ----------   ----------   ----------   ----------   -----------  ----------
     Available for sale
     securities           $1,355,000   $  925,000   $  120,000   $       --   $       --   $       --   $2,400,000   $2,454,131

     Interest rate              4.36%        3.95%        1.99%          --           --           --

5.     ACCOUNTS RECEIVABLE

       Significant Customer Bankruptcy - On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represent 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005, making it the Company's and Consumer Products segment's largest customer. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contact with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. At present, Ultimate is current in its payments to Warrantech with respect to sales subsequent to January 11, 2005 " post-petition sales ". At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 " pre-petition sales" and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, it is impossible to estimate what Warrantech will recover on its claim. Final Bankruptcy Court settlements are expected to take place during the third fiscal 2006 quarter.

       In separate orders dated April 19, 2005, the Court approved the following two actions. Thirty (30) of Ultimate's stores were scheduled for closing and a liquidator was retained to dispose of existing inventory. The liquidator was authorized by the Court to sell Warrantech service contracts during the liquidation period in accordance with the terms of the existing Ultimate contract. At this time, the liquidation has been substantially completed. The remaining stores were purchased by Mark

       Wattles, the principal shareholder of Ultimate, through an entity named Ultimate Acquisition Partners, L.P. ("Acquisition"). As part of the Purchase Agreement, Acquisition was given until August 31, 2005, to decide if it wants to assume Ultimate's contract with Warrantech. If it chooses to assume the contract, it must reach an agreement with Warrantech with respect to satisfaction of Warrantech's pre-petition claim. Until such decision is made, Acquisition can continue to sell Warrantech service contracts in accordance with the terms of the Ultimate contract. If Acquisition elects not to assume the existing Ultimate contract, it can negotiate a new agreement with Warrantech (in which no cure payment would be legally required) or it can select a new service contract provider. At this time, no such decision has been made.

       At March 31, 2005, the Company was owed $3.7 million by Ultimate. The Company has filed a proof of claim for $3.27 million with the bankruptcy court. No provision for bad debts has been recorded as of the fiscal year ended March 31, 2005.

       Accounts Receivable Security - The Company has executed an agreement with Great American Insurance Company ("GAIC") that provides the Company with extended premium payment terms and a $3 million line of credit ("GAIC Agreement"). All of the Company's obligations to GAIC pursuant to the GAIC Agreement are secured by all of the Company's Automotive and Consumer Products segment's accounts receivable, which were $19,118,161 and $21,946,394 at March 31, 2005 and 2004, respectively.

6.     OTHER RECEIVABLES

       During fiscal year ending March 31, 2005 and March 31, 2004, the Company incurred $1,865,399 and $1,853,555, respectively, in legal expenses related to the Lloyd's litigation. The Company, in anticipation of receiving reimbursement for these expenses from its insurance company under a professional liability insurance policy, deferred the legal fees. In January 2005, as a result of a summary judgment, the court ruled that the insurance company was not responsible for payment of the Company's legal costs. The Company has appealed the court's decision. As a result of the lower court's ruling, the Company has provided for this potential bad debt of $3,718,954 during the year ended March 31, 2005. Some future legal expenses are expected to be covered under the Company's Director's and Officer's liability insurance policy.

       The nature and amounts of Other Receivables as of March 31, 2005 and 2004 are as follows. :

                                                                                    March 31,
                                                                          ----------------------------
                                                                              2005            2004
                                                                          ------------    ------------
          Other receivables, net
             Due from insurance companies                                 $  5,334,621    $  4,494,331
             Due from insurance companies - reimbursement of legal fees      3,718,954       1,865,399
             Due from insurance companies - profit sharing                      41,920          61,441
             Due from dealers                                                  384,304         464,436
                                                                          ------------    ------------
             Due from insurance companies/dealers                            9,478,799       6,885,607
             Agent advances                                                     61,787         109,604
             Other                                                             389,161         327,078
                                                                          ------------    ------------
                                                                             9,930,747       5,299,889
          Allowance for doubtful accounts                                   (3,718,954)             --
                                                                          ------------    ------------
          Total Other receivables, net                                    $  6,211,793    $  7,322,289
                                                                          ============    ============

The following table sets forth the carrying amounts and fair values of the Company's other receivables at March 31, 2005.

                                                 Expected Maturity Date
                           --------------------------------------------------------------------------
                              2005         2006         2007         2008         2009      Thereafter   Total Costs  Fair Value
                           ----------   ----------   ----------   ----------   ----------   ----------   -----------  ----------
   Other receivables, net  $6,211,793           --           --           --           --           --   $6,211,793   $6,211,793

The following table sets forth the carrying amounts and fair values of the Company's loan and other receivables at March 31, 2004.

                                                Expected Maturity Date
                         ---------------------------------------------------------------------------
                            2004         2005         2006         2007         2008      Thereafter     Total      Fair Value
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Other receivables, net   $7,322,289           --           --           --           --           --   $7,322,289   $7,322,289

7.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at March 31

                                                               March 31
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Automobiles                                          $     61,280   $     61,280
Equipment, furniture and fixtures                       9,945,239      9,867,191
Leasehold improvements                                  2,031,248      2,028,573
Software development costs                             16,211,130     15,670,248
                                                     ------------   ------------
                                                       28,248,897     27,627,292
Less: Accumulated depreciation and amortization        25,607,392     23,642,267

                                                     ------------   ------------
                                                        2,641,505      3,985,024
                                                     ------------   ------------
Assets under capital leases:
  Cost                                                 10,154,148      9,666,422
  Less:  Accumulated amortization                       8,439,116      7,904,595
                                                     ------------   ------------
                                                        1,715,032      1,761,827
                                                     ------------   ------------
Total Property and Equipment, net                    $  4,356,537   $  5,746,851
                                                     ============   ============

       Amortization expense on assets under capital leases for the years ended March 31, 2005, 2004 and 2003 was $434,300, $520,340 and $662,715,
       respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 2005, 2004 and 2003 was $2,115,670, $2,760,264, and $3,222,339, respectively.

8.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

       Long-term debt and capital lease obligations consisted of the following:

                                                               March 31
                                                     ---------------------------
                                                         2005           2004
                                                     ------------   ------------
Capital lease obligations - for property and
 equipment payable monthly with interest rates
 ranging from 4.92% to 12.67% due through 2009       $  1,465,610   $  1,636,197
Other                                                          --          9,112
Less: Current maturities                                  541,626        664,406
                                                     ------------   ------------
Long-term portion                                    $    923,984   $    980,903
                                                     ============   ============

       The aggregate amounts of maturities at March 31, 2005 were as follows:

                                                                  Minimum Future
        Fiscal Year                                               Lease Payments
                                                                  --------------
        2006                                                        $    660,589
        2007                                                             458,955
        2008                                                             396,577
        2009                                                             148,107
        2010                                                              42,566
        2011 and thereafter                                                   --
                                                                    ------------
                                                                       1,706,794
        Less: amount representing interest                               241,184
                                                                    ------------
        Net                                                         $  1,465,610
                                                                    ============


       The capital lease obligations are collateralized by the capitalized property and equipment related to the underlying leases.

9.     SPLIT DOLLAR LIFE INSURANCE POLICIES

       Through April 2003, the Company made payments on split dollar life insurance policies on the lives of six officers of the Company, respectively. The Company suspended payment of premiums under these policies until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. In lieu of these premium payments, beginning in September of 2004 and going forward the Company provides cash bonuses for the premium amount to these officers. The cash surrender value of these policies was $900,145 as of March 31, 2005 and March 31, 2004, respectively. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid.

10.    INCOME TAXES

       A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                                         For the years ended March 31,
                                            -------------------------------------------------------------------------------------
                                                         2005                        2004                             2003
                                            --------------------------    --------------------------    -------------------------
        Income (loss) before income taxes   $(4,248,753)                  $  (693,663)                  $ 1,853,508
                                            -----------                   -----------                   -----------

                   Federal statutory rate   $(1,444,576)          34.0%   $  (235,846)          34.0%   $   630,190          34.0%
                         State tax effect       (17,221)           0.4%       (96,037)          13.8%      (187,141)        -10.1%
                     Non deductible items        28,660            -.7%        55,073           -7.9%        34,657           1.9%
 Foreign income taxed at rates other than                                                                  (194,789)        -10.5%
                                  Federal       349,372           -8.2%      (250,164)          36.1%
Foreign income tax withheld at the source       354,207           -8.3%      (211,787)         -30.5%        34,090           1.8%
                                    Other        88,598           -2.1%       137,895           19.9%        69,609           3.8%
                                            -----------    -----------    -----------    -----------    -----------    ----------
     Provision (benefit) for income taxes   $  (640,960)          15.1%   $  (177,292)          25.6%   $   386,616          20.9%
                                            ===========    ===========    ===========    ===========    ===========    ==========

The components of tax expense are as follows:
                                                                           Provision
For the Year Ended March 31, 2005:            Current        Deferred      (Benefit)
----------------------------------          -----------    -----------    -----------
Federal                                     $     2,466    $  (954,379)   $  (951,913)
State                                             5,951        (32,044)       (26,093)
Foreign                                         468,735       (131,689)       337,046
                                            -----------    -----------    -----------
   Total                                    $   477,152    $(1,118,112)   $  (640,960)
                                            ===========    ===========    ===========

For the Year Ended March 31, 2004:
----------------------------------
Federal                                     $     8,703    $  (392,733)   $  (384,030)
State                                           (57,187)       (88,324)      (145,511)
Foreign                                         388,455        (36,206)       352,249
                                            -----------    -----------    -----------
  Total                                     $   339,971    $  (517,263)   $  (177,292)
                                            ===========    ===========    ===========

For the Year Ended March 31, 2003:
----------------------------------
Federal                                     $    32,791    $   482,370    $   515,161
State                                          (104,423)      (179,124)      (283,547)
Foreign                                         110,148         44,854        155,002
                                            -----------    -----------    -----------
   Total                                    $    38,516    $   348,100    $   386,616
                                            ===========    ===========    ===========

       Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the net deferred tax asset are as follows:

                                            ----------------------------
                                            For the Years Ended March 31,
                                            ----------------------------
                                                2005            2004
                                            ------------    ------------
Deferred tax assets
     Deferred revenue                       $ 76,961,754    $ 74,011,369
     Deferred rent                               149,419         125,745
     Provision for doubtful accounts           1,387,867          76,047
     Accrued bonus                               123,961          92,155
     Foreign loss benefit                        725,544         137,456
     Net operating loss                        4,166,598       3,057,265
     Net state benefit                           771,599         795,864
    Tax vs. book depreciation                    147,605          70,750
     Other                                        17,581          91,243
                                            ------------    ------------
          Total assets                        87,451,928      78,457,894
Deferred tax liabilities
     Deferred direct costs                   (67,314,387)    (60,320,142)
     Section 174 expense                        (528,481)       (736,243)
                                            ------------    ------------
          Total liabilities                  (67,842,868)    (61,056,385)
                                              19,609,060      17,401,509
  Less:  Valuation allowance                  (1,255,462)       (177,020)
                                            ------------    ------------
                                              18,353,598      17,224,489
Plus: Tax effect of Butler transaction         5,072,768       5,132,932
                                            ------------    ------------
     Net deferred tax asset                 $ 23,426,366    $ 22,357,421
                                            ============    ============

       As of March 31, 2005, the Company had a United States net operating loss carryforward of approximately $12.25 million, which is available to reduce future regular federal taxable income. If not used, the entire carryover will expire in the years 2020 to 2025. As of March 31, 2005, the Company also had a foreign net operating loss carryforward of approximately $2.1 million. Due to the uncertainty of the realization of these foreign tax carryforwards, the Company established a valuation allowance against these carryforward benefits of $1,255,462 and $177,020 at March 31, 2005 and 2004, respectively.

       Section 174 expense represents research and experimental expenses related to the development of a proprietary relational database and interactive software.

11.    COMMITMENTS AND CONTINGENCIES

       Operating Lease Commitments - The Company leases office and warehouse space under noncancellable operating leases expiring through 2013. These leases include scheduled rent increases over their respective terms. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense, net of sub-lease income, charged to operations for the years ended March 31, 2005, 2004 and 2003 was $1,646,252, $2,101,971 and $1,837,314, respectively.

       Future minimum commitments under these leases that have initial or remaining lease terms in excess of one year at March 31, 2005, are as follows:

                               Fiscal Year        Amount
                                      2006      $ 1,268,616
                                      2007        1,247,740
                                      2008        1,231,629
                                      2009        1,288,409
                                      2010        1,288,409
                   Thereafter through 2013        3,757,859
                                                -----------
       Total future minimum lease payments      $10,082,662
                                                ===========

       Employment Contracts - The Company has employment contracts with its officers and certain key employees. These employment contracts, expiring on various dates through 2008, provide for aggregate minimum annual base compensation of $2,484,937. Certain agreements also call for (i) annual increases, (ii) cost of living increases, (iii) automobile allowances,
       (iv) medical insurance, and (v) additional compensation if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and/or Company common stock. The Company also agreed to forgive interest which has accrued annually on a note between the Company and its CEO, for as long as the CEO remains in the Company's employ.

       Line of Credit and Extended Payment Terms - The Company executed an agreement with GAIC on October 9, 2002, whereby GAIC agreed to provide funding by extending a favorable change of its credit terms to the Company. GAIC agreed to allow a 30 day extension to its normal payment terms as set forth in the service agreement. Interest is charged on amounts within the extended payment term at 3% per annum, calculated on a daily basis. GAIC also agreed to a separate line of credit for an amount up to $3 million through further extensions of terms, subject to certain adjustments. Funds provided by the line of credit are made available by GAIC by further extending its premium payment terms. Interest is charged on funds advanced from the line of credit at an annual rate equal to the prime interest rate plus 2%. As of March 31, 2005, the $3 million available line of credit from GAIC has been drawn down by the Company and is reflected in premium payable.

       Letters of Credit - The Company maintains a $750,000 letter of credit for the benefit of the landlord of its headquarters office building. This letter of credit is automatically renewed annually through January 31, 2013.

       The Company also maintains a $200,000 letter of credit for the benefit of its credit card processor. This letter of credit, is automatically renewed annually, as long as the agreement with the credit card company is in place.

       Equipment Financing - The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2005 amounted to $538,609 compared to $487,060 during the fiscal year ended March 31, 2004. At fiscal year end 2005, the Company had $1,465,609 in debt outstanding from capital lease obligations compared to $1,636,197 at fiscal year-end 2004.

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

       Management continues to believe that Lloyd's case is without merit. At this time, however, it is not able to predict the outcome of the litigation. For this reason, the Company is unable to determine its potential liability, if any, and as such, the accompanying financial statements do not reflect any estimate for losses.

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

12.    SHARE BASED COMPENSATION AND OTHER BENEFIT PLANS

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

       Stock Awards - Restricted common stock of the Company may be awarded to officers, key employees, non-employee directors and certain other non-employees. Shares granted are subject to certain restrictions on ownership and transferability. Such restrictions on current restricted stock awards typically lapse one to three years after the award. The deferred compensation expense related to restricted stock grants is amortized to expense on a straight-line basis over the period of time the restrictions are in place. Restricted common stock awards to employees reduce stock options otherwise available for future grants. The common stock awards are valued based on the opening price of the Company's stock on the date the award is approved by the Board of Directors. During the year end March 31, 2005 and 2004, 32,500 and 69,375 restricted shares were awarded to directors and employees, respectively.

       The Company recognized costs of $73,850, $100,000 and $126,505 for the years ended March 31, 2005, 2004 and 2003, respectively, for stock-based compensation to employees and directors. The Company recognized costs of $0, $0, and $74,688 for the years ended March 31, 2005, 2004 and 2003, respectively, for stock-based compensation to non-employees.

       Stock Option Plans - At March 31, 2005, the Company had one stock option plan, which is described above. SFAS No. 123, "Accounting for Stock-based Compensation," defines a fair value method of accounting for an employee stock option. SFAS No. 123 allows a company to continue to measure compensation costs for these plans using APB No. 25 and related interpretations. The Company has elected to continue using APB No. 25 for accounting for its employee stock compensation plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. If Warrantech had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows:


                                                   For the Years Ended March 31,
                                            ------------------------------------------
                                                2005           2004           2003
                                            ------------   ------------   ------------
Net income (loss) as reported               $ (3,607,793)  $   (516,371)  $  1,466,892
Net income (loss) pro forma                 $ (3,705,352)  $   (624,369)  $  1,399,608
Shares - Basic                                15,396,342     15,344,563     15,317,881
Basic earnings per share as reported        $      (0.23)  $      (0.03)  $       0.10
Basic earnings per share pro forma          $      (0.24)  $      (0.04)  $       0.09

       In December 2004, the FASB issued Statement 123R, "Share-Based Payment," to be effective for interim or annual periods beginning after June 15, 2005; thereby, becoming effective for Warrantech in the first quarter of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on the consolidated financial position and results of operations, and the alternative adoption methods. Presented below is a summary of the status of the stock options in the plan and the related transactions for the years ended March 31, 2005, 2004 and 2003.

                                                       2005                          2004                          2003
                                            ---------------------------   ---------------------------   ---------------------------
                                                             Weighted                      Weighted                      Weighted
                                                             Average                       Average                       Average
                                                             Exercise                      Exercise                      Exercise
                                               Shares        Price           Shares        Price           Shares        Price
                                            ------------   ------------   ------------   ------------   ------------   ------------
Options outstanding at beginning of year       1,332,789   $       1.23      1,306,380   $       1.33      1,416,283   $       1.54
Granted                                          353,532           0.67        278,040           1.38        664,048           0.73
Canceled/Surrendered                            (171,518)         (0.52)      (121,518)         (1.44)      (687,284)         (2.13)
Exercised                                             --             --        (20,000)         (0.60)        (5,000)         (0.42)
Forfeited                                             --             --       (110,113)         (0.94)       (81,667)         (0.92)
                                            ------------   ------------   ------------   ------------   ------------   ------------
Options outstanding at end of year             1,514,803   $       1.16      1,332,789   $       1.23      1,306,380   $       1.10
                                            ============   ============   ============   ============   ============   ============

Options exercisable at end of year               936,467   $       1.30        764,604   $       1.35        662,097   $       1.33
                                            ============   ============   ============   ============   ============   ============

       The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the years ended March 31, 2005, 2004 and 2003 was $0.38, $0.56 and $0.48,
       respectively.

       The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at March 31, 2005.

                                                           Stock Options                         Stock Options
                                                            Outstanding                           Exercisable
                                            ------------------------------------------   ---------------------------

                                                             Weighted       Weighted                      Weighted
                                                             Average        Average                       Average
                                                             Remaining      Exercise                      Exercise
Range Of Exercise Prices                        Shares       Life (Yrs)      Price          Shares         Price
------------------------                    ------------   ------------   ------------   ------------   ------------
$0.42 to $0.94                                   828,016           7.49   $       0.76        433,308   $       0.78
$1.00 to $1.02                                 1,728,432           1.02   $       1.00      1,659,804   $       1.00
$1.26 to $1.595                                  582,065           3.05   $       1.41        467,065   $       1.36
$3.25 to $3.375                                  101,290           0.97   $       3.26        101,290   $       3.26
                                            ------------   ------------   ------------   ------------   ------------
Total at March 31, 2005                        3,239,803           2.87   $       1.08      2,661,467   $       1.11
                                            ============   ============   ============   ============   ============
Total at March 31, 2004                        3,062,365           3.93   $       1.68      2,489,605   $       1.81
                                            ============   ============   ============   ============   ============
Total at March 31, 2003                        6,096,380           4.52   $       1.97      3,709,022   $       1.89
                                            ============   ============   ============   ============   ============

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

       In addition to the options described below, during the year ended March 31, 2003, the Company issued options to purchase 18,667 shares of common stock to vendors at a weighted average exercise price of $0.68 per share and options to purchase 30,000 shares of Company common stock to non-employee vendors at an exercise price of $0.73 per share. No stock options have been issued to vendors or non-employees during fiscal 2005 or 2004.

       The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended March 31, 2005, 2004 and 2003, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.5% - 5.0%; and expected option life of 3 to 5 years.

       On October 1, 2002, as part of an agreement between the Company and GAIC to provide extended credit terms, GAIC received options to purchase up to 1,650,000 shares of common stock. The GAIC options are exercisable no earlier than January 1, 2006 nor later than December 31, 2006. Per the terms of the agreement, since Warrantech's stock did not trade above $2 per share for ten consecutive trading days prior to January 1, 2004, the exercise price of the option was automatically reduced to $1 per share from $2 per share. The GAIC options are each exercisable for a period of five years. Warrantech has the right to redeem these options at any time if its shares trade at a price of $3.00 per share or more on any five consecutive trading days. The redemption price is $.001 per share. However, if Warrantech elects to redeem the options, GAIC will have the right to exercise their respective options immediately prior to the redemption. If GAIC exercises all of these options, it would own approximately 9.7% of the Company's outstanding shares. As the options had no value under the Black-Scholes option pricing model, no compensation expense was recorded in the Company's results of operations for the fiscal year ended March 31, 2005.

       On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised an aggregate of 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual rate of 6%. The promissory notes, which were with recourse and secured by the stock certificates issued, matured July 5, 2001. The value of the collateral for the Notes, which consists of a total of 3,040,000 shares of the Company's common stock, is currently $1,824,000, as of May 31, 2005, based upon the market price of the stock on that date. Under the loan documents, the Company does not have a right to require the payors to increase the loan collateral. On March 22, 1999, Joel San Antonio delivered an additional promissory note for $595,634, payable to the Company, representing the amounts funded by the Company for the payroll taxes payable by him for the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represented approximately $10 million. The amounts of these notes are recorded as a contra-equity account, which is a reduction of stockholders' equity.

       In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due and extending the loan maturity from July 5, 2001 until January 31, 2005. Interest on the restructured loans accrued annually at the applicable federal rate of 6.2%. Under the restructuring, interest first became payable on the third anniversary of the restructuring and was payable annually thereafter. In July 2002, the Company extended the loan maturity dates until February 1, 2007 (the "loan extension"). The interest, which accrued on the notes up to the time of the loan extension, was added to the principal of the notes. The new principal amount of Mr. Tweed's note is $3,189,675 and of Mr. White's note is $2,912,430. The applicable federal interest rate on the notes following the loan extension is 4.6%. Under the loan extension, interest on the notes will accrue until February 1, 2005 and, at that time, the accrued interest will be added to the principal of the notes. Commencing on February 1, 2005, interest on the new principal amount of the loans to Mssr. Tweed and White is payable annually in arrears, with the first interest payment becoming due on February 1, 2006.

       In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the then applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note is $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $194,786, $194,786 and $200,506 of interest which accrued on the note during fiscal years 2005, 2004 and 2003, respectively has been forgiven. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

       The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio at March 31, 2005 and March 31, 2004, including the capitalized interest of $764,899 and $480,303, is $ 11,032,065 and $10,747,470, respectively.

       Savings and Retirement Plan

       The Company and its qualified employees also participate in a Savings and Retirement Plan also known as the 401(k) Plan (the "Plan"). All of the Company's domestic employees are eligible to participate in the Plan at the first quarterly enrollment period following their date of employment. All Plan participants who have completed one year of service with the Company are eligible for the Company contribution. The Company contributes 66% of an eligible employee's contribution to the Plan, with a maximum up to 4% of the employee's compensation. The Company's contribution, for the benefit of the employee, vests after an employee has been employed by the Company for three years. The Company contributed $197,265, $217,159 and $95,812 to the Plan during the fiscal years ended March 31, 2005 2004 and 2003, respectively.

13.    OTHER INCOME (EXPENSE)

       Other income (expense) consists of the following:

                                          2005         2004         2003
                                       ----------   ----------   ----------
Interest and dividend income           $  592,562   $  615,248   $  647,372
Interest expense                         (586,665)    (690,019)    (275,185)
Gain(loss) on sale of assets                  635        1,195      (70,463)
Credit card usage rebate                  778,124      541,345      453,760
Miscellaneous income (expense)             73,204      106,691       18,789
                                       ----------   ----------   ----------
    Total Other Income (expense)       $  857,860   $  574,460   $  774,273
                                       ==========   ==========   ==========

14.    SIGNIFICANT CUSTOMERS

       During the fiscal year ended March 31, 2005, the Company had one customer which accounted for more than 10% of the Company's consolidated gross revenues fees. In 2005, 2004 and 2003 gross revenues fees from this significant customer were $14.3 million, $15.3 million and $13.8 million, respectively, which accounted for 10%, 11% and 9% of the Company's total gross revenues fees, respectively. On January 11, 2005, the significant client filed a voluntary petition for reorganization under the Chapter 11 Bankruptcy Code. Subsequently in April 2005 it announced it sold the assets of 32 of its locations to a third party and would be liquidating its assets from its remaining 30 stores. The third party is continuing its relationship with the Company and has until August 2005 to decide whether it will assume the contract from the predecessor company or enter into a new agreement with the Company.

15.    EARNINGS PER SHARE

       The computations of earnings per share for the years ended March 31, 2005, 2004 and 2003 are as follows:

                                                       For the Years Ended March 31,
                                                 ------------------------------------------
                                                     2005           2004           2003
                                                 ------------   ------------   ------------
Numerator:
  Net income (loss) applicable to common stock   $ (3,607,793)  $   (516,371)  $  1,466,892
Denominator:
   Average outstanding shares used in the
   computation of per share earnings:
    Common Stock issued-Basic shares               15,398,677     15,344,563     15,317,881
    Stock Options (treasury method)                   161,448        225,045         81,029
                                                 ------------   ------------   ------------
    Diluted shares                                 15,560,125     15,569,608     15,398,910
                                                 ============   ============   ============
Earnings (loss) per common share:
  Basic                                          $      (0.23)  $      (0.03)  $       0.10
                                                 ============   ============   ============
  Diluted                                        $      (0.23)  $      (0.03)  $       0.10
                                                 ============   ============   ============

16.    ACCUMULATED OTHER COMPREHENSIVE INCOME

       The components of accumulated other comprehensive income, net of related tax, for the years ended March 31, 2005, 2004 and 2003 are as follows:

                                                   March 31,      March 31,
                                                     2005           2004
                                                 ------------   ------------
Unrealized gain/ (loss) on investments           $     (4,291)  $        963
Accumulated translation adjustments                   236,747        149,838
                                                 ------------   ------------
Accumulated other comprehensive income           $    232,456   $    150,801
                                                 ============   ============

17.    SEGMENT INFORMATION

       The Company operates in three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, motorcycles, recreational vehicles and automotive components, which are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment develops, markets and administers extended warranties and product replacement plans on household appliances, consumer electronics, televisions, computers, home office equipment and homes which are sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers.


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

                                                  Consumer                       Reportable
Year Ended                       Automotive       Products     International     Segments          Other           Total
-----------------------------   ------------    ------------   -------------    ------------    ------------    ------------
March 31, 2005
--------------
Revenues                          69,374,933      43,769,810       6,622,986     119,767,729              --     119,767,729
Intercompany revenues                828,951       1,587,332       1,082,877       3,499,160      (3,499,160)             --
Profit (loss) from operations      1,003,585       2,980,850      (1,307,656)      2,676,779      (7,783,392)     (5,106,613)
Pretax income (loss)              (2,996,156)     (1,298,677)     (1,299,544)     (5,594,377)      1,345,914      (4,248,463)
Net interest income (expense)       (229,852)       (119,292)          9,498        (339,646)        345,543           5,897
Depreciation/amortization            287,572         761,378          78,192       1,127,142       1,422,828       2,549,970
Total assets                     182,566,590      69,642,147       9,383,193     261,591,930       2,071,909     263,663,839

March 31, 2004
--------------
Revenues                         103,494,113      38,912,282       6,921,872     149,328,267              --     149,328,267
Intercompany revenues                     --          61,897         804,069         865,965        (865,966)             --
Profit (loss) from operations      2,074,521       2,815,524         887,640       5,777,685      (7,045,808)     (1,268,123)
Pretax income (loss)              (3,952,873)        925,735         896,177      (2,130,961)      1,437,298        (693,663)
Net interest income (expense)       (381,282)        (58,666)         14,599        (425,348)        350,577         (74,771)
Depreciation/amortization            386,794       1,291,273          82,484       1,760,551       1,520,053       3,280,604
Total assets                     180,793,348      65,350,694       8,618,712     254,762,754       2,109,732     257,184,550

March 31, 2003
--------------
Revenues                         108,025,461      33,613,253       5,115,897     146,754,611              --     146,754,611
Intercompany revenues                     --          68,608         243,813         312,421        (312,421)             --
Profit (loss) from operations      4,846,609         695,847          94,101       5,636,557      (4,557,323)      1,079,234
Pretax income (loss)              (1,393,253)       (344,476)         88,121      (1,649,608)      3,503,118       1,853,510
Net interest income                  (47,769)          1,936           8,680         (37,153)        409,341         372,188
Depreciation/amortization            382,361       1,688,070          86,885       2,157,316       1,727,738       3,885,054
Total assets                     172,316,655      66,782,796       2,914,806     242,014,257      18,231,623     260,245,877


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (Unaudited)

       The following fiscal 2005 and 2004 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 2004 and 2003 and March 31, 2005 and 2004 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made for a fair presentation of the results shown.

                          Quarter Ended                 Quarter Ended               Quarter Ended              Quarter Ended
                            June 30,                    September 30,                December 31,                March 31,
                   --------------------------    --------------------------   --------------------------  -------------------------
                       2004           2003           2004           2003          2004           2003         2005          2004
                   -----------    -----------    -----------    -----------   -----------    -----------  -----------   -----------
Net revenues       $23,861,491    $30,393,822    $24,817,090    $32,975,223   $28,925,959    $29,842,385  $35,530,359   $26,749,849
Gross profit         6,461,417      7,295,294      5,678,243      9,002,126     6,837,839      8,666,587    9,249,155     7,569,654
Income (loss)
 from operations    (1,363,558)    (1,078,553)    (1,826,541)       192,201        (1,859)       448,153   (1,914,655)     (829,924)
Income (loss)
 before provision
 for income taxes   (1,184,917)      (874,232)    (1,497,952)       707,864       272,629        779,748   (1,838,223)   (1,307,043)
Net income (loss)     (759,539)      (474,992)    (1,594,038)       528,142       (24,104)       503,049   (1,230,112)   (1,072,570)

Earnings (loss)
 per Share
    Basic          $     (0.05)   $     (0.03)   $     (0.10)   $      0.03   $     (0.00)   $      0.03  $     (0.08)  $     (0.07)
    Fully Diluted  $     (0.05)   $     (0.03)   $     (0.10)   $      0.03   $     (0.00)   $      0.03  $     (0.08)  $     (0.07)


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS

-------------------------------------  ------------   -------------------------------------   ----------------   ------------
        Column                           Column                     Column                       Column            Column
          A                                B                          C                            D                 E
-------------------------------------  ------------   -------------------------------------   ----------------   ------------
                                                                   Additions
                                         Balance at   -------------------------------------                       Balance at
                                         Beginning    Charged to Costs    Charged to Other      Deductions-         End of
Description                              of Year       and Expense (a)    Accounts-Describe     Describe (b)         Year
-------------------------------------  ------------   ----------------    -----------------   ----------------   ------------
Year Ended March 31, 2005
   Allowance for doubtful accounts:
        Trade A/R                      $    233,667             326,317                                (16,848)  $    576,832
        Other A/R                                 0           3,718,954                                      0      3,718,954

Year Ended March 31, 2004
   Allowance for doubtful accounts:
        Trade A/R                      $    230,064             590,000                                586,397   $    233,667
        Other A/R                                 0                   0                                      0              0


Year Ended March 31, 2003
   Allowance for doubtful accounts:
        Trade A/R                      $    256,019             150,444                                176,399   $    230,064
        Other A/R                                 0                   0                                      0              0
        Profit Sharing                                                                                                     --

(a)  Amount of receivables charged to the allowance during the year.
(b) Recovery of prior year bad debts resulted in credit amount for the year ended March 31, 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
         ---------------------

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

Internal Controls
To meet their responsibility for financial reporting, the CEO and CFO have established internal controls and procedures, which they believe, are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the independent accountants to support their audit work

THERE WERE NO SIGNIFICANT CHANGES IN COMPANY'S INTERNAL CONTROLS OR IN OTHER FACTORS THAT COULD SIGNIFICANTLY AFFECT INTERNAL CONTROLS SUBSEQUENT TO THE DATE OF THE CEO'S AND CFO'S MOST RECENT EVALUATION.

Item 9B. Other Information
         -----------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Information relating to executive compensation is set forth under the caption "Directors and Executive Officers of the Registrant" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 11. Executive Compensation
         ----------------------

Information relating to executive compensation is set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Information relating to executive compensation is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Information relating to executive compensation is set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 14. Principal Accountants Fees and Services
         ---------------------------------------

Information relating to executive compensation is set forth under the caption "Principal Accountants Fees and Services" in the Company's definitive Proxy Statement in connection with its Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

         (a) 1. and 2. Financial Statements and Financial Statement Schedule: see accompanying Index to Financial Statements and Financial Statement Schedule, page F-1.

         (b)  Reports on Form 8-K during the last quarter:

              None

         (c)  Exhibits

Exhibits not incorporated herein by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated herein by reference as indicated. Management contracts or compensatory plans, contracts or arrangements with directors and executive officers of the Company appear in Exhibits 10(p) through 10(bb).

                                    EXHIBITS

Exhibit                            Description
-------                            -----------

*3(a)    Certificate of Nevada Incorporation filed February 28, 2005.

*3(b)    By-laws of Warrantech Corporation in the State of Nevada.

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

10(e) Amendment and supplement number one, dated January 16, 2004 to certain Warrantech and Butler agreements. Incorporated by reference to Exhibit 10(2) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 0-13084.

10(f) Warrantech Corp. Guaranty of Payment and Performance by RWC Corp. Incorporated by reference to Exhibit 10(3) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 0-13084.

10(g) Security Agreement dated as of January 16, 2004, by Reliance Warranty Company, in favor of Warrantech Corporation. Incorporated by reference to Exhibit 10(4) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 0-13084.

10(h) Indemnity Agreement by and between Warrantech Corporation (the "Indemnitor") and Butler Financial Solutions, LLC, Reliance Warranty Company, SPG Financial Corp., the current members and officers of Butler, RWC and SPG, Harris Miller, Karen Parker and Paula Graff, (collectively and individually, the "Indemnitee(s)"). Incorporated by reference to Exhibit 10(5) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 0-13084.

10(i) General Agency Agreement between American International Group, Inc. and Warrantech Automotive, Inc. Incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

10(j) Master Agreement between American International Group, Inc. and Warrantech Corporation. Incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996, file no. 0-13084.

10(k) Stock Option Agreement dated June 4, 2002, by and between Warrantech Corporation and Staples, Inc. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, file no. 0-13084.

10(l) Warrantech Corporation 1998 Employee Incentive Stock Option Plan, as amended and restated, effective September 25, 2001. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, file no. 0-13084.

10(m) Amendment No. 2 dated October 8, 2002, to the Warrantech Corporation 1998 Employee Incentive Stock Option Plan, as amended and restated, effective September 25, 2001. Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(n) Amendment No. 3, dated September 8, 2003, to the Warrantech Corporation 1998 Employee Incentive Stock Option Plan, as amended and restated, effective June 12, 2003. Incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 0-13084.

10(o) Amendment No. 3, dated October 7, 2003, to the Warrantech 401K plan. Incorporated by reference to Exhibit 4(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 0-13084.

10(p) Employment Agreement dated April 1, 2003 between Warrantech Corporation and Joel San Antonio. Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 0-13084.

10(q) Employment Agreement dated April 1, 2004, between Warrantech Corporation and Richard F. Gavino. Incorporated by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, file no. 0-13084.

10(r)    Schedule 10(u) identifying contracts that are substantially similar to
         Exhibit 10(t), the Employment Agreement between Warrantech Corporation and James F. Morganteen, in all material respects except as to the parties thereto, the dates of execution, or other details, incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(s) Employment Agreement dated March 15, 2004, between Warrantech Corporation and Evan Rothman. Incorporated by reference to Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, file no. 0-13084.

10(t) Employment Agreement dated June 1, 2004, between Warrantech Corporation and Stephen R. Williams. Incorporated by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, file no. 0-13084.

*10(u) Amendment #1, dated April 1, 2004 to the Employment Agreement dated April 1, 2000 between Warrantech Corporation and Richard Rodriguez.

10(v) Employment Agreement dated July 9, 2003, between Warrantech Corporation and Christopher L. Ford. Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, file no. 0-13084.

10(w) Employment Agreement dated April 1, 2003 between Warrantech Corporation and Randall San Antonio. Incorporated by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K for the year ended March 31, 2003, file no. 0-13084.

10(x) Employment Agreement dated December 1, 2004, between Warrantech Corporation and Laurence Tutt. Incorporated by reference to Exhibit 10(1) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2004, file no. 0-13084.

*10(y) Amendment #1, dated October 1, 2004 to the Employment Agreement dated April 1, 2002 between Warrantech Corporation and Jeanine Folz.

10(z) Promissory Note, as amended July 24, 2002,between Warrantech Corporation and William Tweed, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(aa) Promissory Note, as amended, July 24, 2002, between Warrantech Corporation and Joel San Antonio,incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(bb) Promissory Note, as amended July 24, 2002, between Warrantech Corporation and Jeff J. White. Incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(cc)   Code of Business Conduct and Ethics. Incorporated by reference to
         Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended March 31, 2004, file no. 0-13084.

*21      Subsidiaries of the Company.

*31.1 Certification by the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2 Certification by the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended.

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


                                       WARRANTECH CORPORATION


Dated:   June 29, 2005                 By: /s/ JOEL SAN ANTONIO
                                           -------------------------------------
                                           Joel San Antonio,
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated:   June 29, 2005                 By: /s/ RICHARD F. GAVINO
                                           -------------------------------------
                                           Richard F. Gavino,
                                           Executive Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2005.


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


/s/ WILLIAM TWEED           Vice Chairman and Director
------------------------
William Tweed


/s/ JEFF J. WHITE           Director
------------------------
Jeff J. White


/s/ DONALD SENDEROWITZ      Director
------------------------
Donald Senderowitz


/s/ RICHARD RODRIGUEZ       Director
------------------------
Richard Rodriguez