Form 10-Q
period 2005-06-30
WARRANTECH CORP
filed 2005-08-12
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                           ---------------------------

                                    FORM 10-Q
 (Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2005
                                                 -------------

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from __________________ to __________________

     Commission File Number          0-13084
                             ---------------------------------------------------

                             WARRANTECH CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Nevada                                13-3178732
--------------------------------------------------------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)

        2200 Highway 121, Suite 100, Bedford, Texas                  76021
--------------------------------------------------------------------------------
         (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code    (800) 544-9510
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at July 29, 2005
---------------------------------------            ----------------------------
Common stock, par value $.007 per share                 15,398,674 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X
                                    ---------


                                                                        Page No.
                                                                        --------
                         PART I - Financial Information


Item 1:  Financial Statements

    Condensed Consolidated Statements of Operations -
           For the Three Months Ended June 30, 2005 and 2004 (Unaudited).....2

    Condensed Consolidated Balance Sheets at June 30, 2005
           (Unaudited) and March 31, 2005....................................3

    Condensed Consolidated Statements of Cash Flows
           For the Three Months Ended June 30, 2005
           and 2004 (Unaudited)..............................................5

    Notes to Condensed Consolidated Financial Statements.....................6

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........18

Item 4.  Controls and Procedures............................................18



                           PART II - Other Information


Item 1:  Legal Proceedings..................................................19

Item 2:  Changes in Securities..............................................20

Item 3:  Defaults Upon Senior Securities....................................20

Item 4:  Submission of Matters to a Vote of Security Holders................20

Item 5:  Other Information..................................................20

Item 6:  Exhibits and Reports on Form 8-K...................................20

Signature ..................................................................21

PART I  -  Financial Information


           Item 1:  Financial Statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months Ended
                                                                June 30,
                                                      ----------------------------
                                                          2005            2004
                                                      ------------    ------------
Gross revenues                                        $ 31,619,839    $ 32,994,936
Net (increase) decrease in deferred revenues            (4,760,494)     (9,133,445)
                                                      ------------    ------------
Net revenues                                            26,859,345      23,861,491

Direct costs                                            20,639,176      17,400,074
                                                      ------------    ------------
Gross Profit                                          $  6,220,169    $  6,461,417
Operating expenses
   Service, selling, and general and administrative      6,333,035       6,965,207
   Provision for bad debt expense                               --         131,279
   Depreciation and amortization                           532,147         728,489
                                                      ------------    ------------
Total costs and expenses                                 6,865,182       7,824,975
                                                      ------------    ------------

Income (loss) from operations                             (645,013)     (1,363,558)
Other income                                               138,379         178,641
                                                      ------------    ------------

Income (loss) before provision for income taxes           (506,634)     (1,184,917)
Provision (benefit) for income taxes                        29,424        (425,378)
                                                      ------------    ------------

Net income (loss)                                     $   (536,058)   $   (759,539)
                                                      ============    ============

Earnings (loss) per share:
   Basic                                              ($      0.03)   ($      0.05)
                                                      ============    ============
   Diluted                                            ($      0.03)   ($      0.05)
                                                      ============    ============

Weighted average number of shares outstanding:
   Basic                                                15,398,677      15,398,677
                                                      ============    ============
   Diluted                                              15,398,677      15,398,677
                                                      ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          June 30,       March 31,
                                                            2005           2005
                                                        (Unaudited)
                                                        ------------   ------------
A S S E T S
-----------
Current assets:
   Cash and cash equivalents                            $  5,643,220   $  4,591,746
   Investments in marketable securities                    1,662,276      1,438,346
   Accounts receivable, (net of allowances of
       $577,746 and $576,832, respectively)               20,408,994     20,297,743
   Other receivables, (net of allowances of
       $3,718,954, respectively)                           6,937,605      6,211,793
   Prepaid Taxes                                              50,823         41,530
   Deferred income taxes                                   5,786,881      5,786,881
   Employee receivables                                       50,346         42,912
   Prepaid expenses and other current assets                 812,657        945,786
                                                        ------------   ------------
      Total current assets                                41,352,802     39,356,737
                                                        ------------   ------------

Property and equipment, net                                4,111,996      4,356,537
                                                        ------------   ------------

Other assets:
   Excess of cost over fair value of assets acquired
      (net of accumulated amortization of $5,825,405)      1,637,290      1,637,290
   Deferred income taxes                                  17,735,592     17,639,485
   Deferred direct costs                                 202,816,694    198,333,403
   Investments in marketable securities                      369,588        605,412
   Restricted cash                                           800,000        800,000
   Split dollar life insurance policies                      900,145        900,145
   Other assets                                               36,456         34,830
                                                        ------------   ------------
          Total other assets                             224,295,765    219,950,565
                                                        ------------   ------------
                    Total Assets                        $269,760,563   $263,663,839
                                                        ============   ============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,         March 31,
                                                                              2005              2005
                                                                           (Unaudited)
                                                                          -------------    -------------
LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
------------------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease obligations   $     507,882    $     541,626
     Insurance premiums payable                                              40,346,641       38,721,325
     Accounts and commissions payable                                         8,046,201        7,952,621
     Claims Liability - Reliance                                              2,479,760        2,930,559
     Accrued expenses and other current liabilities                           5,107,585        3,776,199
                                                                          -------------    -------------
          Total current liabilities                                          56,488,069       54,487,885
                                                                          -------------    -------------

Deferred revenues                                                           240,349,294      235,588,801
Claims Liability - Reliance                                                   1,725,697        1,833,385
Long-term debt and capital lease obligations                                    973,429          923,984
Deferred rent payable                                                           444,328          469,468
                                                                          -------------    -------------
      Total liabilities                                                     299,980,817      293,273,523
                                                                          -------------    -------------

Commitments and contingencies                                                        --               --

Stockholders' Capital Deficiency:
   Preferred stock - $.0007 par value authorized - 15,000,000 Shares
        issued  - none at June 30, 2005 and March 31, 2005                           --               --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,586,283 shares at June 30, 2005 and March 31, 2005
                                                                                116,106          116,106
   Additional paid-in capital                                                23,800,228       23,800,228
   Loans to directors and officers                                          (11,103,018)     (11,032,065)
   Accumulated other comprehensive income, net of taxes                         228,898          232,456
   Deficit                                                                  (39,074,910)     (38,538,852)
                                                                          -------------    -------------
                                                                            (26,032,696)     (25,422,127)
Treasury stock - at cost, 1,187,606 shares at June 30, 2005 and
   March 31, 2005                                                            (4,187,558)      (4,187,558)
                                                                          -------------    -------------
        Total Stockholders' Capital Deficiency                              (30,220,254)     (29,609,685)
                                                                          -------------    -------------

                                                                          -------------    -------------
           Total Liabilities and Stockholders' Capital Deficiency         $ 269,760,563    $ 263,663,839
                                                                          =============    =============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Three Months
                                                                    Ended June 30,
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                          $   (536,058)   $   (759,539)
  Total adjustments to reconcile net loss to net cash
     provided by operating activities:                          1,864,437       1,868,979
                                                             ------------    ------------
Net cash flows provided by operating activities                 1,328,379       1,109,440

Cash flows from investing activities:
  Property and equipment purchased                               (100,664)        (45,392)
  Purchase of marketable securities                               (25,000)       (525,000)
  Proceeds from sales of marketable securities                     20,000         500,000
                                                             ------------    ------------
Net cash used by investing activities                            (105,664)        (70,392)
                                                             ------------    ------------

Cash flows used in financing activities:
    Repayments, notes and capital leases                         (171,241)       (175,800)
                                                             ------------    ------------

Net increase in cash and cash equivalents                       1,051,474         863,248

Cash and cash equivalents at beginning of period                4,591,746       5,229,773
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $  5,643,220    $  6,093,021
                                                             ------------    ------------

Supplemental Cash Flow Information:
Cash payments for:
   Interest                                                  $     43,845    $     38,950
                                                             ------------    ------------
   Income taxes                                              $    131,651    $     48,650
                                                             ------------    ------------

Non-Cash investing and financing activities:
    Property and equipment financed through capital leases   $    186,942    $    187,820
                                                             ------------    ------------
    Increase in loans to officers and directors              $    (70,953)   $    (70,953)
                                                             ------------    ------------

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)

1.  THE COMPANY
    -----------

    Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis in the Automotive Consumer Products and Direct segments, the Company contracts with highly rated independent insurance companies or risk retention groups to provide coverage for the Plans to be sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans. In the Home segment, the Company is self insured.

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

    The Plans for the Automotive, Consumer Products and Direct segments generally have terms extending up to one hundred twenty (120) months or, in the case of mileage based Plans, up to one hundred fifty thousand (150,000) miles. All repairs and/or replacements required under these Plans are performed by independent third party repair facilities or dealers. The cost of any repair or replacement under these plans is generally paid by the insurance company or retention group with which the Company has contracted to provide coverage for the Plan. Plans for the Home segment are generally for twelve months. The cost of any repair or replacement for plans in the Home segment is paid for by the Company.

2.  BASIS OF PRESENTATION
    ---------------------

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation, its subsidiaries, all of which are wholly owned, and certain transactions involving Butler Financial Solutions, LLC ("Butler") due to its related interest with the Company. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

3.  ACCOUNTS RECEIVABLE
    -------------------

    Significant Customer In Bankruptcy - On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represent 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005, making it the Company's and Consumer Products segment's largest customer. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contact with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. At present, Ultimate is current in its payments to Warrantech with respect to sales subsequent to January 11, 2005 " post-petition sales ". At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 " pre-petition sales" and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, it is impossible to estimate what Warrantech will recover on its claim. Final Bankruptcy Court settlements are expected to take place during the third fiscal 2006 quarter.

    In separate orders dated April 19, 2005, the Court approved the following two actions. Thirty (30) of Ultimate's stores were scheduled for closing and a liquidator was retained to dispose of existing inventory. The liquidator was authorized by the Court to sell Warrantech service contracts during the liquidation period in accordance with the terms of the existing Ultimate contract. At this time, the liquidation has been substantially completed. The remaining stores were purchased by Mark Wattles, the principal shareholder of Ultimate, through an entity named Ultimate Acquisition Partners, L.P. ("Acquisition"). As part of the Purchase Agreement, Acquisition was given until August 31, 2005, to decide if it wants to assume Ultimate's contract with Warrantech. If it chooses to assume the contract, it must reach an agreement with Warrantech with respect to satisfaction of Warrantech's pre-petition claim. Until such decision is made, Acquisition can continue to sell Warrantech service contracts in accordance with the terms of the Ultimate contract. If Acquisition elects not to assume the existing Ultimate contract, it can negotiate a new agreement with Warrantech (in which no cure payment would be legally required) or it can select a new service contract provider. The parties are currently contesting a number of procedural issues. At this time, no such decision has been made.

    At June 30, 2005, the Company was owed $3.7 million by Ultimate. The Company has filed a proof of claim for $3.27 million with the bankruptcy court. No provision for bad debts has been recorded as of June 30, 2005.

4.  OTHER RECEIVABLES
    -----------------

    The nature and amounts of Other Receivables as of June 30, 2005 and March 31, 2005 are as follows:

                                                                       ----------------------------
                                                                         June 30,        March 31,
                                                                           2005            2005
                                                                       ------------    ------------
       Other receivables, net
          Due from insurance companies                                 $  5,639,715    $  5,334,621
          Due from insurance companies - reimbursement of legal fees      3,718,954       3,718,954
          Due from insurance companies - profit sharing                      41,920          41,920
          Due from dealers                                                  355,992         384,304
                                                                       ------------    ------------
               Due from insurance companies/dealers                       9,756,581       9,478,799
          Agent advances                                                     65,391          61,787
          Other                                                             834,587         389,161
                                                                       ------------    ------------
                                                                         10,656,559       9,930,747
       Allowance for doubtful accounts                                   (3,718,954)     (3,718,954)
                                                                       ------------    ------------
       Total other receivables, net                                    $  6,937,605    $  6,211,793
                                                                       ============    ============

         The following table sets forth the carrying amounts and fair values of the Company's other receivables at June 30, 2005.

                                                  Expected Maturity Date
                         ----------------------------------------------------------------------------
                            2005         2006         2007         2008         2009       Thereafter    Total      Fair Value
                         ----------   ----------   ----------   ----------   ----------    ----------  ----------   ----------
Other receivables, net   $6,937,605           --           --           --           --           --   $6,937,605   $6,937,605

5.  COMPREHENSIVE INCOME (LOSS)
    ---------------------------

         The components of comprehensive income (loss) are as follows:

                                                          For the Three Months Ended
                                                                    June 30,
                                                         ----------------------------
                                                             2005            2004
                                                         ------------    ------------
         Net income (loss)                               ($   536,058)   ($   759,539)
         Other comprehensive income (loss), net of tax
            Unrealized gain (loss) on investments               2,108         (11,123)
            Foreign currency translation adjustments           (5,666)        (53,256)
                                                         ------------    ------------
         Comprehensive income (loss)                     ($   539,616)   ($   823,918)
                                                         ============    ============

         Comprehensive income (loss) per share:          ($      0.04)   ($      0.05)
                                                         ============    ============

         The components of accumulated comprehensive income are as follows:

                                                           June 30,        March 31,
                                                             2005            2005
                                                         ------------    ------------
         Unrealized gain/(loss) on investments           ($     2,183)   $     (4,291)
         Accumulated translation adjustments                  231,081         236,747
                                                         ------------    ------------
         Accumulated other comprehensive income          $    228,898    $    232,456
                                                         ============    ============

6.  EARNINGS PER SHARE
    ------------------

    The following table sets forth the calculation of earnings per share for the three months ended June 30, 2005 and 2004.

                                                             For the Three Months Ended
                                                                      June 30,
                                                            ----------------------------
                                                                2005            2004
                                                            ------------    ------------
         Numerator:
            Net income (loss ) applicable to common stock   ($   536,058)   ($   759,539)
                                                            ============    ============
         Denominator:
             Average outstanding shares used in the
                   computation of per share earnings:
              Common stock issued - Basic shares              15,398,677      15,398,677
                                                            ============    ============
                                  - Diluted shares            15,398,677      15,398,677
                                                            ============    ============
         Earnings (loss) per common share:
            Basic                                           ($      0.03)   ($      0.05)
                                                            ============    ============
            Diluted                                         ($      0.03)   ($      0.05)
                                                            ============    ============

7.  STOCK OPTION PLAN
    -----------------

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

                                                    For the Three Months Ended
                                                             June 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Net income (loss) as reported                      ($   536,058)   ($   759,539)
Net income (loss) pro forma                        ($   561,511)   ($   782,286)
Shares - Basic                                       15,398,677      15,398,677
Basic earnings (loss) per share as reported        ($      0.03)   ($      0.05)
Basic earnings (loss) per share pro forma          ($      0.03)   ($      0.05)


    The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended June 30, 2005 and 2004, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

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

    Presented below is a summary of the status of the stock options in the plan and the related transactions for the three months ended June 30, 2005 and 2004.

                                                            2005                          2004
                                                 ---------------------------------------------------------
                                                                 Weighted                      Weighted
                                                                 Average                       Average
                                                                 Exercise                      Exercise
                                                      Shares       Price            Shares       Price
                                                 ---------------------------------------------------------
Options outstanding at beginning of the period      1,514,803   $       1.16      1,332,789   $       1.35
Granted                                                    --             --             --             --
Canceled/Surrendered                                    4,000   $     1.3125             --             --
Exercised                                                  --             --             --             --
Forfeited                                                  --             --             --             --
                                                 ---------------------------------------------------------
Options outstanding at end of period                1,510,803   $       1.16      1,332,789   $       1.35
                                                 =========================================================

                                                 ---------------------------------------------------------
Options exercisable at end of period                  899,096   $       0.78        764,604   $       1.35
                                                 =========================================================

    The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the three months ended June 30, 2005 and 2004 was is $0.00 and $0.54, respectively.

    Other Stock Options - The Company may issue options to purchase the Company's common stock to officers, non-employees, non-employee directors or others as part of settlements in disputes and/or incentives to perform services for the Company. The Company accounts for stock options issued to vendors and non-employees of the Company under SFAS No. 123 "Accounting for Stock-based Compensation." The fair value of each option grant is estimated on the date of grant, using the Black-Scholes option-pricing model, is charged to operations utilizing weighted average assumptions identical to those used for options granted to employees.

    The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at June 30, 2005.

                                                  Stock Options                 Stock Options
                                                  Outstanding                    Exercisable
                                         -----------------------------   --------------------------
                                                            Weighted                      Weighted
                                                            Average                       Average
                                                            Exercise                      Exercise
        Range Of Exercise Prices            Shares           Price          Shares         Price
        ------------------------------   ------------     -----------    -----------    -----------
        $0.42 to $0.94                        828,016     $      0.76        548,015    $      0.80
        $1.00 to $1.02                      1,728,432     $      1.00      1,659,804    $      1.00
        $1.26 to $1.595                       578,065     $      1.41        518,065    $      1.39
        $3.25 to $3.375                       101,290     $      3.26        101,290    $      3.26
                                         ------------     -----------    -----------    -----------
        Total at June 30, 2005              3,235,803     $      1.08      2,827,174    $      1.11
                                         ============     ===========    ===========    ===========

8.  SEGMENTS
    --------

    The Company operates in four major business segments: Automotive, Consumer Products, Direct and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, motorcycles, recreational vehicles and automotive components, which are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment develops, markets and administers extended warranties and product replacement plans on household appliances, consumer electronics, televisions, computers, home office equipment and homes which are sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers. The Direct segment markets Automotive and Consumer Products warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States and Canada predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean. Other includes intersegment eliminations of revenues and receivables and net unallocated Corporate expenses and Butler.

                                         Consumer                                       Reportable
Three Months Ended      Automotive       Products*        Direct*      International     Segments         Other           Total
June 30, 2005          ------------    ------------    ------------    -------------   ------------    ------------    ------------
-------------
Revenues                 19,079,502       8,330,260       3,024,645       1,185,432      31,619,839              --      31,619,839
Intercompany revenues       896,798         442,212          11,016         100,917       1,450,943      (1,450,943)             --
Profit (loss) from
  operations                209,004         853,343         357,435        (300,915)      1,118,867      (1,763,880)       (645,013)
Pretax income (loss)       (691,153)        207,025           9,208        (287,666)       (762,586)        255,952        (506,634)
Net interest income
  (expense)                 (85,372)        (40,836)                         12,752        (113,456)         80,337         (33,119)
Depreciation/
  amortization               66,467         119,525          19,117          19,398         224,507         307,640         532,147
Total assets            187,487,054      66,902,595       3,881,790      10,052,782     268,324,221       1,436,342     269,760,563

June 30, 2004
-------------
Revenues                 21,828,089       7,668,774       1,687,719       1,823,554      32,994,936              --      32,994,936
Intercompany revenues            --          13,199              --         258,789         271,988        (271,988)             --
Profit (loss) from
  operations               (262,236)        371,494         110.951          96,792         317,001      (1,680,559)     (1,363,558)
Pretax income (loss)     (1,114,110)        (47,981)       (421.652)         95,973      (1,487,770)        302,853      (1,184,917)
Net interest income
  (expense)                 (14,508)        (16,804)             --              25         (31,287)         88,962          57,675
Depreciation/
  amortization               81,839         232,690          14.068          19,931         348,528         379,961         728,489
Total assets            189,604,825      62,292,699       5,267,960       4,704,522     261,870,006      6,341,3235     268,211,241

* Prior year reclassified for comparability.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to,

    o prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services,
    o availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel,
    o changes in the terms or availability of insurance coverage for the Company's programs,
    o   regulatory or legal changes affecting the Company's business,
    o loss of business from, or significant change in relationships with, any major customer,
    o the Company's ability to replace lost revenues in its Automotive segment,
    o the ability to successfully identify and contract new business opportunities, both domestically and internationally,
    o the ability to secure necessary capital for general operating or expansion purposes,
    o   the adverse outcomes of litigation,
    o the outcome of the bankruptcy proceedings involving Ultimate Electronics, Inc. (discussed below),
    o the non-payment of notes due from an officer and two directors of the Company in 2007, which would result in a charge against earnings in the period in which the event occurred,
    o the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay claims under the service contracts,
    o the termination of extended credit terms being provided by the Company's current insurance company, and
    o   the illiquidity of the Company's stock.

Should one or more of these or any other risks or uncertainties materialize or develop in a manner adverse to the Company, or should the Company's underlying assumptions prove incorrect, actual results of operations, cash flows and/or the Company's financial condition may vary materially from those anticipated, estimated or expected.

Significant Customer In Bankruptcy
----------------------------------

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

         At June 30, 2005, the Company was owed $3.7 million by Ultimate, in which the Company has filed a proof of claim for $3.27 million with the bankruptcy court. The remaining balance has subsequently been paid. No provision for bad debts has been recorded as of the fiscal year ended March 31, 2005.

Results of Operations
---------------------

                                 Gross Revenues
                                           For the Three Months June 30,
                                           -----------------------------
                                               2005             2004
                                           ------------     ------------

          Automotive segment               $ 19,079,502     $ 21,828,089
          Consumer Products segment           8,330,260        7,668,774
          Direct                              3,024,645        1,687,719
          International segment               1,185,432        1,823,554
                                           ------------     ------------
             Total gross revenues          $ 31,619,839     $ 32,994,936
                                           ============     ============

Gross revenues for the period ended June 30, 2005 decreased $1,375,097, or 4%, over the same period in 2004. The Consumer Products segment reported increased gross revenues of $661,486 or 9% in the period ended June 30, 2005 over 2004, primarily due to the increased sales from existing customers. The Direct segment increased $1,336,926 due to the commencement of direct marketing for automotive contracts. The Automotive and International segments reported a $2,748,587 or 13% and $638,122 or 35% decrease in gross revenues, respectively, during the period ended June 30, 2005 compared to the same period in 2004, primarily due to a loss of customers.

                                  Gross Profit

                                           For the Three Months June 30,
                                           -----------------------------
                                               2005             2004
                                           ------------     ------------

          Automotive segment               $  1,775,529     $  1,787,342
          Consumer Products segment           2,549,929        2,312,707
          Direct                              1,342,204        1,019,628
          International segment                 412,122        1,182,520
          Other                                 140,385          159,220
                                           ------------     ------------
             Total gross profit            $  6,220,169     $  6,461,417
                                           ============     ============

Gross Profit for the quarter ended June 30, 2005 decreased $241,248 or 4% over the same period in 2004. The Automotive segment gross profit increased $11,813 during the fiscal period ended June 30, 2005 compared to 2004. The Consumer Products segment gross profit increased $ $237,222 or 10% during the fiscal period ended June 30, 2005 compared to the same period in 2004. The Direct segment increased $322,576 or 32% during the fiscal period ended June 30, 2005 compared to the same period in 2004. The International segment gross profit decreased $770,398, or 65%, during period ended June 30, 2005 compared to the same period in 2004.

                                      SG&A

                                                 For the Three Months June 30,
                                                 -----------------------------
                                                     2005             2004
                                                 ------------     ------------

   Service, selling and general administrative   $  6,333,035     $  6,965,207
                                                 ============     ============

Service, selling and general and administrative ("SG&A") for the quarter ended June 30, 2005 decreased $632,172, or 9%, compared to the same quarter in the prior year. Legal and consulting expenses decreased $431,200 for the period ended June 30, 2005 compared to the 2004 period, primarily because of the reduced legal advise required in 2005 on SEC matters that were resolved in 2004 and a legal recovery of $141,590 in 2005. Employee costs were lower at $4,075,823 during the period ended June 30, 2005, compared to $4,299,729 in the period ended June 30, 2004, primarily due to the Company's further use of technology.

                          Depreciation and amortization

                                          For the Three Months June 30,
                                          -----------------------------
                                              2005             2004
                                          ------------     ------------

          Depreciation and amortization   $    532,147     $    728,489
                                          ============     ============

Depreciation and amortization expenses were reduced by $196,342, or 27%, during period ended June 30, 2005 compared to the same period for 2004. This decrease is the result of the Company's efficient use of its assets maturing and a reduced requirement for capital expenditures for the past few years.

                             Provision for bad debts

                                    For the Three Months June 30,
                                    -----------------------------
                                        2005             2004
                                    ------------     ------------

                 Bad Debt Expense   $         --     $    131,279
                                    ============     ============


Provision for bad debts decreased $131,279, during period ended June 30, 2005 compared to the same period for 2004, as a result of the Company being adequately reserved for anticipated future bad debts.

                                  Other Income

                                         For the Three Months June 30,
                                         -----------------------------
                                             2005             2004
                                         ------------     ------------

         Interest and dividend income    $    151,612     $    150,637

         Interest expense                    (184,731)         (92,962)

         Gain (loss) on sale of assets             --            1,100
         Credit card usage rebate             171,000          120,000
         Miscellaneous income                     497             (134)
                                         ------------     ------------
               Total other income        $    138,379     $    178,641
                                         ============     ============

Other income for quarter ended June 30, 2005 decreased $40,262 compared to the quarter ended June 30, 2004 due to a $91,769 increase in interest expense, which was partially offset by a $51,000 increase in credit card usage rebate income.

                          Income Tax Expense (Benefit)

                                          For the Three Months June 30,
                                          -----------------------------
                                              2005             2004
                                          ------------     ------------

         Income taxes expense (benefit)   $     29,424     ($   425,378)
                                          ============     ============

For the period ended June 30, 2005, income taxes were an expense of $29,424 compared to a benefit of $425,378 in the period ended June 30, 2004, due primarily from the effect of the difference in the effective rate of tax on international income (loss) compared to the United States statutory rate which was applied to the international loss in the current period versus the rate applied to international segments income in the prior year period. Additionally, the amount of tax withheld on foreign distribution remunerated to the United States increase $96,126 over the prior year period.

Liquidity and Financial Resources
---------------------------------

During the three months ended June 30, 2005, the Company had a net increase in cash and cash equivalents of $1,051,474, which was primarily generated by operating activities to fund working capital. Working capital was a negative $15.1 million at June 30, 2005 compared to a negative $8.8 million at June 30, 2004, primarily due to the payments made on the Reliance claims reserve and the provision for uncollectability of $3.7 in other receivables in 2005.

The Company believes that internally generated funds and extended terms, combined with the $3 million line of credit from GAIC ("Great American Insurance Company"), will be sufficient to finance its current operations for at least the next twelve months. The Company is actively seeking additional lines of credit to fund working capital to supplement or replace the line of credit offered from GAIC. The Company is aggressively pursuing new business both domestically and internationally to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

The effect of inflation has not been significant to the Company.

Commitments
-----------

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the three months ended June 30, 2005 amounted to $186,942 compared to $187,820 during the three months ended June 30, 2004.

Set forth below is information about the Company's commitments outstanding at June 30, 2005.

                                                     Payments due by period
                            ------------------------------------------------------------------------
                                             Less than       1 - 3          3 - 5        More than
     Commitment Type           Total          1 year         Years          Years         5 years
-------------------------   ------------   ------------   ------------   ------------   ------------
Capital lease obligations   $  1,950,868   $    708,073   $  1,151,968   $     90,827   $         --
Operating leases               9,755,070      1,252,959      2,489,535      2,576,818      3,435,758
Employment agreements          6,726,723      2,697,437      3,815,536        213,750             --
Claims loss liability          4,205,457      2,479,760      1,695,603         27,080          3,014
                            ------------   ------------   ------------   ------------   ------------
   Total commitments        $ 22,638,118   $  7,138,229   $  9,152,642   $  2,908,475   $  3,438,772
                            ============   ============   ============   ============   ============

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the Company's Consolidated Financial Statements set forth in the "Item 8. - Financial Statements and Supplementary Data," in the Company's Annual Report on Form 10-K for the year ended March 31, 2005, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following lists some of the Company's critical accounting policies affected by judgments, assumptions and estimates.


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

Income Taxes

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At June 30, 2005, the Company had deferred tax assets of $23,522,473, net of a valuation allowance of $1,297,655.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

As of June 30, 2005, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

Principal amounts by expected maturity as of June 30, 2005 of marketable securities are as follows:

                                        Expected Maturity Date as of June 30,
                       ---------------------------------------------------------------------------
                           2005           2006         2007        2008        2009     Thereafter   Total Cost     Fair Value
                       -----------    -----------  -----------  ----------  ----------  ----------   -----------    -----------
Available for sale
securities             $ 1,650,000    $   365,000           --          --          --          --   $ 2,015,000    $ 2,031,864
       Interest rate          3.72%          3.72%          --          --          --          --          3.72%


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

       This case was originally brought in the District Court of Tarrant County, Texas, 17th Judicial District. On March 19, 2004, Defendant San Antonio filed a notice of removal to the United States District Court which motion was joined by all other defendants. Following removal, Lloyd's filed a motion to remand the case to state court. Upon consideration of the arguments and authorities submitted by all parties, Judge McBryde denied Lloyd's motion with the result that the case will be tried in United States District Court. At present, the parties are complying with certain orders issued by Judge McBryde and are continuing their discovery efforts. A number of motions are pending in both state and federal court with oral arguments scheduled for July and August.

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

       Universal served Warrantech with a Demand for Arbitration, dated October 15, 2004, seeking to recover a portion of the fees Warrantech received to provide administrative services under the contracts, approximating $2,155,000, together with interest thereon from the effective date of termination. Subsequent to receipt of Universal's Demand for Arbitration, Warrantech commenced an action against Universal in the State of Connecticut to recover fees owed to Warrantech pursuant to the terms of a certain Fee Agreement. Although it is difficult at this time to determine the exact amount owed to Warrantech, it is believed that the amount will be in excess of $1,000,000. Universal has moved in local court to have the Connecticut action combined with the arbitration in Puerto Rico. In response to that motion, Warrantech has moved to have the Connecticut action remanded to federal court in Connecticut. The parties are currently contesting a number of procedural issues. No discovery has taken place as yet.

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

          (b)     Reports on Form 8-K
                  -------------------

                  Date               Item Reported                             Financial Statements Filed
                  ----               -------------                             --------------------------

                  June 21, 2005      Item 5.03 -  Amendments to Articles of    None
                                     Incorporation or Bylaws; Change in
                                     Fiscal Year

                                       20

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


Dated: August 12, 2005