Form 10-Q
period 2005-09-30
WARRANTECH CORP
filed 2005-11-15
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q
(Mark One)
       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2005
                                               ------------------

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ___________________ to ____________________

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                             Outstanding at November 1, 2005
---------------------------------------          -------------------------------
Common stock, par value $.007 per share                 15,467,008 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                       Page No.
                                                                       --------
                         PART I - Financial Information


Item 1:  Financial Statements

         Condensed Consolidated Statements of Operations -
           For the Three and Six Months Ended
           September 30, 2005 and 2004 (Unaudited) .....................      2

         Condensed Consolidated Balance Sheets at
           September 30, 2005 (Unaudited) and March 31, 2005............      3

         Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended
           September 30, 2005 and 2004 (Unaudited)......................      4

         Notes to Condensed Consolidated Financial Statements...........      6

Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................     12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....     19

Item 4:  Controls and Procedures........................................     19


                           PART II - Other Information


Item 1:  Legal Proceedings..............................................     20

Item 2:  Changes in Securities and Use of Proceeds and Issuer
            Purchases of Equity Securities..............................     21

Item 3:  Defaults Upon Senior Securities................................     21

Item 4:  Submission of Matters to a Vote of Security Holders............     21

Item 5:  Other Information..............................................     22

Item 6:  Exhibits and Reports on Form 8-K...............................     22

Signature ..............................................................     23

PART I  -  Financial Information


      Item 1:  Financial Statements
               --------------------

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months Ended       For the Six Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    ----------------------------
                                                          2005            2004            2005            2004
                                                      ------------    ------------    ------------    ------------
Gross revenues                                        $ 32,523,478    $ 23,567,267    $ 64,143,317    $ 56,562,203
                                                      ------------    ------------    ------------    ------------
     Net (increase) decrease in deferred revenues       (3,395,626)      1,249,823      (8,156,120)     (7,883,622)
                                                      ------------    ------------    ------------    ------------
Net revenues                                            29,127,852      24,817,090      55,987,197      48,678,581

Direct costs                                            22,760,337      19,138,847      43,399,513      36,538,921
                                                      ------------    ------------    ------------    ------------
Gross profit                                             6,367,515       5,678,243      12,587,684      12,139,660
                                                      ------------    ------------    ------------    ------------
Operating expenses
   Service, selling, and general and administrative      6,992,014       6,671,319      13,325,049      13,636,526
   Provision for bad debt expense                               --         111,278              --         242,557
   Depreciation and amortization                           481,055         722,187       1,013,202       1,450,676
                                                      ------------    ------------    ------------    ------------
Total costs and expenses                                 7,473,069       7,504,784      14,338,251      15,329,759
                                                      ------------    ------------    ------------    ------------

Income (loss) from operations                           (1,105,554)     (1,826,541)     (1,750,567)     (3,190,099)
Other income                                               310,568         328,589         448,947         507,230
                                                      ------------    ------------    ------------    ------------

Income (loss) before provision for income taxes           (794,986)     (1,497,952)     (1,301,620)     (2,682,869)
Provision (benefit) for income taxes                       (80,380)         96,086         (50,956)       (329,292)
                                                      ------------    ------------    ------------    ------------

Net income (loss)                                     $   (714,606)   $ (1,594,038)   $ (1,250,664)   $ (2,353,577)
                                                      ============    ============    ============    ============

Earnings (loss) per share:
    Basic                                             ($      0.05)   ($      0.10)   ($      0.08)   ($      0.15)
                                                      ============    ============    ============    ============
    Diluted                                           ($      0.05)   ($      0.10)   ($      0.08)   ($      0.15)
                                                      ============    ============    ============    ============

Weighted average number of shares outstanding:
    Basic                                               15,406,992      15,389,412      15,402,857      15,394,020
                                                      ============    ============    ============    ============
    Diluted                                             15,427,992      15,732,312      15,423,857      15,672,932
                                                      ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         September 30,
                                                             2005         March 31,
                                                          (Unaudited)       2005 *
                                                         ------------   ------------
                   ASSETS
                   ------
Current assets:
  Cash and cash equivalents                              $  6,294,356   $  4,591,746
  Investments in marketable securities                      1,428,892      1,438,346
  Accounts receivable, (net of allowances of $566,395      20,904,431     20,297,743
      and $576,832, respectively)
  Other receivables, (net of allowances of $3,718,954)      2,990,139      1,920,290
  Employee receivables                                         47,354         42,912
  Deferred income taxes                                     5,786,881      5,786,881
  Prepaid taxes                                                57,328         41,530
  Prepaid expenses and other current assets                   873,721        945,786
                                                         ------------   ------------
        Total current assets                               38,383,102     35,065,234
                                                         ------------   ------------

Property and equipment, net                                 3,746,046      4,356,537

Other assets:
  Excess of cost over fair value of assets acquired
   (net of accumulated amortization of $5,825,405)          1,637,290      1,637,290
  Deferred income taxes                                    17,928,706     17,639,485
  Deferred direct costs                                   206,471,984    198,333,403
  Investments in marketable securities                        497,976        605,412
  Restricted cash                                             800,000        800,000
  Split dollar life insurance policies                        900,145        900,145
  Other assets                                                 20,230         34,830
                                                         ------------   ------------
          Total other assets                              228,256,331    219,950,565

                                                         ------------   ------------
                    Total Assets                         $270,385,479   $259,372,336
                                                         ============   ============

*reclassified for comparability.

     See accompanying notes to condensed consolidated financial statements.

                          WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,
                                                                               2005          March 31,
                                                                            (Unaudited)         2005 *
                                                                           -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
---------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease obligations    $     455,914    $     541,626
     Insurance premiums payable (net of insurance carrier receivables of
            $4,534,850 at September 30, 2005 and $4,291,503
             at March 30, 2005)                                               38,844,067       34,429,822
     Accounts and commissions payable                                          8,379,143        7,952,621
     Claims liability - Reliance                                               2,129,165        2,930,559
     Accrued expenses and other current liabilities                            4,780,000        4,341,754
                                                                           -------------    -------------
          Total current liabilities                                           54,588,289       50,196,382
                                                                           -------------    -------------

Deferred revenues                                                            243,744,921      235,588,801
Claims liability - Reliance                                                    1,675,306        1,833,385
Long-term debt and capital lease obligations                                     888,754          923,984
Deferred rent payable                                                            449,187          439,468
                                                                           -------------    -------------
   Total liabilities                                                         301,346,457      288,982,020
                                                                           -------------    -------------

Commitments and contingencies                                                         --               --

Stockholders' equity (Capital deficiency):
   Preferred stock - $.0007 par value authorized - 15,000,000                         --               --
      Shares issued  - none at September 30, 2005 and March 31, 2005
   Common stock - $.007 par value authorized - 30,000,000
       Shares issued  - 16,654,614 shares at                                     116,106          116,106
       September 30, 2005 and 16,586,283 at March 31, 2005
   Additional paid-in capital                                                 23,800,228       23,800,228
   Loans to directors and officers                                           (11,174,753)     (11,032,065)
   Accumulated other comprehensive income, net of taxes                          274,514          232,456
   Retained earnings (deficit)                                               (39,789,516)     (38,538,852)
                                                                           -------------    -------------
                                                                             (26,773,421)     (25,422,127)

   Treasury stock - at cost, 1,187,606 shares at
       September 30, 2005 and March 31, 2005                                  (4,187,557)      (4,187,557)
                                                                           -------------    -------------
        Total Stockholders' Equity (Capital Deficiency)                      (30,960,978)     (29,609,684)
                                                                           -------------    -------------

                                                                           -------------    -------------
        Total Liabilities and Stockholders' Equity (Capital Deficiency)    $ 270,385,479    $ 259,372,336
                                                                           =============    =============

*reclassified for comparability.

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               For the Six Months Ended
                                                                     September 30,
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------
Cash flows from operating activities:
  Net loss                                                   $ (1,250,664)   $ (2,353,577)
  Total adjustments to reconcile net income to net cash
     Provided by operating activities:                          3,556,316         870,808
                                                             ------------    ------------
Net cash flows provided (used) in operating activities          2,305,652      (1,482,769)
                                                             ------------    ------------

Cash flows from investing activities:
  Property and equipment purchased                               (176,755)       (292,394)
  Purchase of marketable securities                              (395,000)       (855,000)
  Proceeds from sales of marketable securities                    295,000         950,000
                                                             ------------    ------------
Net cash used in investing activities                            (276,755)       (197,394)
                                                             ------------    ------------

Cash flows from financing activities:
    Purchase of treasury stock                                         --         (23,960)
    Repayments, notes and capital leases                         (326,287)       (350,475)
                                                             ------------    ------------
Net cash used in financing activities                            (326,287)       (374,435)
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents            1,702,610      (2,054,598)

Cash and cash equivalents at beginning of period                4,591,746       5,229,773
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $  6,294,356    $  3,175,175
                                                             ============    ============

Supplemental Cash Flow Information:
Cash payments made during the period:
   Interest                                                  $     85,648    $     76,736
                                                             ============    ============
   Income taxes                                              $    375,647    $    370,276
                                                             ============    ============

Non-cash investing and financing activities:
    Property and equipment financed through capital leases   $    205,345    $    251,884
    Increase in loans to officers and directors              $   (142,688)   $   (142,687)
    Issuance of treasury stock                               $         --    $     23,628

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


1.  THE COMPANY
    -----------

General Information

     Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis in the Automotive Consumer Products, International and Direct segments, the Company contracts with highly rated independent insurance companies or risk retention groups to provide coverage for the Plans to be sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans. In the Home segment, the Company is self insured.

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

     The Plans for the Automotive, Consumer Products, International and Direct segments generally have terms extending up to one hundred twenty (120) months or, in the case of mileage based Plans, up to one hundred fifty thousand (150,000) miles. All repairs and/or replacements required under these Plans are performed by independent third party repair facilities or dealers. The cost of any repair or replacement under these plans is generally paid by the insurance company or retention group with which the Company has contracted to provide coverage for the Plan. Plans for the Home segment are generally for twelve months. The cost of any repair or replacement for plans in the Home segment is paid for by the Company.

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

3.  ACCOUNTS RECEIVABLE
    -------------------

     Significant Customer In Bankruptcy - On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represented 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contract with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. At present, Ultimate is current in its payments to Warrantech with respect to sales subsequent to January 11, 2005 "post-petition sales." At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 "pre-petition sales" and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, Warrantech does not know what it will recover on its claim. Final Bankruptcy Court settlements are expected to take place during the third fiscal 2006 quarter.

     In separate orders dated April 19, 2005, the Court approved actions to close thirty (30) of Ultimate's stores and retain a liquidator to dispose of existing inventory. The liquidator was authorized by the Court to sell Warrantech service contracts during the liquidation period in accordance with the terms of the existing Ultimate contract. The liquidation period has been completed. The remaining stores were purchased by Mark Wattles, the principal shareholder of Ultimate, through an entity named Ultimate Acquisition Partners, L.P. ("Acquisition"). As part of the Purchase Agreement, Acquisition was given until August 31, 2005 and extended to November 15, 2005, to decide if it wants to assume Ultimate's contract with Warrantech. On November 1, 2005, Acquisition notified Warrantech it has elected not to continue selling warranties administered by Warrantech effective November 15, 2005.

     The Company has filed a proof of claim for $3.27 million with the bankruptcy court. No provision for bad debts has been recorded as of September 30, 2005, as there are offsetting liabilities and reserves totaling $2.4 million.

4.  OTHER RECEIVABLES
    -----------------

     The nature and amounts of Other Receivables as of September 30, 2005 and March 31, 2005 are as follows:

                                                                        ------------    ------------
                                                                         September        March 31,
                                                                            2005            2005 *
                                                                        ------------    ------------
        Other receivables, net
           Due from insurance companies                                 $  1,780,819    $  1,043,118
           Due from insurance companies - reimbursement of legal fees   $  3,954,575       3,718,954
           Due from insurance companies - profit sharing                $     41,920          41,920
           Due from dealers                                                  327,211         384,304
                                                                        ------------    ------------
                Due from insurance companies/dealers                       6,104,525       5,188,296
           Agent advances                                                     54,132          61,787
           Other                                                             550,436         389,161
                                                                        ------------    ------------
                                                                           6,709,093       5,639,244
        Allowance for doubtful accounts                                   (3,718,954)     (3,718,954)
                                                                        ------------    ------------
        Total other receivables, net                                    $  2,990,139    $  1,920,290
                                                                        ============    ============

     * Reclassified for insurance carrier receivables to conform with current period presentation.

     The following table sets forth the carrying amounts and fair values of the Company's other receivables at September 30, 2005.

                                                     Expected Maturity Date
                             ---------------------------------------------------------------------------
                                2005         2006         2007         2008         2009      Thereafter      Total     Fair  Value
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   -----------

    Other receivables, net   $2,990,139           --           --           --           --           --   $2,990,139   $2,990,139


5.  COMPREHENSIVE INCOME (LOSS)
    ---------------------------

     The components of comprehensive income (loss) are as follows:

                                                 For the Three Months Ended       For the Six Months Ended
                                                       September 30,                    September 30,
                                                ----------------------------    ----------------------------
                                                    2005            2004            2005            2004
                                                ------------    ------------    ------------    ------------
Net income (loss)                               $   (714,606)   $ (1,594,038)   $ (1,250,664)   $ (2,353,577)
Other comprehensive income (loss), net of tax
   Unrealized gain (loss) on investments              (1,968)          3,139             140          (7,984)
   Foreign currency translation adjustments           47,584           7,294          41,918         (45,962)
                                                ------------    ------------    ------------    ------------
Comprehensive income (loss)                     $   (668,990)   $ (1,583,605)   $ (1,208,606)   $ (2,407,523)
                                                ============    ============    ============    ============

Comprehensive income (loss) per share:          $      (0.04)   $      (0.10)   $      (0.08)   $      (0.16)
                                                ============    ============    ============    ============

     The components of accumulated comprehensive income, net of related tax, as of the periods ended September 30, 2005 and March 31, 2005, are as follows:

                                               September 30,   September 30,
                                                   2005            2004
                                               ------------    ------------
Unrealized gain/ (loss) on investments         $     (4,151)   $     (4,291)
Accumulated translation adjustments                 278,665         236,747
                                               ------------    ------------
Accumulated other comprehensive income         $    274,514    $    232,456
                                               ============    ============


6.  EARNINGS PER SHARE
    ------------------

     The following table sets forth the calculation of earnings per share for the three months and six months ended September 30, 2004 and 2004.

                                                   For the Three Months Ended       For the Six Months Ended
                                                          September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
Numerator:
   Net income (loss) applicable to common stock   ($   714,606)   $ (1,594,038)   ($ 1,250,664)   $ (2,353,577)
                                                  ============    ============    ============    ============
Denominator:
    Average outstanding shares used in the
    Computation of per share earnings:
      Common Stock issued-Basic shares              15,406,992      15,389,412      15,402,857      15,394,020
      Stock Options (treasury method)                   21,000         342,900          21,000         278,912
                                                  ------------    ------------    ------------    ------------
      Diluted shares                                15,427,992      15,732,312      15,423,857      15,672,932
                                                  ============    ============    ============    ============
Earnings (loss) Per Common Share:
   Basic                                          $      (0.05)   $      (0.10)   $      (0.08)   $      (0.15)
                                                  ============    ============    ============    ============
   Diluted                                        $      (0.05)   $      (0.10)   $      (0.08)   $      (0.15)
                                                  ============    ============    ============    ============

7.  STOCK BASED COMPENSATION
    ------------------------

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

                                                                For the Six Months
                                                                Ended September 30,
                                                           ----------------------------
                                                               2005            2004
                                                           ------------    ------------
        Net income (loss) as reported                      $ (1,250,664)   $ (2,353,577)
        Net income (loss) pro forma                        $ (1,301,014)   $ (2,401,445)
        Shares - Basic                                       15,402,857      15,426,520
        Basic earnings (loss) per share as reported        ($      0.08)   ($      0.15)
        Basic earnings (loss) per share pro forma          ($      0.08)   ($      0.16)

     The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended September 30, 2005 and 2004, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

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

     Presented below is a summary of the status of the stock options in the plan and the related transactions for the six months ended September 30, 2005 and 2004.

                                                                  2005                           2004
                                                      ---------------------------------------------------------
                                                                      Weighted                       Weighted
                                                                      Average                        Average
                                                                      Exercise                       Exercise
                                                          Shares        Price           Shares         Price
                                                      ---------------------------------------------------------
     Options outstanding at beginning of the period      1,514,803   $      1.350      1,332,789   $       1.23
     Granted                                               300,000          0.605        308,826           0.68
     Canceled/Surrendered                                 (307,358)            --             --             --
     Exercised                                                  --             --             --             --
     Forfeited                                                  --             --             --             --
                                                      ---------------------------------------------------------
     Options outstanding at end of period                1,507,445   $      1.150      1,641,615   $       1.12
                                                      =========================================================

                                                      ---------------------------------------------------------
     Options exercisable at end of period                  868,619   $      1.268        914,408   $       1.31
                                                      =========================================================

     The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the three months ended September 30, 2005 and 2004 was $0.42 and $0.39, respectively.

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

     The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at September 30, 2005.

                                               Stock Options                 Stock Options
                                                Outstanding                   Exercisable
                                        ---------------------------   ---------------------------
                                                         Weighted                      Weighted
                                                         Average                       Average
                                                         Exercise                      Exercise
          Range Of Exercise Prices         Shares         Price           Price         Shares
          ---------------------------   ------------   ------------   ------------   ------------
          $0.42 to $0.94                     998,017   $       0.72        478,015   $       0.80
          $1.00 to $1.02                   1,728,432   $       1.00      1,669,608   $       1.00
          $1.26 to $1.595                    337,207   $       1.45        277,207   $       1.42
          $3.25 to $3.375                     93,790   $       3.25         93,790   $       3.25
                                        ------------   ------------   ------------   ------------
          Total at September 30, 2005      3,157,446   $       1.03      2,518,620   $       1.09
                                        ============   ============   ============   ============


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

Three Months Ended                           Consumer                                    Reportable
September 30, 2005            Automotive     Products *      Direct *    International    Segments         Other          Total
------------------          -------------  -------------  -------------  -------------  -------------  -------------  -------------
Gross revenues              $  20,797,371  $   7,508,294  $   2,920,500  $   1,297,313  $  32,523,478  $          --  $  32,523,478
Intercompany revenues             731,603        423,132         10,318        186,072      1,351,125   (1,351,1250)             --
Gross profit (loss)             1,958,365      2,413,610      1,397,570        552,798      6,322,343         45,172      6,367,515
Profit (loss) from
  operations                      210,038        570,808        361,477       (349,572)       792,751     (1,898,305)    (1,105,554)
Pretax income (loss)             (654,184)       (63,003)        15,793       (338,740)    (1,040,135)       245,150       (794,986)
Net interest income/expense       (74,856)       (30,113)            --         11,601        (93,368)        82,796        (10,572)
Depreciation/amortization          80,601        121,663         21,196         19,431        242,890        238,164        481,055

September 30, 2004
------------------
Gross revenues              $  11,995,763  $   8,440,877  $   1,553,385  $   1,577,241  $  23,567,266  $          --  $  23,567,267
Intercompany revenues                  --             --         15,806        283,038        298,844       (298,844)            --
Gross profit                    2,076,637      2,647,527      1,130,227       (212,017)     5,642,374         35,869      5,678,243
Profit (loss) from
  operations                      318,186        742,878        163,668       (806,032)       418,700     (2,245,241)    (1,826,541)
Pretax income (loss)             (891,240)       (56,813)      (244,636)      (804,532)    (1,997,222)       499,270     (1,497,952)
Net interest income/expense       (54,888)       (20,791)            --          5,308        (70,371)        51,800        (18,571)
Depreciation/amortization          76,570        232,791         14,137         19,747        343,245        378,942        722,187



Six Months Ended                             Consumer                                    Reportable
September 30, 2005            Automotive     Products *      Direct *    International    Segments         Other          Total
------------------          -------------  -------------  -------------  -------------  -------------  -------------  -------------
Gross revenues              $  39,876,872  $  15,838,554  $   5,945,146  $   2,482,745  $  64,143,317  $          --  $  64,143,317
Intercompany revenues           1,628,402        865,343         21,334        286,989      2,802,068     (2,802,068)            --
Gross profit                    3,733,893      4,963,540      2,739,774        964,920     12,402,127        185,557     12,587,684
Profit (loss) from
  operations                      419,042      1,424,151        718,912       (650,487)     1,911,618     (3,662,185)    (1,750,567)
Pretax income (loss)           (1,345,336)       144,022         25,000       (626,406)    (1,802,720)       501,100     (1,301,620)
Net interest income/expense      (160,228)       (78,949)            --         24,353       (214,824)       163,134        (51,690)
Depreciation/amortization         147,068        241,188         40,313         38,829        467,398        545,804      1,013,202
Total assets                  191,558,066     66,011,454      4,285,768     10,777,351    272,632,639      2,287,690    274,920,329

September 30, 2004
------------------
Gross revenues              $  33,823,852  $  16,109,651  $   3,227,905  $   3,400,795  $  56,562,203  $          --  $  56,562,203
Intercompany revenues                  --             --         29,005        541,827        570,832       (570,832)            --
Gross profit                    3,863,979      4,960,214      2,149,875        970,503     11,944,571        195,089     12,139,660
Profit (loss) from
  operations                       55,950      1,114,371        274,620       (709,240)       735,701     (3,925,800)    (3,190,099)
Pretax income (loss)           (2,005,350)      (104,794)      (666,288)      (708,559)    (3,484,991)       802,122     (2,682,869)
Net interest income/expense       (69,396)       (39,143)            --          1,927       (106,610)       177,104         70,494
Depreciation/amortization         158,409        465,481         28,204         39,678        691,772        758,904      1,450,676
Total assets                  178,563,336     63,520,879      5,165,560      6,128,904    253,378,679      4,240,267    257,618,947

     * Prior year reclassified for comparability.

                     WARRANTECH CORPORATION AND SUBSIDIARIES

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

Significant Customer In Bankruptcy
----------------------------------

On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represented 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contract with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. At present, Ultimate is current in its payments to Warrantech with respect to sales subsequent to January 11, 2005" post-petition sales". At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 " pre-petition sales" and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, Warrantech does not know what it will recover on its claim. Final Bankruptcy Court settlements are expected to take place during the third fiscal 2006 quarter.

In separate orders dated April 19, 2005, the Court approved actions to close thirty (30) of Ultimate's stores and retain a liquidator to dispose of existing inventory. The liquidator was authorized by the Court to sell Warrantech service contracts during the liquidation period in accordance with the terms of the existing Ultimate contract. The liquidation period has been completed. The remaining stores were purchased by Mark Wattles, the principal shareholder of Ultimate, through an entity named Ultimate Acquisition Partners, L.P. ("Acquisition"). As part of the Purchase Agreement, Acquisition was given until August 31, 2005, to decide if it wants to assume Ultimate's contract with Warrantech. On November 1, 2005, Acquisition notified Warrantech it has elected not to continue selling warranties administered by Warrantech effective November 15, 2005.

The Company has filed a proof of claim for $3.27 million with the bankruptcy court. No provision for bad debts has been recorded as of September 30, 2005, as there are offsetting liabilities and reserves totaling $2.4 million.


Insurance Relationships
-----------------------

As of November 1, 2005, Great American and Warrantech mutually agreed to modify their current arrangement to provide for a final extension of the administration agreement through November 27, 2005. Under this extension, Great American will continue to write new business for existing clients through December 31, 2005. In light of certain changes in Great American's strategic direction, Warrantech believes it is in its best interest to establish new insurance relationships. American Resources Insurance Company, an A-rated carrier, has already agreed to underwrite the future business of the Warrantech Direct segment and various auto programs. Warrantech is also in active discussions with a number of other A-rated carriers regarding the future business of its auto and consumer product programs. Warrantech plans to begin writing with one or more of these carriers as soon as transition agreements can be finalized. Until such time, Great American has further agreed to insure Warrantech's business as a fronting carrier for these new insurers until such time as an orderly transition can be completed.


Results of Operations
---------------------

                                           Gross Revenues

                                         For the Three Months          For the Six Months
                                            September 30,                 September 30,
                                     ---------------------------   ---------------------------
                                         2005           2004           2005           2004
                                     ------------   ------------   ------------   ------------
         Automotive segment          $ 20,797,371   $ 11,995,764   $ 39,876,872   $ 33,823,852
         Consumer Products segment      7,508,294      8,440,877     15,838,554     16,109,651
         Direct segment                 2,920,500      1,553,385      5,945,146      3,227,905
         International segment          1,297,313      1,577,241      2,482,745      3,400,795
                                     ------------   ------------   ------------   ------------
            Total gross revenues     $ 32,523,478   $ 23,567,267   $ 64,143,317   $ 56,562,203
                                     ============   ============   ============   ============

Gross revenues for the three month period ended September 30, 2005 increased $8,956,211, or 38%, from the same period in 2004. Gross revenues for the six month period ended September 30, 2005 increased $7,581,114, or 13%, from the same period in 2004.

The Automotive segment reported increased gross revenues of $8,801,607, or 73%, respectively, in the three month period ended September 30, 2005 over 2004 and $6,053,020, or 18%, in the six month period. The increase in gross revenues in the Automotive segment was due to an increase in volume from its business arising from stable premium rates and from its expansion of warranties on used automobiles through new distribution channels of online shopping services, direct marketing and financing source clients.

The Consumer Products segment reported a decrease in gross revenues during the six month period ended September 30, 2005, compared to the same period in 2004, as a result of the loss of two major customers and Ultimate's reduced business attributed to a reduction in the number of its stores operating after its bankruptcy filing, mostly offset by new business and increases in volume from its existing customers.


The Direct segment increased $1,367,115 and $2,717,241 for the three month and six month periods ended September 30, 2005, respectively, due to the commencement of direct marketing programs for automotive contracts that began in November 2004.

The International segment reported decreased gross revenues of $279,928 or 18%, and $918,050 or 27%, respectively, in the three month and six month periods ended September 30, 2005 over 2004. The decrease in gross revenues was due to the loss of a customer in Chile and from lower sales volumes in Puerto Rico due to the discontinuance of auto warranty sales.

                                         Gross Profit

                                        For the Three Months            For the Six Months
                                            September 30,                  September 30,
                                     ---------------------------    ---------------------------
                                         2005           2004            2005           2004
                                     ------------   ------------    ------------   ------------
         Automotive segment          $  1,958,365   $  2,076,637    $  3,733,893   $  3,863,979
         Consumer Products segment      2,413,610      2,647,527       4,963,540      4,960,214
         Direct segment                 1,397,570      1,130,227       2,739,774      2,149,875
         International segment            552,798       (212,017)        964,920        970,503
         Other                             45,172         35,869         185,557        195,089
                                     ------------   ------------    ------------   ------------
            Total gross profit       $  6,367,515   $  5,678,243    $ 12,587,684   $ 12,139,660
                                     ============   ============    ============   ============

Gross profit for the three months and six months ended September 30, 2005 increased $689,272, or 12%, and $448,024, or 4%, over the same period in 2004. Gross profit for the three month period increased within the Direct segment by $267,343, or 23%, and the International segment increased by $764,815 over the same period in 2004. The Automotive segment decreased by $118,272, or 6% and the Consumer Products segment decreased by $130,086, or 3% over the same period in 2004.

Gross profit for the six month period increased within the Direct segment by $589,899, or 27% over the same period in 2004. The Automotive segment decreased by $130,086, or 3%, over 2004, while the Consumer Products and International segments remained flat.

                                      SG&A

                         For the Three Months           For the Six Months
                             September 30,                 September 30,
                      ---------------------------   ---------------------------
                          2004           2004           2005            2004
                      ------------   ------------   ------------   ------------
         Total SG&A   $  6,992,014   $  6,671,319   $ 13,325,049   $ 13,636,526
                      ============   ============   ============   ============

Service, selling and general and administrative ("SG&A") for the three months ended September 30, 2005 increased $320,695, or 5%, compared to the same period in the prior year. Higher employee cost during the three month period was partially offset by lower legal expense.

SG&A for the six months ended September 30, 2005 decreased $311,477 or 2%, compared to the same period in the prior year, due to a reduction in legal expense.

                         Provision for Bad Debts Expense

                                       For the Three Months          For the Six Months
                                        Ended September 30,          Ended September 30,
                                   ---------------------------   ---------------------------
                                       2005           2004           2005           2004
                                   ------------   ------------   ------------   ------------
         Provision for bad debts   $         --   $    111,278   $         --   $    242,557
                                   ============   ============   ============   ============

Provision for bad debts decreased $111,278 and $242,557, during the three month and six month periods ended September 30, 2005 compared to the same period for 2004, as a result of the Company being adequately reserved for anticipated future bad debts.

                          Depreciation and amortization

                                                   For the Three Months           For the Six Months
                                                      September 30,                 September 30,
                                               ---------------------------   ---------------------------
                                                   2005           2004           2005           2004
                                               ------------   ------------   ------------   ------------
         Total depreciation and amortization   $    481,055   $    722,187   $  1,013,202   $  1,450,676
                                               ============   ============   ============   ============

As a result of the maturation of the Company's assets and reduced capital expenditures over the past several years, depreciation and amortization expenses were reduced by $241,132, or 33%, and by $437,474, or 30%, respectively, during the three months and six months ended September 30, 2005 from the same periods in 2004.

                                  Other Income

                                            For the Three Months             For the Six Months
                                               September 30,                   September 30,
                                        ----------------------------    ----------------------------
                                            2005            2004            2005            2004
                                        ------------    ------------    ------------    ------------
         Interest and dividend income   $    149,451    $    137,936    $    301,063    $    288,573
         Interest expense                   (168,022)       (125,118)       (352,753)       (218,080)
         Credit card usage rebate            308,826         316,354         479,826         436,174
         Miscellaneous income                 20,313            (583)         20,811             563
                                        ------------    ------------    ------------    ------------
                  Total other income    $    310,568    $    328,589    $    448,947    $    507,230
                                        ============    ============    ============    ============

Other income for three and six months ended September 30, 2005 decreased compared to the three and six months ended September 30, 2004 as a result of higher interest expense

                          Income Tax Expense (Benefit)

                                                  For the Three Months            For the Six Months
                                                     September 30,                  September 30,
                                              ----------------------------   ----------------------------
                                                  2005            2004           2005            2004
                                              ------------    ------------   ------------    ------------
         Total income tax expense (benefit)   $    (80,380)   $     96,086   $    (50,956)   $   (329,292)
                                              ============    ============   ============    ============

For the three month period ended September 30, 2005, there were income tax benefits of $80,380 compared to an expense of $96,086 in the period ended September 30, 2004, due to a decrease in the amount of tax withheld on foreign distribution remunerated to the United States of $213,759. For the six month period ended September 30, 2005, the income tax benefit was lower as compared to the same period in the prior year, as a result of a reduction in the net loss and foreign taxes withheld.

Liquidity and Financial Resources
---------------------------------

During the six months ended September 30, 2005, the Company had a net increase in cash and cash equivalents of $1,702,610, which was primarily generated by operating activities to fund working capital. Working capital was a negative $16.2 million at September 30, 2005 compared to a negative $12.0 million at September 30, 2004, primarily due to the payments made on the Reliance claims reserve.

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

With the loss of several major customers in the Consumer Products segment and several major customers in the International segments' Chile operations, revenues in those areas are expected to continue to trend lower than the previous year. The Consumer Products segment expects to replace its business by the end of the fiscal year and continues to expand operations in its Home warranty business. The International segment plans to restart its auto warranty operations in Puerto Rico during the 3rd fiscal quarter and significantly reduce employee costs in South America with stringent cost containment measures to offset the loss of revenues. Direct segment revenues are expected to increase as it continues to expand its auto warranty sales direct to the consumer. Automotive segment revenues are expected to continue to increase due to the acquisition of new clients. Stable insurance premium costs have allowed the Company's automotive warranties to be more competitive than in the previous year and the Company has expanded into other distribution channels.

The effect of inflation has not been significant to the Company.

Commitments
-----------

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the six months ended September 30, 2005 amounted to $205,345 compared to $251,884 during the six months ended September 30, 2004.

During the six months ended September 30, 2005, the Company paid out $738,543 in claims related to Reliance compared to $1,165,108 in claims paid in the six months ended September 30, 2004.

Set forth below is information about the Company's commitments outstanding at September 30, 2005.

                                                           Payments due by period
                                 ------------------------------------------------------------------------
                                                  Less than        1 - 3          3 - 5       More than
                                     Total          1 year         Years          Years        5 years
                                 ------------------------------------------------------------------------
Capital lease obligations        $  1,344,668   $    455,913   $    722,350   $    166,405   $         --
Operating leases                    9,928,590      1,307,236      2,608,779      2,576,818      3,435,757
Employment agreements               5,947,489      2,518,937      3,286,052        142,500             --
Reliance claims loss liability      3,804,471      2,129,165      1,650,169         23,931          1,206
                                 ------------------------------------------------------------------------
   Total                         $ 21,025,218   $  6,411,251   $  8,267,350   $  2,909,654   $  3,436,963
                                 ========================================================================

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

Impairment of Long-Lived Assets

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually, or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flows generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of their carrying value or fair value and charging current operations for any measured impairment. At September 30, 2005 and 2004, the Company found no impairment to its property and equipment or its other identifiable intangibles.

Income Taxes

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2005, the Company had deferred tax assets of $23,715,586, net of a valuation allowance of $1,361,973

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

As of September 30, 2005, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

Principal amounts by expected maturity as of June 30, 2005 of marketable securities are as follows:

                                               Expected Maturity Date as of September 30,
                                -----------------------------------------------------------------------
                                  1 year      2 years      3 years     4 years     5 years    Thereafter   Total Cost   Fair Value
                                ----------   ----------   ----------  ----------  ----------  ----------   ----------   ----------
Available for sale securities   $1,425,000   $  495,000           --          --          --          --   $1,920,000   $1,926,868

Interest rate                          3.3%         3.1%          --          --          --          --

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

     This case was originally brought in the District Court of Tarrant County, Texas, 17th Judicial District. On March 19, 2004, Defendant San Antonio filed a notice of removal to the United States District Court which motion was joined by all other defendants. Following removal, Lloyd's filed a motion to remand the case to state court. Although the motion was originally denied, the matter was subsequently returned to state court by Judge McBryde. Warrantech appealed this and several other rulings to the 5th Circuit Court of Appeals. Oral argument was heard on August 29, 2005 and a decision is expected before the end of the year. If the Court determines that remand to the state court was proper, the parties will proceed with scheduled depositions and related discovery in preparation for trial in 2006. If, however, it determines that jurisdiction properly lies with the federal courts, it will also rule on defendant's motions with respect to collateral estoppel and res judicata. A ruling favorable to the defendants on either of these issues could ultimately lead to a successful pre-trial resolution of the entire litigation. The Court is also considering the reinstatement of Warrantech's counterclaim against Lloyds for damages and attorneys' fees.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a) On October 11, 2005, the Annual Meeting of the Stockholders of the Company was held in New York, New York for the purpose of electing a Board of Directors. There were no solicitations in opposition to management's nominees for director as listed in the proxy statement.

(c) Each of the directors nominated by the Board (which number constitutes the entire Board of the Company) and listed in proxy statement was elected with the votes as follows:

            Nominees                Votes For             Votes Withheld
            --------                ---------             --------------

         Joel San Antonio           11,718,000               188,590
         Richard Rodriguez          11,725,189               182,136
         Donald Senderowitz         11,728,024               179,391
         Robert M. Cohen            11,724,999               182,326
         Charles G. Stiene, Esq.    11,728,745               178,580

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

         (b)   Reports on Form 8-K
               -------------------

Date              Item Reported                       Financial Statements Filed
----              -------------                       --------------------------

July 21, 2005     Item 4.01 - Changes in              None
                  Registrant's Certifying Accountant
August 1, 2005    Item 4.01 - Changes in              None
                  Registrant's Certifying Accountant

                                    SIGNATURE
                                    ---------




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       WARRANTECH CORPORATION
                       (Registrant)



                       /s/ RICHARD F. GAVINO
                       ---------------------------------------------------------
                       Richard F. Gavino - Executive Vice President, Principal Financial Officer, Chief Accounting Officer and Treasurer (Chief Financial Officer and Duly Authorized Officer)


Dated: November 14, 2005