Form 10-Q
period 2005-12-31
WARRANTECH CORP
filed 2006-02-14
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-Q
(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended December 31, 2005
                                               -----------------

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period from                       to
                                 ----------------------    ---------------------

   Commission File Number         0-13084
                         -------------------------------------------------------

                             WARRANTECH CORPORATION
             (Exact name of registrant as specified in its charter)

               Nevada                                           13-3178732
--------------------------------------------------------------------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

   2200 Highway 121, Suite 100, Bedford, Texas                      76021
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

   Registrant's telephone number, including area code   (800) 544-9510
                                                     ---------------------------


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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at November 1, 2005
---------------------------------------         -------------------------------
Common stock, par value $.007 per share                15,474,511 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X
                                    ---------

                                                                        Page No.
                                                                        --------
                         PART I - Financial Information


Item 1:  Financial Statements

         Condensed Consolidated Statements of Operations -
           For the Three and Nine Months Ended
           December 31, 2005 and 2004 (Unaudited) ......................     2

         Condensed Consolidated Balance Sheets at
           December 31, 2005 (Unaudited) and March 31, 2005.............     3

         Condensed Consolidated Statements of Cash Flows
           For the Nine Months Ended
           December 31, 2005 and 2004 (Unaudited).......................     4

         Notes to Condensed Consolidated Financial Statements...........     6

Item 2:  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............    12

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....    20

Item 4:  Controls and Procedures........................................    20


                           PART II - Other Information


Item 1:  Legal Proceedings..............................................    21

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds ...    22

Item 3:  Defaults Upon Senior Securities................................    22

Item 4:  Submission of Matters to a Vote of Security Holders............    22

Item 5:  Other Information..............................................    22

Item 6:  Exhibits.......................................................    23

Signature ..............................................................    24

PART I  -  Financial Information


         Item 1:  Financial Statements
                  --------------------

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months Ended      For the Nine Months Ended
                                                             December 31,                    December 31,
                                                      ---------------------------    ----------------------------
                                                          2005           2004            2005            2004
                                                      ------------   ------------    ------------    ------------
Gross revenues                                        $ 29,802,061   $ 33,276,929    $ 93,945,378    $ 89,839,132
   Net (increase) decrease in deferred revenues          2,946,120     (4,350,970)     (5,210,000)    (12,234,592)
                                                      ------------   ------------    ------------    ------------
Net revenues                                            32,748,181     28,925,959      88,735,378      77,604,540

Direct costs                                            25,732,440     22,088,120      69,131,953      58,627,041
                                                      ------------   ------------    ------------    ------------
Gross profit                                             7,015,741      6,837,839      19,603,425      18,977,499
                                                      ------------   ------------    ------------    ------------
Operating expenses
   Service, selling, and general and administrative      6,370,045      6,258,560      19,695,094      19,895,086
   Provision for bad debt expense                               --         53,760              --         296,317
   Depreciation and amortization                           328,201        527,378       1,341,403       1,978,054
                                                      ------------   ------------    ------------    ------------
Total costs and expenses                                 6,698,246      6,839,698      21,036,497      22,169,457
                                                      ------------   ------------    ------------    ------------

Income (loss) from operations                              317,495         (1,859)     (1,433,072)     (3,191,958)
Other income                                                 1,350        274,488         450,297         781,720
                                                      ------------   ------------    ------------    ------------

Income (loss) before provision for income taxes            318,845        272,629        (982,775)     (2,410,238)
Provision (benefit) for income taxes                       253,813        296,733         202,857         (32,559)
                                                      ------------   ------------    ------------    ------------

Net income (loss)                                     $     65,032   $    (24,104)   $ (1,185,632)   $ (2,377,679)
                                                      ============   ============    ============    ============

Earnings (loss) per share:
    Basic                                             $       0.00   $      (0.00)   ($      0.08)   $      (0.15)
                                                      ============   ============    ============    ============
    Diluted                                           $       0.00   $      (0.00)   ($      0.08)   $      (0.15)
                                                      ============   ============    ============    ============

Weighted average number of shares outstanding:
    Basic                                               15,479,810     15,398,677      15,464,092      15,395,576
                                                      ============   ============    ============    ============
    Diluted                                             15,500,810     15,398,677      15,485,092      15,395,576
                                                      ============   ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                             2005         March 31,
                                                         (Unaudited)        2005 *
                                                         ------------   ------------
                     ASSETS
                     ------
Current assets:
  Cash and cash equivalents                              $  5,168,547   $  4,591,746
  Investments in marketable securities                      1,367,001      1,438,346
  Accounts receivable, (net of allowances of $567,307      21,443,356     20,297,743
      and $576,832, respectively)
  Other receivables, (net of allowances of $3,718,954)      2,186,411      1,106,720
  Employee receivables                                         51,713         42,912
  Deferred income taxes                                     5,786,881      5,786,881
  Prepaid taxes                                                36,968         41,530
  Prepaid expenses and other current assets                   822,358        945,786
                                                         ------------   ------------
        Total current assets                               36,863,235     34,251,664
                                                         ------------   ------------

Property and equipment, net                                 3,565,365      4,356,537
                                                         ------------   ------------

Other assets:
  Excess of cost over fair value of assets acquired
   (net of accumulated amortization of $5,825,405)          1,637,290      1,637,290
  Deferred income taxes                                    17,760,224     17,639,485
  Deferred direct costs                                   204,196,419    198,333,403
  Investments in marketable securities                        742,929        605,412
  Restricted cash                                             800,000        800,000
  Split dollar life insurance policies                        900,145        900,145
  Other assets                                                 19,166         34,830
                                                         ------------   ------------
          Total other assets                              226,056,173    219,950,565

                                                         ------------   ------------
                    Total Assets                         $266,484,773   $258,558,766
                                                         ============   ============

*Reclassified for comparability.


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           December 31,
                                                                               2005           March 31,
                                                                            (Unaudited)         2005 *
                                                                           -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
---------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease obligations    $     437,315    $     541,626
     Insurance premiums payable (net of insurance carrier receivables of
            $6,078,829 at December 31, 2005 and $5,105,073
             at March 30, 2005                                                37,805,768       33,616,252
     Accounts and commissions payable                                          8,518,704        7,952,621
     Claims liability - Reliance                                               1,840,628        2,930,559
     Accrued expenses and other current liabilities                            5,118,251        4,341,754
                                                                           -------------    -------------
          Total current liabilities                                           53,720,666       49,382,812

Deferred revenues                                                            240,798,801      235,588,801
Claims liability - Reliance                                                    1,592,890        1,833,385
Long-term debt and capital lease obligations                                     786,789          923,984
Deferred rent payable                                                            454,046          439,468
                                                                           -------------    -------------
   Total liabilities                                                         297,353,192      286,518,450
                                                                           -------------    -------------

Commitments and contingencies                                                         --               --

Stockholders' equity (Capital deficiency):
   Preferred stock - $.0007 par value authorized - 15,000,000
      Shares issued  - none at December 31, 2005 and March 31, 2005                   --               --
   Common stock - $.007 par value authorized - 30,000,000
       Shares issued  - 16,674,617shares at                                      116,724          116,106
       December 31, 2005 and 16,586,283 at March 31, 2005
   Additional paid-in capital                                                 23,835,465       23,800,228
   Loans to directors and officers                                           (11,246,486)     (11,032,065)
   Accumulated other comprehensive income, net of taxes                          337,335          232,456
   Retained earnings (deficit)                                               (39,723,900)     (38,538,852)
                                                                           -------------    -------------
                                                                             (26,680,862)     (25,422,127)

   Treasury stock - at cost, 1,187,606 shares at
       December 31, 2005 and March 31, 2005                                   (4,187,557)      (4,187,557)
                                                                           -------------    -------------
        Total Stockholders' Equity (Capital Deficiency)                      (30,868,419)     (29,609,684)
                                                                           -------------    -------------

                                                                           -------------    -------------
        Total Liabilities and Stockholders' Equity (Capital Deficiency)    $ 266,484,773    $ 258,558,766
                                                                           =============    =============

*Reclassified for comparability.


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               For the Nine Months Ended
                                                                     December 31,
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------
Cash flows from operating activities:
  Net loss                                                   $ (1,185,632)   $ (2,377,679)
  Total adjustments to reconcile net income to net cash
     Provided by operating activities:                          2,315,486       2,581,754
                                                             ------------    ------------
Net cash flows provided (used) in operating activities          1,129,854         204,075
                                                             ------------    ------------

Cash flows from investing activities:
  Property and equipment purchased                               (345,202)       (463,397)
  Purchase of marketable securities                            (1,000,000)     (1,110,000)
  Proceeds from sales of marketable securities                  1,239,000       1,405,000
                                                             ------------    ------------
Net cash used in investing activities                            (106,202)       (168,397)
                                                             ------------    ------------

Cash flows from financing activities:
    Purchase of treasury stock                                         --         (23,960)
    Repayments, notes and capital leases                         (446,851)       (533,466)
                                                             ------------    ------------
Net cash used in financing activities                            (446,851)       (557,426)
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents              576,801        (521,748)

Cash and cash equivalents at beginning of period                4,591,746       5,229,773
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $  5,168,547    $  4,708,025
                                                             ============    ============

Supplemental Cash Flow Information:
Cash payments made during the period:
   Interest                                                  $    117,735    $    109,740
                                                             ============    ============
   Income taxes                                              $    328,287    $    370,276
                                                             ============    ============

Non-cash investing and financing activities:
    Property and equipment financed through capital leases   $    205,345    $    383,959
    Increase in loans to officers and directors              $   (214,421)   $   (214,421)
    Issuance of treasury stock                               $         --    $     23,628


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005
                                   (Unaudited)

1.  THE COMPANY
    -----------

General Information

       Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis in the Automotive, Consumer Products, International and Direct segments, the Company contracts with highly rated independent insurance companies or risk retention groups to provide coverage for the Plans to be sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans. In the Home segment, the Company is self insured.

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

2.  BASIS OF PRESENTATION
    ---------------------

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation, its subsidiaries, all of which are wholly owned, and certain transactions involving Butler Financial Solutions, LLC ("Butler") due to its related interest with the Company. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2005.

3.  ACCOUNTS RECEIVABLE
    -------------------

       Significant Customer In Bankruptcy - On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represented 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contract with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. Ultimate has made all its payments to Warrantech with respect to sales subsequent to January 11, 2005 ("post-petition sales)." At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 ("pre-petition sales") and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, Warrantech does not know what it will recover on its claim. No provision for bad debts has been recorded as of December 31, 2005, as there are offsetting liabilities and reserves The Plan of Reorganization has been approved by the Bankruptcy Court and Ultimate's creditors. Ultimate and its advisors are now reviewing filed claims and possible preference actions in contemplation of making initial distributions to creditors. The first distributions to creditors could occur as early as the 2nd quarter of 2006 although they are more likely to begin during the 3rd quarter.

       In separate orders dated April 19, 2005, the Court approved actions to close thirty (30) of Ultimate's stores and retain a liquidator to dispose of existing inventory. The liquidator was authorized by the Court to sell Warrantech service contracts during the liquidation period in accordance with the terms of the existing Ultimate contract. The liquidation period has been completed. The remaining stores were purchased by Mark Wattles, the principal shareholder of Ultimate, through an entity named Ultimate Acquisition Partners, L.P. ("Acquisition"). As part of the Purchase Agreement, Acquisition was given until August 31, 2005, to decide if it wanted to assume Ultimate's contract with Warrantech. On November 1, 2005, Acquisition notified Warrantech that it had elected not to continue selling warranties administered by Warrantech effective November 15, 2005. Acquisition has made all of its payments to Warrantech with respect to its sales.

4.  OTHER RECEIVABLES
    -----------------

       The nature and amounts of Other Receivables as of December 31, 2005 and March 31, 2005 are as follows:

                                                                         ----------------------------
                                                                           December        March 31,
                                                                             2005            2005 *
                                                                         ------------    ------------
         Other receivables, net
            Due from insurance companies                                 $    551,200    $    229,548
            Due from insurance companies - reimbursement of legal fees   $  4,255,050       3,718,954
            Due from insurance companies - profit sharing                $     41,920          41,920
            Due from dealers                                                  302,259         384,304
                                                                         ------------    ------------
                 Due from insurance companies/dealers                       5,150,429       4,374,726
            Agent advances                                                     39,298          61,787
            Other                                                             715,638         389,161
                                                                         ------------    ------------
                                                                            5,905,365       4,825,674
         Allowance for doubtful accounts                                   (3,718,954)     (3,718,954)
                                                                         ------------    ------------
         Total other receivables, net                                    $  2,186,411    $  1,106,720
                                                                         ============    ============

* Reclassified for insurance carrier receivables to conform with current period presentation.

       The following table sets forth the carrying amounts and fair values of the Company's other receivables at December 31, 2005.

                                                        Expected Maturity Date
                               ---------------------------------------------------------------------------
                                  2006         2007         2008         2009         2010      Thereafter     Total      Fair Value
                               ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Other receivables, net   $2,186,411           --           --           --           --           --   $2,186,411   $2,186,411


5.  COMPREHENSIVE INCOME (LOSS)
    ---------------------------

      The components of comprehensive income (loss) are as follows:

                                                For the Three Months Ended       For the Nine Months Ended
                                                        December 31,                   December 31,
                                                ---------------------------    ----------------------------
                                                    2005           2004            2005            2004
                                                ------------   ------------    ------------    ------------
Net income (loss)                               $     65,032   $    (24,104)   $ (1,185,632)   $ (2,377,679)
Other comprehensive income (loss), net of tax
   Unrealized gain (loss) on investments              10,737         (7,015)         10,737         (14,672)
   Foreign currency translation adjustments           94,142        123,262          94,142          77,300
                                                ------------   ------------    ------------    ------------
Comprehensive income (loss)                     $    169,911   $     92,143    $ (1,080,753)   $ (2,315,051)
                                                ============   ============    ============    ============

Comprehensive income (loss) per share:          $       0.01   $       0.01    $      (0.07)   $      (0.15)
                                                ============   ============    ============    ============

       The components of accumulated comprehensive income, net of related tax, as of the periods ended December 31, 2005 and March 31, 2005, are as follows:

                                                  December 31,     March 31,
                                                      2005           2005
                                                  ------------   ------------
Unrealized gain/ (loss) on investments            $      6,446   $     (4,291)
Accumulated translation adjustments                    330,889        236,747
                                                  ------------   ------------
Accumulated other comprehensive income            $    337,335   $    232,456
                                                  ============   ============


6.  EARNINGS PER SHARE
    ------------------

       The following table sets forth the calculation of earnings per share for the three months and nine months ended December 31, 2005 and 2004.

                                                  For the Three Months Ended     For the Nine Months Ended
                                                          December 31,                  December 31,
                                                  ---------------------------   ----------------------------
                                                      2005           2004           2005            2004
                                                  ------------   ------------   ------------    ------------
Numerator:
   Net income (loss) applicable to common stock   $     65,032   $    (24,104)  $ (1,185,632)   $ (2,377,679)
                                                  ============   ============   ============    ============
Denominator:
    Average outstanding shares used in the
    Computation of per share earnings:
      Common Stock issued-Basic shares              15,479,810     15,398,677     15,464,092      15,395,576
      Stock Options (treasury method)                   21,000             --         21,000              --
                                                  ------------   ------------   ------------    ------------
      Diluted shares                                15,500,810     15,398,677     15,485,092      15,395,576
                                                  ============   ============   ============    ============
Earnings (loss) Per Common Share:
   Basic                                          $       0.00   $       0.00   $      (0.08)   $      (0.15)
                                                  ============   ============   ============    ============
   Diluted                                        $       0.00   $       0.00   $      (0.08)   $      (0.15)
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

                                              For the Three Months Ended       For the Nine Months Ended
                                                       December                        December
                                              ---------------------------    ----------------------------
                                                  2005           2004            2005            2004
                                              ------------   ------------    ------------    ------------
Net income (loss) as reported                 $     65,032   $    (27,104)   $ (1,185,632)   $ (2,377,679)
Net income (loss) pro forma                   $     37,920   $    (77,658)   $ (1,263,094)   $ (2,450,733)
Shares - Basic                                  15,479,810     15,398,677      15,464,092      15,395,576
Basic earnings (loss) per share as reported   $       0.00   $      (0.00)   ($      0.08)   ($      0.15)
Basic earnings (loss) per share pro forma     $       0.00   $      (0.01)   ($      0.08)   ($      0.16)

       The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the nine months ended December 31, 2005 and 2004, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

       On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of FASB Statement No. 123 R, "Share Based Payment", to the beginning of the first fiscal year beginning after June 15, 2005, instead of the first quarter (April 1, 2006 in the case of the Company). Furthermore, all public companies are required to apply the new standard on a modified prospective method to transition to the expensing of share-based compensation. Under this method, compensation of unvested awards is recognized over the remaining service period and any new and modified awards are expensed prospectively. In addition, Statement 123 R requires all share payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates. No restatement of prior periods is required.

       Presented below is a summary of the status of the stock options in the plan and the related transactions for the nine months ended December 31, 2005 and 2004.

                                                             2005                          2004
                                                 -----------------------------------------------------------
                                                                   Weighted                       Weighted
                                                                   Average                        Average
                                                                   Exercise                       Exercise
                                                     Shares         Price           Shares         Price
                                                 -----------------------------------------------------------
Options outstanding at beginning of the period      1,514,803    $      1.350      1,332,789    $       1.35
Granted                                               300,000           0.605        343,401            0.67
Canceled/Surrendered                                 (312,358)             --        (25,000)         1.3125
                                                 -----------------------------------------------------------
Options outstanding at end of period                1,502,445    $      1.056      1,651,190    $       1.12
                                                 ===========================================================

                                                 -----------------------------------------------------------
Options exercisable at end of period                  868,619    $      1.268        919,408    $       1.31
                                                 ===========================================================

       The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the three months ended December 31, 2005 and 2004 was $0.42 and $0.39, respectively.

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

       The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at December 31, 2005.

                                                Stock Options                  Stock Options
                                                 Outstanding                    Exercisable
                                         ---------------------------   ---------------------------
                                                          Weighted                      Weighted
                                                          Average                       Average
                                                          Exercise                      Exercise
            Range Of Exercise Prices        Shares         Price          Shares         Price
            ---------------------------  ------------   ------------   ------------   ------------
            $0.42 to $0.99                    993,017   $       0.72        483,015   $       0.80
            $1.00 to $1.25                     78,432   $       1.02         19,608   $       1.02
            $1.26 to $1.75                    337,207   $       1.45        277,207   $       1.42
            $3.25 to $3.375                    93,790   $       3.25         93,790   $       3.25
                                         ------------   ------------   ------------   ------------
            Total at December 31, 2005      1,502,446   $       1.06        873,620   $       1.26
                                         ============   ============   ============   ============

8.  RELATED PARTY TRASACTION
    ------------------------

       Mr. Jeff White, a former director and one of the Company's founders passed away on November 30, 2005. Mr. White was also a beneficial owner of 1,494,381 shares or 9.67% of the Company's outstanding shares. Pursuant to a promissory note given by Mr. White to the Company in connection with his exercise of stock options, Mr. White's estate owed the Company $3,379,843 as of December 31, 2005. His death has triggered an acceleration provision of the promissory note, which provides that if the note is not paid within 90 days after his death (March 1, 2006), the Company is entitled to declare all amounts owed under the note due and payable. An interest payment of $117,597.29 was due by February 10, 2006 however; the Company's Board of Directors has agreed to extend the due date of this interest payment to February 28, 2006. The Company is in discussion with representatives of Mr. White's estate regarding payment of the note obligation. There are no changes in the provision of the promissory notes to Joel San Antonio or Bill Tweed.

9.  SEGMENTS
    --------

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

Three Months Ended                        Consumer                                      Reportable
December 31, 2005        Automotive       Products *      Direct *     International     Segments        Other            Total
-----------------       -------------   -------------  -------------   -------------   -------------  -------------   -------------
Gross revenues          $  17,692,943   $   9,030,019  $   2,519,099   $     630,000   $  29,802,061  $          --   $  29,802,061
                        -------------   -------------  -------------   -------------   -------------  -------------   -------------
Intercompany revenues         603,741         448,114         11,833          (4,968)      1,058,720     (1,058,720)             --
Gross profit (loss)         1,678,692       3,732,668      1,017,370         372,138       6,800,868        214,873       7,015,741
Profit (loss) from
  operations                   65,133       1,910,056        156,499        (271,528)      1,860,160     (1,542,665)        317,495
Pretax income (loss)         (807,130)      1,296,343       (143,453)       (264,563)         81,197        237,197         318,845
Net interest
  income/expense             (193,667)        (59,002)            --           8,206        (244,463)        95,045        (149,418)
Depreciation/
  amortization                 79,765          78,213         20,845          16,101         194,924        133,277         328,201

December 31, 2004
-----------------
Gross revenues          $  18,068,190   $  11,031,490  $   1,872,489   $   2,304,760   $  33,276,929             --   $  33,276,929
Intercompany revenues              --              --         14,496         360,528         375,024       (375,024)             --
Gross profit                2,168,077       2,813,847      1,370,016         619,575       6,971,515       (133,676)      6,837,839
Profit (loss) from
  operations                  621,845         966,298        458,377        (260,378)      1,786,142     (1,788,001)         (1,859)
Pretax income (loss)         (251,785)        369,518        134,456        (258,116)         (5,927)       278,556         272,629
Net interest
  income (expense)             63,964          55,977             --           2,025         121,966        (86,579)         35,387
Depreciation/
  amortization                 55,266         111,124         14,237          19,056         199,683        327,695         527,378


Nine Months Ended                         Consumer                                      Reportable
December 31, 2005        Automotive       Products *      Direct *     International     Segments        Other            Total
-----------------       -------------   -------------  -------------   -------------   -------------  -------------   -------------
Gross revenues          $  57,499,816   $  24,868,572  $   8,464,245   $   3,112,745   $  93,945,378  $          --   $  93,945,378
Intercompany revenues       2,232,143       1,313,458         33,167         282,021       3,860,789     (3,860,789)             --
Gross profit                5,412,585       8,696,208      3,757,143       1,337,057      19,202,993        400,432      19,603,425
Profit (loss) from
  operations                  484,176       3,334,208        875,411        (922,016)      3,771,779     (5,204,851)     (1,433,072
Pretax income (loss)       (2,152,466)      1,440,364       (118,452)       (890,969)     (1,721,524)       738,750        (982,775)
Net interest
  income/expense             (353,895)       (137,950)            --          32,559        (459,287)       258,178        (201,108)
Depreciation/
  amortization                226,833         319,401         61,158          54,930         662,322        679,081       1,341,403
Total assets              191,684,496      65,465,439      4,153,949      10,322,165     271,626,049     (3,714,067)    267,911,980

December 31, 2004
-----------------
Gross revenues          $  51,892,042   $  27,141,141  $   5,100,394   $   5,705,555   $  89,939,132             --   $  89,839,132
Intercompany revenues                              --         43,501         902,355         945,856  $    (945,856)             --
Gross profit                6,032,056       7,774,062      3,519,890       1,590,079      18,916,087         61,412      18,977,499
Profit (loss) from
  operations                  677,795       2,080,671        732,995        (969,618)      2,521,843     (5,713,801)     (3,191,958)
Pretax income (loss)       (2,257,135)        264,722       (531,831)       (966,675)     (3,490,919)     1,080,681      (2,410,238)
Net interest
  income/expense             (113,207)        (51,748)            --           3,953        (161,002)       266,883         105,881
Depreciation/
  amortization                213,674         576,605         42,442          58,734         891,455      1,086,599       1,978,054
Total assets              182,825,298      67,899,432      5,323,966       9,014,639     265,063,335      2,716,684     267,780,019

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to,

     o prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services,
     o availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel,
     o changes in the terms or availability of insurance coverage for the Company's programs,
     o    regulatory or legal changes affecting the Company's business,
     o loss of business from, or significant change in relationships with, any major customer,
     o the Company's ability to replace lost revenues in its Consumer Products or International segments,
     o the ability to successfully identify and contract new business opportunities, both domestically and internationally,
     o the ability to secure necessary capital for general operating or expansion purposes,
     o    the adverse outcomes of litigation,
     o the outcome of the bankruptcy proceedings involving Ultimate Electronics, Inc. (discussed below),
     o the non-payment of notes due from an officer and two directors of the Company in 2007, which would result in a charge against earnings in the period in which the event occurred,
     o the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay claims under the service contracts,
     o the termination of extended credit terms being provided by the Company's current insurance company, and
     o    the illiquidity of the Company's stock.

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

Significant Customer In Bankruptcy
----------------------------------

On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represented 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contract with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. Ultimate has made all its payments to Warrantech with respect to sales subsequent to January 11, 2005 ("post-petition sales)." At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 ("pre-petition sales") and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, Warrantech does not know what it will recover on its claim. No provision for bad debts has been recorded as of December 31, 2005, as there are offsetting liabilities and reserves. The Plan of Reorganization has been approved by the Bankruptcy Court and Ultimate's creditors. Ultimate and its advisors are now reviewing filed claims and possible preference actions in contemplation of making initial distributions to creditors. The first distributions to creditors could occur as early as the 2nd quarter of 2006 although they are more likely to begin during the 3rd quarter.

In separate orders dated April 19, 2005, the Court approved actions to close thirty (30) of Ultimate's stores and retain a liquidator to dispose of existing inventory. The liquidator was authorized by the Court to sell Warrantech service contracts during the liquidation period in accordance with the terms of the existing Ultimate contract. The liquidation period has been completed. The remaining stores were purchased by Mark Wattles, the principal shareholder of Ultimate, through an entity named Ultimate Acquisition Partners, L.P. ("Acquisition"). As part of the Purchase Agreement, Acquisition was given until August 31, 2005, to decide if it wanted to assume Ultimate's contract with Warrantech. On November 1, 2005, Acquisition notified Warrantech that it had elected not to continue selling warranties administered by Warrantech effective November 15, 2005. Acquisition has made all of its payments to Warrantech with respect to its sales.

Insurance Relationships
-----------------------

As of November 1, 2005, Great American and Warrantech mutually agreed to modify their current arrangement to provide for a final extension of the administration agreement through November 27, 2005. Under this extension, Great American agreed to continue writing new business for existing clients through December 31, 2005. This mutual agreement was based on certain changes in Great American's strategic direction and Warrantech's resulting belief that it would be in the best interests of Warrantech and its customers to establish new insurance relationships. Since entering into this agreement, both parties have acknowledged that the required transitions have taken longer than originally anticipated. Therefore, Great American and Warrantech have verbally agreed to several extensions of the initial deadline to allow these transitions to occur in an orderly manner. As of the date hereof, Great American has agreed to continue writing business for existing clients through March 12, 2006. Although no further extension has been agreed to, the parties remain in active discussion regarding a mutually satisfactory completion of the transition process. Since the original announcement, American Resources Insurance Company, Western Insurance Company, Gramercy Insurance Company and a Lloyds syndicate have agreed to underwrite certain Warrantech programs. Warrantech has also secured insurance with several "A" rated carriers subject to final due diligence for its vehicle service contracts and its brown and white goods contracts currently insured with Great American. It is anticipated that after completion of final terms and conditions these programs will have an effective date of May 1, 2006. Great American remains willing to insure Warrantech's business as a fronting carrier for acceptable new insurers until such time as an orderly transition can be completed.

Results of Operations
---------------------

                                          Gross Revenues

                                        For the Three Months           For the Nine Months
                                            December 31,                   December 31,
                                     ---------------------------   ---------------------------
                                         2005           2004           2005           2004
                                     ------------   ------------   ------------   ------------
         Automotive segment          $ 17,622,943   $ 18,068,190   $ 57,499,816   $ 51,892,042
         Consumer Products segment      9,030,019     11,031,490     24,868,572     27,141,141
         Direct segment                 2,519,099      1,872,489      8,464,245      5,100,394
         International segment            630,000      2,304,760      3,112,745      5,705,555
                                     ------------   ------------   ------------   ------------
            Total gross revenues     $ 29,802,061   $ 33,276,929   $ 93,945,378   $ 89,839,132
                                     ============   ============   ============   ============

Gross revenues for the three month period ended December 31, 2005 decreased $3,474,868, or 10%, from the same period in 2004. Gross revenues for the nine month period ended December 31, 2005 increased $4,106,246, or 5%, from the same period in 2004.

The Automotive segment reported decreased gross revenues of $445,247, or 2%, respectively, in the three month period ended December 31, 2005 over 2004 and an increase of $5,607,774, or 11%, in the nine month period. The increase in gross revenues in the Automotive segment for the nine month period was due to an increase in volume from its business arising from stable premium rates and from its expansion of warranties on used automobiles through new distribution channels of online shopping services, direct marketing and financing source clients.

The Consumer Products segment reported a decrease of $2,001,470 or 18% in gross revenues during the three month period ended December 31, 2005, compared to the same period in 2004, as a result of the loss of three major customers. The Consumer Products segment reported a decrease in gross revenues of $2,272,519, or 8% during the nine month period ended December 31, 2005, compared to the same period in 2004, as a result of the loss of three major customers including Ultimate's reduced business attributed to a reduction in the number of its stores operating after its bankruptcy filing, partially offset by new business and increases in volume from its existing customers.

The Direct segment reported an increase in gross revenues of $646,710 or 3% and $3,363,851 or 65% for the three month and nine month periods ended December 31, 2005, respectively, due to the commencement of direct marketing programs for automotive contracts that began in November 2004.

The International segment reported decreased gross revenues of $1,674,760 or 73%, and $2,592,810 or 45%, respectively, in the three month and nine month periods ended December 31, 2005 over 2004. The decrease in gross revenues was due to the loss of a customer in Chile and from lower sales volumes in Puerto Rico due to the discontinuance of auto warranty sales.

                                                   Gross Profit

                                        For the Three Months            For the Nine Months
                                            December 31,                    December 31,
                                     ---------------------------    ---------------------------
                                         2005           2004            2005           2004
                                     ------------   ------------    ------------   ------------
         Automotive segment          $  1,678,692   $  2,168,077    $  5,412,585   $  6,032,056
         Consumer Products segment      3,732,668      2,813,847       8,696,208      7,774,061
         Direct segment                 1,017,370      1,370,016       3,757,143      3,519,891
         International segment            372,138        619,575       1,337,057      1,590,079
         Other                            214,873       (133,676)        400,431         61,412
                                     ------------   ------------    ------------   ------------
            Total gross profit       $  7,015,741   $  6,837,839    $ 19,603,425   $ 18,977,499
                                     ============   ============    ============   ============

Gross profit for the three months and nine months ended December 31, 2005 increased $177,902, or 3%, and $625,926, or 3%, over the same period in 2004. Gross profit for the three month period decreased within the Direct segment by $352,646, or 26%, and the International segment decreased by $247,437 or 40% over the same period in 2004. The Automotive segment decreased by $489,385, or 23%, while the Consumer Products segment increased by $918,821, or 33% over the same period in 2004.

Gross profit for the nine month period increased within the Direct segment by $237,252, or 7% over the same period in 2004, while the Consumer Products segment increased $922,147 or 12%. The Automotive segment decreased by $619,471, or 10%, over 2004, while the International segments decreased $253,022 or 16%.

                                      SG&A

                         For the Three Months           For the Nine Months
                             December 31,                   December 31,
                      ---------------------------   ---------------------------
                          2004           2004           2005           2004
                      ------------   ------------   ------------   ------------
         Total SG&A   $  6,370,045   $  6,258,560   $ 19,695,094   $ 19,895,086
                      ============   ============   ============   ============

Service, selling and general and administrative expenses ("SG&A") for the three months ended December 31, 2005 increased $111,485, or 2%, compared to the same period in the prior year. Higher employee costs, travel & entertainment and sales related costs during the three month period were partially offset by lower legal expenses.

SG&A for the nine months ended December 31, 2005 decreased $109,992 or 1%, compared to the same period in the prior year, due to a reduction in legal expense.

                         Provision for Bad Debts Expense

                                       For the Three Months          For the Nine Months
                                        Ended December 31,            Ended December 31,
                                   ---------------------------   ---------------------------
                                       2005           2004           2005           2004
                                   ------------   ------------   ------------   ------------
         Provision for bad debts   $         --   $     53,760   $         --   $    296,317
                                   ============   ============   ============   ============

Provision for bad debts decreased $53,760 and $296,317, respectively, during the three month and nine month periods ended December 31, 2005 compared to the same period for 2004, as a result of the Company being adequately reserved for anticipated future bad debts.

                          Depreciation and amortization

                                                  For the Three Months           For the Nine Months
                                                      December 31,                   December 31,
                                               ---------------------------   ---------------------------
                                                   2005           2004           2005           2004
                                               ------------   ------------   ------------   ------------
         Total depreciation and amortization   $    328,201   $    527,378   $  1,341,403   $  1,978,054
                                               ============   ============   ============   ============

As a result of the maturation of the Company's assets and reduced capital expenditures over the past several years, depreciation and amortization expenses were reduced by $199,177, or 38%, and by $636,651, or 32%, respectively, during the three months and nine months ended December 31, 2005 from the same periods in 2004.

                                  Other Income

                                            For the Three Months             For the Nine Months
                                                December 31,                    December 31,
                                        ----------------------------    ----------------------------
                                            2005            2004            2005            2004
                                        ------------    ------------    ------------    ------------
         Interest and dividend income   $    154,877    $    161,923    $    455,940    $    450,497
         Interest expense                   (304,295)       (126,536)       (657,048)       (344,616)
         Credit card usage rebate            210,000         170,950         689,826         607,124
         Miscellaneous income                (59,232)         68,151         (38,421)         68,715
                                        ------------    ------------    ------------    ------------
                  Total other income    $      1,350    $    274,488    $    450,297    $    781,720
                                        ============    ============    ============    ============

Other income for three and nine months ended December 31, 2005 decreased compared to the three and nine months ended December 31, 2004, as a result of higher interest expense from the extended credit terms from Great American Insurance Company.

                          Income Tax Expense (Benefit)

                                                 For the Three Months           For the Nine Months
                                                     December 31,                   December 31,
                                              ---------------------------   ---------------------------
                                                  2005           2004           2005           2004
                                              ------------   ------------   ------------   ------------
         Total income tax expense (benefit)   $    253,813   $    296,733   $    202,857   $    (32,559)
                                              ============   ============   ============   ============

For the three month period ended December 31, 2005, there was income tax expense of $253,813 compared to $296,733 in the period ended December 31, 2004, due to a decrease in the amount of tax withheld on foreign distribution repatriated to the United States and a change in income before tax. For the nine month period ended December 31, 2005, the income tax expense was $202,857 as compared to a benefit the same period in the prior year of $32,599, due to a decrease in the amount of tax withheld on foreign distribution repatriated to the United States and a change in income before tax.

Liquidity and Financial Resources
---------------------------------

During the nine months ended December 31, 2005, the Company had a net increase in cash and cash equivalents of $576,801, which was primarily generated by operating activities to fund working capital. Working capital was a negative $16.9 million at December 31, 2005 compared to a negative $11.8 million at December 31, 2004, primarily due to the payments made on the Reliance claims reserve.

The Company believes that it will have sufficient funds to finance its current operations for at least the next twelve months from internally generated funds and from extended terms and the $3 million line of credit from Great American Insurance Company ("GAIC"). Additional potential sources of liquidity include the possibility of a recovery against the state guaranty funds in the Reliance matter and potential reduced litigation expenditures in the event of either a successful appeal pending in the 5th circuit regarding the LLoyds Underwriters litigation, described in the "legal Proceedings" section of this Report ("Lloyds Matter") or a successful appeal also pending in the 5th circuit regarding Steadfast Insurance Company's defense in the Lloyds Matter. The Company is actively seeking additional lines of credit to fund working capital to supplement or replace the line of credit offered from GAIC. The Company is actively seeking additional lines of credit to fund working capital to supplement or replace the line of credit offered from GAIC. The Company is aggressively pursuing new business domestically to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

With the loss of several major customers in the Consumer Products segment and several major customers in the International segments' Chile operations, revenues in those areas are expected to continue to trend lower than the previous year. The Consumer Products segment expects to replace a portion of its business by the end of the fiscal year and continues to expand operations in its Home warranty business. The International segment plans to restart its auto warranty operations in Puerto Rico during the 4th fiscal quarter and significantly reduce employee costs in South America with stringent cost containment measures to offset the loss of revenues. Direct segment revenues are expected to increase as it continues to expand its auto warranty sales direct to the consumer. Automotive segment revenues are expected to continue to increase due to the acquisition of new clients. Stable insurance premium costs have allowed the Company's automotive warranties to be more competitive than in the previous year and the Company has expanded into other distribution channels.

The effect of inflation has not been significant to the Company.

Commitments
-----------

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the nine months ended December 31, 2005 amounted to $205,345 compared to $383,959 during the nine months ended December 31, 2004.

During the nine months ended December 31, 2005, the Company paid out $1,330,426 in claims related to Reliance compared to $3,870,788 in claims paid in the nine months ended December 31, 2004.

Set forth below is information about the Company's commitments outstanding at December 31, 2005.

                                                          Payments due by period
                                 ------------------------------------------------------------------------
                                                  Less than        1 - 3          3 - 5        More than
                                     Total          1 year         Years          Years         5 years
                                 ------------------------------------------------------------------------
Capital lease obligations        $  1,224,104   $    437,315   $    656,512   $    132,277   $         --
Operating leases                    9,601,782      1,307,236      2,604,073      2,576,818      3,113,655
Employment agreements               5,145,546      2,365,437      2,708,859         71,250             --
Reliance claims loss liability      3,433,518      1,840,628      1,572,313         20,577             --
                                 ------------------------------------------------------------------------
   Total                         $ 19,404,950   $  5,950,616   $  7,541,757   $  2,798,922   $  3,113,655
                                 ========================================================================


Director's Loans
----------------

Mr. Jeff White, a former director and one of the Company's founders passed away on November 30, 2005. Mr. White was also a beneficial owner of 1,494,381 shares or 9.67% of the Company's outstanding shares. Pursuant to a promissory note given by Mr. White to the Company in connection with his exercise of stock options, Mr. White's estate owed the Company $3,379,843 as of December 31, 2005. His death has triggered an acceleration provision of the promissory note, which provides that if the note is not paid within 90 days after his death (March 1, 2006), the Company is entitled to declare all amounts owed under the note due and payable. An interest payment of $117,597.29 was due by February 10, 2006 however, the Company's Board of Directors has agreed to extend the due date of this interest payment to February 28, 2006. The Company is in discussion with representatives of Mr. White's estate regarding payment of the note obligation. There are no changes in the provision of the promissory notes to Joel San Antonio or Bill Tweed.

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

Income Taxes

Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At December 31, 2005, the Company had deferred tax assets of $18,359,898, net of a valuation allowance of $1,338,145.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

As of December 31, 2005, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

Principal amounts by expected maturity as of December 31, 2005 of marketable securities are as follows:

                                                Expected Maturity Date as of December 31,
                                -------------------------------------------------------------------------
                                  1 year      2 years      3 years      4 years     5 years    Thereafter    Total Cost   Fair Value
                                ----------   ----------   ----------   ----------  ----------  ----------    ----------   ----------
Available for sale securities   $1,364,000   $  495,000      100,000           --          --     150,000    $2,109,000   $2,109,930
Interest rate                        2.328%       1.763%       3.258%          --          --         2.2%

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

       This case was originally brought in the District Court of Tarrant County, Texas, 17th Judicial District. On March 19, 2004, Defendant San Antonio filed a notice of removal to the United States District Court which motion was joined by all other defendants. Following removal, Lloyd's filed a motion to remand the case to state court. Although the motion was originally denied, the matter was subsequently returned to state court by Judge McBryde. Warrantech appealed this and several other rulings to the 5th Circuit Court of Appeals. Oral argument was heard on August 29, 2005 and, although a decision was expected before the end of 2005, the Court has yet to announce its decision. If the Court determines that remand to the state court was proper, the parties will proceed with scheduled depositions and related discovery in preparation for trial in 2006. The state court has announced a tentative trial date of July 24, 2006 and the parties are preparing for a scheduling conference in contemplation of this being the actual date of trial commencement. If, however, it determines that jurisdiction properly lies with the federal courts, it will also rule on defendant's motions with respect to collateral estoppel and res judicata. A ruling favorable to the defendants on either of these issues could ultimately lead to a successful pre-trial resolution of the entire litigation. The Court is also considering the reinstatement of Warrantech's counterclaim against Lloyds for damages and attorneys' fees. As the parties await the ruling of the 5th Circuit they are continuing with discovery.

       Management continues to believe that the Lloyd's case is without merit. At this time, however, it is not able to predict the outcome of the litigation. For this reason, the Company is unable to determine its potential liability, if any, and as such, the accompanying financial statements do not reflect any estimate for losses.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
         -----------------

         Not applicable.

Item 6.  Exhibits
         --------

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

         Not applicable.

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




                       WARRANTECH CORPORATION
                       ---------------------------------------------------------
                       (Registrant)



                       /s/ RICHARD F. GAVINO
                       ---------------------------------------------------------
                       Richard F. Gavino - Executive Vice President, Principal Financial Officer, Chief Accounting Officer and Treasurer (Chief Financial Officer and Duly Authorized Officer)


Dated: February 14, 2006