Form 10-K/A
period 2005-03-31
WARRANTECH CORP
filed 2006-04-12
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-K/A
                                Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [ ].

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

                       Documents Incorporated By Reference
         Part III - Portions of the registrant's proxy statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report


               Amendment No. 1 to the Annual Report on Form 10-K/A
                        For the Year Ended March 31, 2005

                                EXPLANATORY NOTE

Warrantech Corporation is filing this Amendment to Form 10-K/A for the year ended March 31, 2005, as filed with the Securities and Exchange Commission on June 29, 2005 (the "Original Filing"), for the sole purpose of correcting typographical errors in Exhibits 31.1, Certification of the Principal Chief Executive Officer and 31.2, Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Original Filing and this Form 10K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

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


                                       WARRANTECH CORPORATION


Dated:   April 12, 2006                By: /s/ JOEL SAN ANTONIO
                                           -------------------------------------
                                           Joel San Antonio,
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated:   April 12, 2006                By: /s/ RICHARD F. GAVINO
                                           -------------------------------------
                                           Richard F. Gavino,
                                           Executive Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2006.


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