Form 10-Q/A
period 2005-06-30
WARRANTECH CORP
filed 2006-04-12
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                           ---------------------------

                                   FORM 10-Q/A
 (Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at July 29, 2005
---------------------------------------            ----------------------------
Common stock, par value $.007 per share                 15,398,674 shares

             Amendment No. 1 to the Quarterly Report on Form 10-Q/A
                       For the Period Ended June 30, 2005

                                EXPLANATORY NOTE

Warrantech Corporation is filing this Amendment to Form 10-Q/A for the Period ended June 30, 2005, as filed with the Securities and Exchange Commission on August 12, 2005 (the "Original Filing"), for the sole purpose of correcting typographical errors in Exhibits 31.1 and 31.2, Certification of the Chief Executive Officer and Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Original Filing and this Form 10Q/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)     Exhibits
                  --------

                    31.1 Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                    31.2 Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

                    32.1 Statement by the Chief Executive Officer and the Chief Financial Officer furnished pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*


          (b)     Reports on Form 8-K
                  -------------------

*Previously filed.

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


Dated: April 12, 2006