Form 10-Q/A
period 2005-12-31
WARRANTECH CORP
filed 2006-04-12
CIK 735571

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at November 1, 2005
---------------------------------------         -------------------------------
Common stock, par value $.007 per share                15,474,511 shares

             Amendment No. 1 to the Quarterly Report on Form 10-Q/A
                     For the Period Ended December 31, 2005

                                EXPLANATORY NOTE

Warrantech Corporation is filing this Amendment to Form 10-Q/A for the Period ended December 31, 2005, as filed with the Securities and Exchange Commission on February 14, 2006 (the "Original Filing"), for the sole purpose of correcting typographical errors in Exhibits 31.1 and 31.2, Certification of the Chief Executive Officer and Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002. Except as described above, no other changes have been made to the Original Filing and this Form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing.

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

         Not applicable.

* Previously filed.

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