Form 10-K/A
period 2005-03-31
WARRANTECH CORP
filed 2006-06-15
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   FORM 10-K/A
                                Amendment No. 2

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

                       Documents Incorporated By Reference
         Part III - Portions of the registrant's proxy statement for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report


               Amendment No. 2 to the Annual Report on Form 10-K/A
                        For the Year Ended March 31, 2005

                                EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended March 31, 2005 filed with the Securities and Exchange Commission (the "SEC") on June 15, 2005 (the "Original Filing"), Warrantech Corporation ("the Company"), pursuant to disclosure requirements of Item 8 included the previously issued audit report from Weinick Sanders Leventhal & Co., LLP ("WSL") on the consolidated financial statements of the Company for the fiscal years ended March 31, 2005, 2004 and 2003, which are covered under the WSL audit report dated June 15, 2005. The Company is no longer able to obtain the reissued audit report covering the 2005, 2004 and 2003 consolidated financial statements of the Company because WSL is no longer practicing public accounting. Consistent with the SEC's guidance in paragraph 65 of AU 9508.15, in filing its Annual Report on Form 10-K for the year ended March 31, 2005, the Company is disclosing that (a) the report is a copy of the previously issued WSL report and (b) the report has not been reissued by WSL. The Company is filing this Amendment on Form 10-K/A to amend the filing of Form 10-K/A filed with the SEC on April 12, 2006 in order to include the disclosures stated above on the previously issued WSL audit report, consistent with the SEC's guidance. All other items of the 10-K/A as originally filed on April 12, 2006 are unaffected by this Amendment. Except as otherwise noted, information included in this Amendment is stated as of March 31, 2005 and does not reflect any subsequent information or events.

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

INFORMATION REGARDING CONSENT OF WEINICK SANDERS LEVENTHAL & Co., LLP
---------------------------------------------------------------------

Weinick Sanders Leventhal & Co, LLP ("Weinick"), the Company's former independent auditors, resigned effective July 31, 2005. In addition, Weinick ceased operations and no longer provides audit services to any publicly held company. Weinick is thus unable to consent to the incorporation by reference to its audit report with respect to the Company's consolidated financial statements as of March 31, 2005 and for the year then ended. Under these circumstances, Rule 437(a) under the Securities Act permits the Company to file its Annual Report on Form 10-K, without a written consent from Weinick. Therefore, Weinick will not have any liability under the Securities Exchange Act of 1934 ("Exchange Act") for any untrue statements of a material fact contained in the financial statements audited by Weinick or any omissions of a material fact required to be stated therein. Accordingly, you would have no remedy under the Exchange Act if you were to assert such a claim against Weinick.

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

                                EXPLANATORY NOTE

In its Annual Report on Form 10-K for the year ended March 31, 2005 filed with the Securities and Exchange Commission (the "SEC") on June 15, 2005 (the "Original Filing"), Warrantech Corporation ("the Company"), pursuant to disclosure requirements of Item 8 included the previously issued audit report from Weinick Sanders Leventhal & Co., LLP ("WSL") on the consolidated financial statements of the Company for the fiscal years ended March 31, 2005, 2004 and 2003, which are covered under the WSL audit report dated June 15, 2005. The Company is no longer able to obtain the reissued audit report covering the 2005, 2004 and 2003 consolidated financial statements of the Company because WSL is no longer practicing public accounting. Consistent with the SEC's guidance in paragraph 65 of AU 9508.15, in filing its Annual Report on Form 10-K for the year ended March 31, 2005, the Company is disclosing that (a) the report is a copy of the previously issued WSL report and (b) the report has not been reissued by WSL. The Company is filing this Amendment on Form 10-K/A to amend the filing of Form 10-K/A filed with the SEC on April 12, 2006 in order to include the disclosures stated above on the previously issued WSL audit report, consistent with the SEC's guidance. All other items of the 10-K/A as originally filed on April 12, 2006 are unaffected by this Amendment. Except as otherwise noted, information included in this Amendment is stated as of March 31, 2005 and does not reflect any subsequent information or events.

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
                                                               FAX: 212-764-3060
                                                                   WWW.WSLCO.COM


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Warrantech Corporation

We have audited the accompanying consolidated balance sheets of Warrantech Corporation and Subsidiaries as of March 31, 2005 and 2004 and its related consolidated statements of operations and comprehensive income, common stockholders equity (capital deficiency) and cash flows for the fiscal years ended March 31, 2005, 2004 and 2003. Our audits also included the financial statement schedules listed in the index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and Subsidiaries at March 31, 2005 and 2004 and the consolidated results of their operations and comprehensive income and their cash flows for the years ended March 31, 2005, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion,' the related consolidated financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                     /s/ Weinick Sanders Leventhal & Co., LLP

New York, NY
June 15, 2005


THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY WEINICK SANDERS LEVENTHAL & CO., LLP IN CONNECTION WITH WARRANTECH CORPORATION'S FILING ON
FORM 10-K FOR THE YEAR ENDED MARCH 31, 2005. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY WEINICK SANDERS LEVENTHAL & CO., LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

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


                                       WARRANTECH CORPORATION


Dated:   June 15, 2006                 By: /s/ JOEL SAN ANTONIO
                                           -------------------------------------
                                           Joel San Antonio,
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated:   June 15, 2006                 By: /s/ RICHARD F. GAVINO
                                           -------------------------------------
                                           Richard F. Gavino,
                                           Executive Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 15, 2006.


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