Form 10-K
period 2006-03-31
WARRANTECH CORP
filed 2006-07-03
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                    For the fiscal year ended March 31, 2006
                                              --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                for the transition period from _______ to _______

                           Commission File No. 0-13084


                               [GRAPHIC OMITTED]

                             WARRANTECH CORPORATION
             (Exact name of registrant as specified in its charter)

                Nevada                                  13-3178732
    -------------------------------         ---------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization

      2200 Highway 121, Suite 100 Bedford, Texas               76021
      ------------------------------------------             ----------
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of September 30, 2005, based upon the closing price of the registrant's common stock on September 30, 2005, was $7,269,495 (For purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates.)

     The number of shares outstanding of the registrant's common stock as of May 31, 2006 was 13,967,586.

                       Documents Incorporated By Reference

         Part III - Portions of the registrant's proxy statement for its 2006 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                -----------------
                                                                        Page No.
                                                                        --------
                                     PART I
Item 1.    Business..................................................       3
               General...............................................       3
               Sales and Marketing...................................       7
               Significant Customers.................................       8
               Competition...........................................       8
               Contract Obligors.....................................       8
               Insurance Coverage....................................       9
               Federal and State Regulation..........................      10
               Intellectual Property.................................      11
               Employees.............................................      11
Item 2.    Properties................................................      11
Item 3.    Legal Proceedings.........................................      12
Item 4.    Submission of Matters to a Vote of Security Holders.......      12

                                     PART II
Item 5.    Market of the Warrantech's Common Equity and Related
           Stockholder Matters  .....................................      13
Item 6.    Selected Financial Data...................................      14
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      15
               SEC Review of Company's Filings.......................      16
               Butler Contracts......................................      16
               Dealer-Obligor Contracts..............................      17
               Insurer in Liquidation................................      18
               Butler Financial Solutions, LLC.......................      19
               Significant Customer in Bankruptcy....................      20
               Insurance Relationships...............................      21
               Results of Operations.................................      21
               Agreements............................................      24
               Liquidity and Capital Resources.......................      26
               Loans to Directors....................................      27
               Commitments...........................................      28
               Subsequent Events - Merger............................      28
               Critical Accounting Policies..........................      30
Item 7A.   Qualitative and Quantitative Disclosures About Market Risk      32
Item 8.    Financial Statements and Supplementary Data...............      34
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosures.................................      67
Item 9A.   Controls and Procedures...................................      67
Item 9B.   Other Information.........................................      67

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant .......      68
Item 11.   Executive Compensation....................................      70
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management................................................      73
Item 13.   Certain Relationships and Related Transactions............      74
Item 14.   Principle Accounting Fees and Services....................      75

                                     PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on
           Form 8-K..................................................      76
           Index to Exhibits.........................................      77
           Signatures................................................      81
           Certifications of the CEO and CFO.........................      83

           Index to Consolidated Financial Statements................      34
           Financial Statement Schedules.............................      67

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

     Warrantech, through its wholly owned subsidiaries, designs, develops, markets and acts as a third party administrator for programs ("Programs") for service contracts, limited warranties and replacement plans (collectively, "Plans"). The Company provides these services to a variety of clients in selected industries. On a Program by Program basis in the Automotive, Consumer Products and Direct segments, the Company contracts with highly rated independent insurance companies or risk retention groups to provide coverage for the Plans to be sold or issued under the Programs. This coverage obligates the insurer to pay the cost of repairs or replacements of the products covered by the Plans. In the Home segment, the Company is self insured.

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

     Until April 2006, the Company operated in four major business segments:
Automotive, Consumer Products, Direct and International, each of which is discussed below. Effective with April 2006, the Company ceased operations in its International segment.

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

     Although each VSC sold or issued under a Program designates an obligor that is legally responsible for the cost of valid repairs or replacements made thereunder, those liabilities are fully insured by an independent insurance company that is ultimately responsible for such costs. Currently, Great American Insurance Company ("GAIC") is the primary insurer of Warrantech Automotive's VSC Programs. On reinsurance Programs offered to automobile dealerships and other specialty marketers, the Company has an agreement with Heritage Warranty Insurance Risk Retention Group, Inc. ("Heritage") and an agreement with Automotive Underwritwers Insurance Company, Inc., a Risk Retention Group ("AUIC"). During the immediately preceding five-year period, a portion of the Warrantech VSC Programs were insured by either Reliance (see "Management's Discussion and Analysis - Insurer in Liquidation" below), the New Hampshire Insurance Company or other American International Group, Inc. companies

     In 2006, 2005 and 2004 the Automotive segment received $0, $0 million and $7.6 million, respectively in gross revenues from one significant client, which accounted for 0%, 0% and 7% of the Automotive segment's total gross revenues, respectively. Additionally, in 2006, 2005 and 2004 the Automotive segment received from a second client, gross revenues of $4.9 million, $5.8 million and $12.1 million, respectively, which accounted for 6%, 8% and 12% of the Automotive segment's total gross revenues. Additionally, in 2006, 2005 and 2004 the Automotive segment received from a third client, gross revenues of $7.3 million, $7.1 million and $9.6 million, respectively, which accounted for 9%, 10% and 9% of the Automotive segment's total gross revenues. Additionally, in 2006, 2005 and 2004 the Automotive segment received from a fourth client, gross revenues of $11.1 million, $7.1 million and $0, respectively, which accounted for 14%, 10% and 0% of the Automotive segment's total gross revenues.

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

     Effective June 1, 2006 the Company entered into an agreement on consumer products with Amtrust North America, Inc pursuant to which Amtrust will insure any new service contracts. Insurance for service contracts issued between February 12, 2000 until May 31, 2006 are covered by GAIC. Insurance for service contracts issued between August 1, 1997 until February 12, 2000 are covered by Cigna Insurance Company. On September 1, 2004, the Company began offering one-year extended home product warranties which will not be insured by third party insurance companies, but will be obligations solely of the Company.

     In 2006, 2005 and 2004 the Consumer Products segment received $14.7 million, $11.8 million and $9.1 million, respectively, in gross revenues from a significant client which accounted for 42%, 32% and 29% of the segment's gross revenues, respectively. Additionally, in 2006, 2005 and 2004 the Consumer Products segment received from a second client, gross revenues of $4.5 million, $3.2 million and $2.5 million, respectively, which accounted for 13%, 8% and 8% of the Consumer Products segment's total gross revenues, respectively. Additionally, in 2006, 2005 and 2004 the Consumer Products segment received from a third client, gross revenues of $3.6 million, $1.7 million and $0.8 million, respectively, which accounted for 10%, 5% and 3% of the Consumer Products segment's total gross revenues, respectively. Additionally, in 2006, 2005 and 2004 the Consumer Products segment received from a fourth client, that did not renew its agreement with the Company during fiscal 2005, gross revenues of $1.2 million, $3.4 million and $4.7 million, respectively, which accounted for 4%, 9% and 15% of the Consumer Products segment's total gross revenues, respectively. Finally, in 2006, 2005 and 2004 the Consumer Products segment received from a fifth client, gross revenues of $3.9 million, $12.5 million and $14.6 million, respectively, which accounted for 11%, 33% and 46% of the Consumer Products segment's total gross revenues. In 2005, this client filed for bankruptcy. The Company's business relationship with this Client has terminated. The Company has extended its contracts with two of its significant clients through 2006.

Warrantech Direct Segment
-------------------------

     The Company's Direct segment, markets vehicle service contracts on automobiles and light trucks and extended warranties and product replacement plans on household appliances, consumer electronics, televisions, computers and home office equipment. The vehicle service contracts and extended warranties are sold directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. It also offers call center and technical computer services.

     The consumer product extended warranties and product replacement plans are service contracts between the purchaser and the retailer/dealer and/or the insurance company that typically offers coverage ranging from twelve (12) to sixty (60) months. The VSC is a contract between the dealer/lessor or third party obligor (except in California and Florida, where the contract is between Warrantech Automotive and the vehicle purchaser/lessee) and the vehicle purchaser/lessee that offers coverage for a term extending up to one hundred twenty (120) months or, in the case of mileage based VSC's, up to one hundred fifty thousand (150,000) miles. Coverage is available in the event of the failure of a broad range of mechanical components occurring during the term of the VSC, other than failures covered by a manufacturer's warranty.

     In 2006, 2005 and 2004 the Direct segment received $2.2 million, $2.0 million and $2.1 million, respectively, in gross revenues from a significant client which accounted for 20%, 25% and 29% of the segment's gross revenues, respectively. Additionally, in 2006, 2005 and 2004 the Direct segment received from a second client, gross revenues of $0.7 million, $0.7 million and $1.1 million, respectively, which accounted for 7%, 10% and 15% of the Direct segment's total gross revenues, respectively. Additionally, in 2006, 2005 and 2004 the Direct segment received from a third client, gross revenues of $0.7 million, $0.8 million and $0.7 million, respectively, which accounted for 6%, 10% and 10% of the Direct segment's total gross revenues, respectively.

Warrantech International Segment
--------------------------------

     Warrantech International designs, develops, markets and acts as a third party administrator for many of the same Programs and services outside the United States that Warrantech Automotive and Warrantech Consumer Products market and administer in the United States and Canada.

     Warrantech International conducts its efforts on a direct basis and has developed relationships with retailers and distributors throughout the Caribbean, Central America and South America. It is currently doing business in Puerto Rico, Guatemala, El Salvador, and until April 1, 2006 Warrantech International was conducting business in Chile and Peru. The Company believes its strategic alliance with Atento, a multi-national call center owned by Spain's Grupo Telefonica, should allow Warrantech International to readily enter markets in Latin America where Atento has existing call center operations. It is actively pursuing leads in other Latin American markets, such as Mexico.

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

     Although a Plan sold or issued under a Program may designate an obligor, other than the applicable insurance company, that is legally responsible for the cost of valid repairs or replacements made thereunder, those liabilities, are fully insured by an independent insurance company that is ultimately responsible for such costs. Insurance coverage has been and/or continues to be provided by Cruz del Sur in Chile, La Positiva in Peru, Universal Insurance Company and GAIC in Puerto Rico and GAIC in Guatemala and El Salvador. Effective September 2003, as a result of terminating its relationship with Universal Insurance Company, the Company suspended its Automotive program in Puerto Rico. The Company is in the process initiating a new automotive warranty plan in Puerto Rico in which the Company will self insure automotive warranties. On June 30, 2004, the

Company terminated its policy with Cruz del Sur, its primary insurance carrier in Chile, effective December 31, 2004. To arrange for continuity of coverage, the Company has been issued a policy with Penta Seguros, effective with contracts written January 1, 2005.

     Effective April 1, 2006, Warrantech International ceased operations in Chile and Peru, resulting from various clients not renewing their contracts. The Company recognized that it was no longer profitable to participate in the warranty business in those countries, ceased operations and will focus its future efforts expanding its business domestically and in Mexico. Effective June 1, 2006, Edge Company is in contractual discussions with Warrantech International to help manage the run-off for contracts sold through April 1, 2006 in Chile and Peru. Edge Company is owned by Richard Rodriguez, former President of Warrantech International, who is also a Company Director.

     In 2006, 2005 and 2004 the International segment received $1.4 million, $2.9 million and $2.9 million, respectively, in gross revenues from one significant client, that did not renew its agreement with the Company during fiscal 2006, which accounted for 39%, 69% and 22% of the International segment's total gross revenues, respectively. Additionally, in 2006, 2005 and 2004 the International segment received from a second client, that did not renew its agreement with the Company during fiscal 2005, gross revenues of $0.0 million, $1.7 million and $1.7 million, respectively, which accounted for 0%, 22% and 22% of the segment's gross revenues, respectively. Additionally, in 2006, 2005 and 2004 the International segment received from a third client, gross revenues of $0.5 million, $0.4 million and $0.3 million, respectively, which accounted for 14%, 9% and 4% of the segment's gross revenues, respectively. Additionally, in 2006, 2005 and 2004 the International segment received from a fourth client, gross revenues of $0.7 million, $0.5 million and $0.5 million, respectively, which accounted for 20%, 12% and 7% of the segment's gross revenues, respectively. Finally, in 2006, 2005 and 2004 the International segment received from a sixth client, that did not renew its agreement with the Company during fiscal 2004, gross revenues of $0, $0 and $1.0 million, respectively, which accounted for 0%, 0% and 14% of the International segment's total gross revenues.

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

Significant Customers
---------------------

     During the fiscal year ended March 31, 2006, the Company had one customer which accounted for more than 10% of the Company's consolidated gross revenues. In 2006, 2005 and 2004 gross revenues from this significant customer were $16.9 million, $13.8 million and $11.2 million, respectively, which accounted for 13%, 12% and 8% of the Company's total gross revenues, respectively.

Competition
-----------

     Although accurate information on private companies is difficult to obtain, the Company believes it is among the ten (10) largest independent third party administrators in the United States. All of the Company's business segments compete with subsidiaries and/or divisions of major financial institutions and insurance companies such as Aon and American International Group. The segments also compete against programs offered by product manufacturers. This is particularly true for the Automotive segment which competes against VSC programs offered by major manufacturers such as General Motors, Ford and Daimler Chrysler. The Company acknowledges that a number of these competitors have significantly more employees, greater financial resources and more immediate name recognition than the Company. It believes, however, that its broad client base and the competitive strengths and advantages described above have allowed it to compete effectively and will enable it to grow its business in the future.

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

     Currently, GAIC is the primary insurer of Warrantech Automotive's VSC Programs. On reinsurance Programs offered to automobile dealerships and other specialty marketers, the Company also has an agreement with Heritage, a risk retention group that is not rated by any nationally recognized rating agency; Automotive Underwriters Insurance Company, Inc., another non rated risk retention group, Capital Assurance Risk Retention Group, another non rated risk retention group, Western Insurance and American Resources Insurance Company, Inc., a B rated risk retention group. One or more reinsurance companies, contracted by Heritage, participate in this Program as well. During the immediately preceding five-year period, portions of the Warrantech VSC Programs were insured by Reliance (see "Management's Discussion and Analysis - Insurer in Liquidation" below), the New Hampshire Insurance Company and other member companies of American International Group, Inc. ("AIG").

     GAIC also insured Plans issued under Programs marketed and administered by Warrantech Consumer Products after February 12, 2000 until May 31, 2006. During the immediately preceding five-year period, insurance for Plans issued under such Programs was provided by Reliance (see "Management's Discussion and Analysis - Insurer in Liquidation" below) and CIGNA Insurance Company. Effective June 1, 2006 the Company entered into an agreement on consumer products with Amtrust North America, Inc pursuant to which Amtrust will insure any new service contracts.

     Except as otherwise noted herein, current insurance coverage is provided by highly rated independent insurance companies. As noted above, in the United States and Canada providers include GAIC Amtrust and ARIC which are rated A (Excellent) and Heritage and AUIC which are unrated risk retention groups. Certain Programs have been or are currently insured by (i) New Hampshire Insurance Company and/or other AIG member companies and Tokio Marine & Fire Insurance Company, each of which is rated A++ (Superior) and (ii) CIGNA Insurance Company (acquired by ACE Insurance Company) which is rated A (Excellent). Internationally, insurance coverage was provided by Universal Insurance Company in Puerto Rico on non-automotive programs through August 2004, rated A - (Excellent), ING beginning January 1, 2005 and Cruz del Sur prior to January 1, 2005 in Chile, and La Positiva in Peru. All ratings for the United States, Canada and Puerto Rico are made by A.M. Best Company. The Home warranty program is self insured by the Company.

     Agreements between the Company and the insurers may contain profit-sharing features that permit the Company to share in underwriting profits earned under the Programs. The amounts to be received, if any, are determined in accordance with certain specified formulas based upon the type of program and the policy year. Certain of these agreements require interim calculations and distributions for various Programs, with final calculations being made as Plan terms expire. The Company recognized $0, $41,920 and $173,610 in profit sharing through its International segment in the fiscal years-ended March 31, 2006, 2005 and 2004, respectively.

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

     The Company has deployed, and continues to refine, Speech Recognition IVR telephone applications to speed the claims process. These telephone applications allow a caller to speak their input, such as a VIN or contract number, rather than key the entry on their phone. Additionally, the Fast-Track Automotive claims telephone application has the capability to establish a claim, issue a reference number, and read back payment information to the repair facility so the caller does not need to hold for, or speak to, a call center representative. Both of these advances help the Company continue to provide better service to its customers and reduce time and costs involved with handling claims while providing the better service.

Employees
---------

     As of March 31, 2006 the Company and its subsidiaries had approximately 349 employees, a decrease of approximately 17 employees from the preceding fiscal year. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.


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

     Warrantech International's Chile operations are located in leased premises at Avenida 11 de Septembre No. 1881 Officia No. 1619 Providencia, Santiago, Chile. On May 31, 2006 the company gave its required 60 notice of termination regarding this office and it will close July 31, 2006. The lease provides for annual base rent payments of $23,983 for 145 square meters.

     Warrantech International's Peru operations are located in leased premises at Avenida Paseo de la Republica #3691 Officina No 501 San Isidro Peru. Effective May 1, 2006 the landlord released Warrantech from any further rent as Edge Company owned by Rick Rodriguez a director signed a new lease for the premises. The lease provides for annual base rent payments of $6,150 for 323 square feet.

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

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

     No matters were submitted to a vote of the Company's Stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the Company's fiscal year ended March 31, 2006.

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

     As of March 31, 2006, there were 13,967,568 shares of outstanding Common Stock and approximately 828 stockholders of record. On that date, the closing bid price for the Common Stock, as reported on the OTC was $0.41.

     Following is a summary of the price range of the Company's Common Stock during fiscal years 2006 and 2005:

                               Fiscal 2006                  Fiscal 2005
          Quarter             High & Low Bid              High & Low Bid
       First              $ 0.69        $   0.55      $ 1.05        $   0.76
       Second             $ 0.63        $   0.45      $ 0.87        $   0.63
       Third              $ 0.60        $   0.37      $ 0.82        $   0.61
       Fourth             $ 0.45        $   0.33      $ 0.78        $   0.57

     No cash dividends have been paid to holders of Common Stock since inception of the Company. The Company anticipates that earnings, if any, will be retained for use in the business or for other corporate purposes and it is not anticipated that cash dividends will be paid in the foreseeable future.

        Purchase of Equity Securities for the Twelve Months Ended March 31, 2006

           ---------------------------------------------------------------------
                                        Total
                                      Number of                       Average
                                        Shares                       Price Paid
                 Period               purchased         Cost         per Share
           ---------------------------------------------------------------------
           1/1/06 - 1/31/06                   --              --             --
           2/1/06 - 2/28/06                   --              --             --
           3/1/06 - 3/31/06            1,519,425     $ 1,161,610       $ 0.7645

                                    ----------------------------
           Total                       1,519,425     $ 1,161,610       $ 0.7645
                                    ============================

     These shares were not purchased pursuant to a publicly announced plan or program regarding stock repurchases in as much as the Company has no such plan or program. The shares were tendered by stockholders in conjunction with debt obligations due to the company that were settled, in whole or in part, in Company common stock.

Item 6.           Selected Financial Data
                  -----------------------

     The Selected Financial Data should be read in conjunction with the consolidated financial statements and related notes as of and for the years ended March 31, 2006, 2005 and 2004.

                                                                    For The Years Ended March 31,
                                           ---------------------------------------------------------------------------------
                                                2006             2005             2004             2003             2002
                                           -------------    -------------    -------------    -------------    -------------
Gross Revenues                             $ 123,294,650    $ 113,904,402    $ 144,329,442    $ 143,843,963    $ 114,984,335
Net increase in deferred revenues             (1,566,054)      (2,076,499)     (29,270,703)     (48,517,264)     (23,379,415)
                                           -------------    -------------    -------------    -------------    -------------
Net revenues                               $ 121,728,596    $ 111,827,903    $ 115,058,739    $  95,326,699    $  91,604,920
                                           =============    =============    =============    =============    =============
Gross Profit                               $  25,337,564    $  27,280,530    $  29,818,392    $  34,237,400    $  26,302,317
                                           =============    =============    =============    =============    =============
Loss from operations                       ($  2,236,879)   ($  1,967,778)   ($    552,035)   $   1,265,202    ($ 16,691,659)
                                           =============    =============    =============    =============    =============

Discontinued operations, net of tax:
Income from discontinued
  operations (loss)                        ($    888,778)   ($  1,640,014)          35,664          201,690          177,955

  Net income per basic share               ($       0.20)   ($       0.23)   ($       0.03)   $        0.10    ($       1.08)
                                           =============    =============    =============    =============    =============

Basic income per share data:
  Income per share from
      continuing operations                ($       0.14)   ($       0.13)   ($       0.03)   $        0.08    ($       1.09)
  Income (loss) per share from
      discontinued operations              ($       0.06)   ($       0.10)   $         0.0    $        0.02    $        0.01
                                           -------------    -------------    -------------    -------------    -------------

Weighted average common
  shares outstanding, basic                       15,383           15,396           15,345           14,668           15,296
                                           =============    =============    =============    =============    =============

Diluted income per share data:
  Income per share from
     continuing operations                 ($       0.14)   ($       0.13)   ($       0.03)   $        0.08    ($       1.09)
  Income (loss) per share from
     discontinued operations               ($       0.06)   ($       0.10)   $         0.0    $        0.02    ($       0.01)
                                           -------------    -------------    -------------    -------------    -------------

  Net income per diluted share             ($       0.20)   ($       0.23)   ($       0.03)   $        0.10    ($       1.08)
                                           =============    =============    =============    =============    =============

Weighted average common
  shares, diluted                                 15,433           15,469           15,345           14,668           15,290
                                           =============    =============    =============    =============    =============

Cash dividend declared                              None             None             None             None             None
                                           -------------    -------------    -------------    -------------    -------------
Total assets                               $ 266,885,901    $ 258,558,766    $ 253,300,695    $ 257,270,451    $ 209,631,605
                                           =============    =============    =============    =============    =============
Long-term debt and capital lease           $     673,034    $     923,984    $     980,903    $   1,218,670    $     957,159
obligations
                                           =============    =============    =============    =============    =============

Common stockholders' (deficiency)          ($ 30,499,002)   ($ 29,609,684)   ($ 25,798,951)   ($ 25,471,901)   ($ 26,460,501)
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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to,

     o changes in the terms or availability of insurance coverage for the Company's programs,
     o    regulatory or legal changes affecting the Company's business,
     o loss of business from, or significant change in relationships with, any major customer,
     o the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay claims under the service contracts,
     o the termination of extended credit terms being provided by the Company's current insurance company,
     o prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services,
     o availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel,
     o the Company's ability to replace lost revenues in its Consumer Products or International segments,
     o the ability to successfully identify and contract new business opportunities, both domestically and internationally,
     o the ability to secure necessary capital for general operating or expansion purposes,
     o    the adverse outcomes of litigation,
     o the outcome of the bankruptcy proceedings involving Ultimate Electronics, Inc. (discussed below),
     o the non-payment of notes due from an officer and one former director of the Company in 2007, which would result in a charge against earnings in the period in which the event occurred,
     o the consummation of the recently announced, proposed agreement for HIG to buyout the Company and the inherent risks associated if the purchase is not completed,
     o the inability for recourse against the former audit firm, which ceased operations in 2005, and
     o    the illiquidity of the Company's stock.

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

SEC Review of the Company's Filings
-----------------------------------

         In March of 2005, the staff of the Division of Corporation Finance of the Securities and Exchange Commission selected the Company's periodic reports for review. The reports reviewed were the Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and the Quarterly Reports on Form 10-Q for the periods ended June 30, 2005, September 30, 2005 and December 31, 2005. The SEC Staff informed the Company that the purpose of the review was to assist the Company in its compliance with applicable disclosure requirements and to enhance the overall disclosure in the Company's reports. In the course of its review, the SEC Staff notified the Company that the wording in the certification documents did not conform with require wording. On April 7, 2006 the Company subsequently revised the certification exhibits and filed an amended Form 10-K/A with this one change.

         Additionally on May 30, 2006, the SEC Staff informed the Company that the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2005 must be amended to reflect the risk resulting from the former audit firm's discontinuation of business and therefore the inability of shareholders to have recourse, if any, against the audit firm.

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

Butler Contracts
----------------

         As a result of discussions with the SEC's Division of Corporation Finance, the Company requested guidance from the SEC's Office of the Chief Accountant ("SEC Staff") concerning, the appropriate revenue recognition policy which should be applied by the Company with respect to the Butler-obligor contracts. After considering the guidance received from the SEC Staff, the Company has restated its financial statements for the fiscal years ending on March 31, 2001, 2002 and 2003 in order to change the method of recognizing revenue from service contracts in which Butler is the named obligor and to give effect to certain transactions which relate to Butler. These changes which are reflected in Footnote 2 to the Financial Statements in this Annual Report include the following:

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

     The Company operates in four major business segments: Automotive, Consumer Products, International and Direct. The Automotive segment designs, develops, markets and acts as a third party administrator for vehicle service contract ("VSC") Programs and other related automotive after-sale products, all of which enhance the dealer's profitability from the sale of automobiles, light trucks, recreational vehicles, personal watercraft and automotive components. These products are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers.

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

     The Direct segment markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. It also offers call center and technical computer services.

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

     To mitigate its claims liability expense resulting from Reliance's liquidation, the Company is attempting to ascertain if any recovery is available on Federal subsidies as a result of the terrorist attacks to the insurance industry in general or Reliance specifically, to pay vehicle service contract claims. If such subsidies are available, it could take years before recovery, if any, is obtained. In February 2005, the Company also began legal proceedings for recovery of approximately $3 million against certain state guaranty funds. In June 2005, the Company made its first state guaranty settlement with one of the defendants in its action. In March 2006, the Company settled with all remaining state guaranty agencies for $996,000.

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

Significant Customer In Bankruptcy
----------------------------------

     On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represented 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contract with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. Ultimate has made all its payments to Warrantech with respect to sales subsequent to January 11, 2005 ("post-petition sales)." At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 ("pre-petition sales") and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, although Warrantech's proof of claim has been reviewed and approved, Warrantech does not know what it will recover on its claim. No provision for bad debts has been recorded as of March 31, 2006, as there are offsetting liabilities and reserves. The Plan of Reorganization has been approved by the Bankruptcy Court and Ultimate's creditors. Ultimate and its advisors have reviewed filed claims and have made initial determinations regarding preference payments and other amounts that may be recoverable from creditors. They are now contacting those creditors who appear to have the largest potential obligations to the bankruptcy estate in an effort to negotiate settlements. These discussions are expected to continue for a number of months. The first distributions to creditors could occur as early as the 3rd quarter of calendar 2006 although they are more likely to begin during the 4th quarter of calendar year 2006.

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

     At March 31, 2006, the Company was owed $3.7 million by Ultimate, in which the Company has filed a proof of claim for $3.27 million with the bankruptcy court. The remaining balance has subsequently been paid. No provision for bad debts has been recorded with respect to Ultimate as of the fiscal year ended March 31, 2006.

Insurance Relationships
-----------------------

     As of November 1, 2005, Great American and Warrantech mutually agreed to modify their current arrangement to provide for a final extension of the administration agreement through November 27, 2005. Under this extension, Great American agreed to continue writing new business for existing clients through December 31, 2005. This mutual agreement was based on certain changes in Great American's strategic direction and Warrantech's resulting belief that it would be in the best interests of Warrantech and its customers to establish new insurance relationships. Since entering into this agreement, both parties have acknowledged that the required transitions have taken longer than originally anticipated. Therefore, Great American and Warrantech have verbally agreed to several extensions of the initial deadline to allow these transitions to occur in an orderly manner. As of the date hereof, Great American has agreed to continue writing business for existing clients through March 12, 2006. On June 7, 2006, in conjunction with the Merger Agreement, GAIC has agreed to continue writing new automotive business for existing clients through December 31, 2006. Effective June 1, 2006 the Company entered into an agreement on consumer products with Amtrust North America, Inc pursuant to which Amtrust will insure any new service contracts.


Results of Operations
---------------------

     The following information should be read in conjunction with the information contained in the Consolidated Financial Statements and the Notes thereto included in "Item 8 - Financial Statements and Supplementary Data" of this Annual Report.

                                 Gross Revenues
                                 --------------

                                            For the Years Ended March 31,
                                     ------------------------------------------
                                         2006           2005           2004
                                     ------------   ------------   ------------
         Automotive segment          $ 78,154,529   $ 69,374,933   $103,494,113
         Consumer Products segment     33,193,512     35,781,604     31,594,250
         Direct segment                10,959,404      7,988,206      7,318,032
         International segment            987,205        759,659      1,923,047
                                     ------------   ------------   ------------
         Total gross revenues        $123,294,650   $113,904,402   $144,329,442
                                     ============   ============   ============

     Gross revenues for the year ended March 31, 2006 increased $9,390,248 or 8% over fiscal 2005. The Automotive segment reported an increase in gross revenue during the period resulting from several new clients. The Consumer Products segment reported a slight decrease in gross revenue as most major clients had increased their volumes and there was an increase from home warranty revenue but it did not fully offset the revenue lost from Ultimate Acquisition which elected not to continue effective November 15, 2005 and Microcenter whose contract expired June 28, 2005. Direct segment revenues continue to increase as the segment continues to expand operations into other regions. International segment gross revenues decreased as a result of the loss of customers. The Peru and Chile operations were closed April 1, 2006 and the financial impact shown under gain (loss) for discontinued operations.

     Gross revenues for the year ended March 31, 2005 decreased $30,425,040 or 21% over fiscal 2004. The Consumer Products segment reported increased gross revenues of 13% in the year ended March 31, 2005 over 2004, while the Automotive segment reported a decrease in gross revenues of 33%, during the same period. The decrease in gross revenues in the Automotive segment was due to the downturn in sales of new cars and a reduction in volume arising from premium rate increases. The increase in the Consumer Products segment was due to the opening of additional stores by one of the Company's top dealers. The International segment decrease in gross revenues during fiscal year 2005, resulted from lower sales volumes in Puerto Rico due to the suspension of auto warranty sales.

                                  Direct Costs
                                  ------------

                                   For the Years Ended March 31,
                            ------------------------------------------
                                2006           2005           2004
                            ------------   ------------   ------------

          Direct costs      $ 96,391,032   $ 84,547,374   $ 85,240,347
                            ============   ============   ============

     Direct costs are those costs directly related to the production and acquisition of service contracts. These costs consist primarily of insurance premiums and commission expenses. Direct costs for the fiscal year ended March 31, 2006 of $96,391,032 increased $11,843,658 or 14% as compared with
$84,547,374 during the fiscal year ended March 31, 2005.

     Direct costs for the fiscal year ended March 31, 2005 of $84,547,374, decreased $692,973 or 10% as compared with $85,240,347 during the fiscal year ended March 31, 2004.

                                      SG&A
                                      ----

                                                             For the Years Ended March 31,
                                                      ------------------------------------------
                                                          2006           2005           2004
                                                      ------------   ------------   ------------
     Service, selling and general administrative      $ 25,633,085   $ 23,971,450   $ 27,284,384
                                                      ============   ============   ============

     Service, selling and general and administrative expenses ("SG&A") for 2006 increased $1,661,635 or 7% compared to 2005. Legal expenses decreased $244,346 for the year ended March 31, 2006 compared to 2005, primarily due to legal costs recovered from the state guaranty funds. Employee costs increased $245,617 from $16,381,966 in fiscal 2005 to $16,627,583 for the year ended March 31, 2005, primarily due to the addition of sales personnel in the Home segment. Travel and Entertainment also increased $204,850 from $956,115 in 2005 to $1,160,965 in 2006 as a result of the addition of sales personnel in the Home segment. Lastly, sales related costs increased $282,863 from $935,676 in 2005 to $1,218,539 in 2006 mainly as a result of the addition of sales personnel in the Home segment.

     Service, selling and general and administrative expenses ("SG&A") for 2005 decreased $3,312,934 or 12% compared to 2004. Legal expenses increased $369,750 for the year ended March 31, 2005 compared to 2004, primarily due to legal costs associated with the SEC review in early 2005. Employee costs decreased $1,461,171 from $17,843,137 in fiscal 2004 to $16,381,966 for the year ended
March 31, 2005, primarily due to the deferral of employee sales related compensation to future years. Rent and related costs expense decreased $528,720 from $2,174,973 for the year ended March 31, 2004 to $1,646,253 for the year ended March 31, 2005, reflecting lower deferred rent charges as a result of the Company's move to its new corporate headquarters in Bedford, Texas.

                          Depreciation and amortization
                          -----------------------------

                                             For the Years Ended March 31,
                                      ------------------------------------------
                                          2006           2005           2004
                                      ------------   ------------   ------------

     Depreciation and amortization    $  1,619,941   $  2,537,117   $  3,268,593
                                      ============   ============   ============

     Depreciation and amortization expenses were reduced by $917,176 or 36% during 2006 compared to 2005 and by $730,634 or 22% during 2005 compared to 2004. The decrease in depreciation and amortization is the result of the Company's assets maturing and a reduced requirement for capital expenditures for the past few years.

                             Provision for bad debts
                             -----------------------

                                         For the Years Ended March 31,
                                  ------------------------------------------
                                      2006           2005           2004
                                  ------------   ------------   ------------

     Provision for bad debts      $  1,098,222   $  4,045,271   $    590,000
                                  ============   ============   ============


     Provision for bad debts decreased $2,947,049 during the fiscal year 2006. As a result of a negotiated settlement with the estate of Jeff White, former Company director, for the repayment of his outstanding loan to the Company, the Company forgave $1,098,222 of the debt. Provision for bad debts increased $3,455,271 during the fiscal year 2005.

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

                                  Other Income
                                  ------------

                                                   For the Years Ended March 31,
                                           --------------------------------------------
                                               2006            2005            2004
                                           ------------    ------------    ------------
      Interest and dividend income         $    547,989    $    581,406    $    600,649
      Interest expense                       (1,136,069)       (586,914)       (690,019)
      Gain (loss) on sale of assets              (2,746)            635           1,195
      Credit card usage rebate                  899,934          74,590         541,345
      Miscellaneous income                      (38,043)   $    857,841         112,753
                                           ------------    ------------    ------------
            Total other income             $    309,108    $    783,270    $    453,170
                                           ============    ============    ============

     Other income for 2006 decreased $576,776 compared to 2005, an increase in interest expense due to the Company's extended payment terms for its insurance premium payable to Great American.

     Other income for 2005 increased $281,918 or 50% compared to 2004, primarily due to higher rebates from usage by the Company of its credit card transactions.

                     Gain (Loss) for Discontinued Operations
                     ---------------------------------------

     On April 1, 2006 the Company closed its operations in Peru and Chile as several customers did not renew their agreements. These countries showed a loss of $888,778 and $1,640,014 for March 31, 2006 and 2005, respectively, and a gain of $35,664 for the fiscal year ended March 31, 2004.

     The net deferred tax asset as of March 31, 2006, 2005 and 2004 contained a benefit of $1,121,051, $725,544, and $137,456, respectively, related to foreign losses. Management does not believe the amount of this benefit is more likely than not to be realized. Accordingly, management has reserved the amount of this benefit.

                              Comprehensive Income
                              --------------------

                                                             For the Years Ended March 31,
                                                     --------------------------------------------
                                                         2006            2005            2004
                                                     ------------    ------------    ------------
     Net income (loss)                               ($ 3,125,657)   ($ 3,607,792)   ($   516,371)
     Other comprehensive income (loss), net of tax
        Unrealized gain (loss) on investments               4,489          (5,254)        (17,083)
        Foreign currency translation adjustments           64,212          86,909         364,858
                                                     ------------    ------------    ------------
     Comprehensive income (loss)                     ($ 3,056,956)   ($ 3,526,137)   ($   168,596)
                                                     ============    ============    ============

     Comprehensive income (loss) per share:          ($      0.20)   ($      0.23)   ($      0.01)
                                                     ============    ============    ============

     Other comprehensive income for the year ended 2006 was materially flat compared to the year ended March 31, 2005. Gains from foreign currency translation adjustments decreased $277,949 for the year ended March 31, 2005 compared to 2004 and foreign currency translation adjustments gains were $364,858 for the year-ended March 31, 2004 compared to losses of $158,659 for 2003, primarily due to Peru and Chile foreign currency translation fluctuations.

Agreements
----------

     The Company entered into agreements with Butler and GAIC to arrange for the coverage of claims filed under the service contracts previously insured by Reliance. Under these agreements, Butler agreed to assume all the obligations to pay the claims under the service contracts which were covered by the premiums being held by RWC. The Company executed an agreement with GAIC that provides the Company with extended payment terms and a $3 million line of credit ("GAIC Agreement"). All of the Company's obligations to GAIC pursuant to the GAIC Agreement are secured by all of the Company Automotive and Consumer Products segment's accounts receivable, which were $23,537,597 and $19,118,161 at March 31, 2006 and 2005, respectively. Further, GAIC received options to purchase up to 1,650,000 shares of Warrantech's common stock at an exercise price of $1.00 per share subject to certain adjustments. In the event that GAIC exercises all of these options, it would own approximately 11.8% of the Company's outstanding shares, net of shares held in the treasury.

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

     During the years ended March 31, 2006, 2005, 2004, 2003 and 2002, the Company paid $1,303,782, $4,727,643, $9,262,407, $10,959,364 and $5,770,999,
respectively, in claims related to Reliance obligations. Remaining amounts are expected to be paid out as set forth in the following table.

                                                              Expected Payment Date
                             ----------------------------------------------------------------------------------------
                                2007         2008         2009          2010         2011     Thereafter     Total
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Claims loss liability   $1,563,951   $2,290,770   $   16,863   $       --   $       --   $       --   $3,871,584

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2006, total cash and short-term investments totaled $5,064,089, a decrease of $966,003 or 16% from $6,030,092 at March 31, 2005.
During the fiscal year ended March 31, 2006, the Company used net cash from operations totaling $866,210, compared to generating net cash from operations of $280,170 for the fiscal year ended March 31, 2005. The change in net cash from operations is due to an increase in insurance premiums payable, mainly because of the increase in revenue. The negative change in its working capital from a negative $15.4 million at March 31, 2005 to a negative $17.1 million at March 31, 2006 was due primarily due to an increase in premium payable. During fiscal year 2006, the Company increased its accounts receivable by $4.7 million as a result of higher sales from its automotive business. The Company offset the use of those funds with a $6.0 million increase in its insurance premiums payable and $1.7 million increase in its accounts and commissions payable.

     The Company believes that it will have sufficient funds to finance its current operations for at least the next twelve months from internally generated funds and from extended terms and the $3 million line of credit from Great American Insurance Company ("GAIC"). Additional potential sources of liquidity include the possibility of potential reduced litigation expenditures in the event of either a successful appeal pending in the 5th circuit regarding the LLoyds Underwriters litigation, described in the "Legal Proceedings" section of this Report ("Lloyds Matter") or a successful appeal also pending in the 5th circuit regarding Steadfast Insurance Company's defense in the Lloyds Matter. Furthermore, the merger (see: Merger Agreement), if approved, will positively impact the Company's active search for additional lines of credit to fund working capital. The Company is aggressively pursuing new business domestically to fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

     With the loss of several major customers in the Consumer Products segment, revenues in the Consumer Product and Direct segments are expected to continue to remain flat compared to the previous year. The Consumer Products segment expects to replace a portion of its business by the end of the fiscal year and continues to expand operations in its Home warranty business. Losses in the Company's International operations should be significantly reduced with the closing of operations in South America and the commencement of operations in Mexico with minimal SG&A costs. The Automotive segment plans to restart its auto warranty operations in Puerto Rico during the 2nd fiscal quarter. Additionally, Automotive segment revenues are expected to continue to increase due to the acquisition of new clients. Stable insurance premium costs have allowed the Company's automotive warranties to be more competitive than in the previous year and the Company has expanded into other distribution channels.

     During the fiscal year ended March 31, 2006, the Company used $562,011 in cash in investing activities compared to the use of $239,443 in investing activities in the prior year. This increase in use of funds of $322,568 is primarily due to an decrease in proceeds from the sale of marketable securities. The Company used slightly more funds from the purchase of property and equipment during the current fiscal year. The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2006 amounted to $205,345 compared to $538,609 during the fiscal year ended March 31, 2005. At fiscal year end 2006, the Company had $1,093,328 in debt from capital lease obligations compared to $1,465,610 at fiscal year-end 2005.

     During the fiscal year ended March 31, 2006, the Company provided $712,371 in cash from financing activities compared to uses of ($678,754) in fiscal year 2005. The variance was primarily due to the reduction of $3,549,000 in loans by Company directors (see: Loans to Directors) and their tendering of shares back into treasury of $1,161,111.

     During the fiscal year ended March 31, 2006 the Company obtained 1,519,425 shares of its common stock for an aggregate amount of $1,161,611 compared to the 32,500 shares of its common stock for an aggregate of $23,956 in the fiscal year ended March 31, 2005.

     As a result of restricted cash requirements in the State of Florida for the Home warranty business, the Company increased its restricted cash balance by $100,000 during fiscal year 2005.

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

     In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due and extending the loan maturity from July 5, 2001 until January 31, 2005. Interest on the restructured loans accrued annually at the applicable federal rate of 6.2%. Under the restructuring, interest first became payable on the third anniversary of the restructuring and was payable annually thereafter. In July 2002, the Company extended the loan maturity dates until February 1, 2007 (the "loan extension"). The interest, which accrued on the notes up to the time of the loan extension, was added to the principal of the notes. The new principal amount of Mr. Tweed's note is $3,189,675 and of Mr. White's note is $2,912,430. The applicable federal interest rate on the notes following the loan extension is 4.6%. Under the loan extension, interest on the notes will accrue until February 1, 2005 and, at that time, the accrued interest will be added to the principal of the notes. Commencing on February 1, 2005, interest on the new principal amount of the loans to Mssr. Tweed and White is payable annually in arrears, with the first interest payment becoming due on February 1, 2006. On January 31, 2006, in lieu of a cash payment for the $148,033 in interest due by Mr. Tweed, the Company agreed to accept 211,476 shares of its Common Stock.

     In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the then applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note is $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $194,254, $194,254, 194,786 and $133,050 of
interest which accrued on the note during fiscal years 2006, 2005, 2004 and 2003, respectively has been forgiven. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

     Mr. White passed away on November 30, 2005. Pursuant to a promissory note given by Mr. White to the Company in connection with his exercise of stock options, Mr. White's estate owed the Company $3,401,799 as of February 28, 2006. His death triggered an acceleration provision of the promissory note, which provides that if the note is not paid within 90 days after his death (March 1, 2006), the Company is entitled to declare all amounts owed under the note due and payable. An interest payment per the terms of the note was due on February 1, 2006. The Company's Board of Directors agreed to extend the due date of the interest payment until Feb 28, 2006. In consideration for the note, the Estate of Mr. White ("Estate") and the Company agreed that the Estate would transfer $1,290,000 in cash and 1,322,048 shares of the Company's Common Stock valued at $1,013,577 and in exchange the Company would forgive $1,098,222 of the remaining amount of Mr. White's loan with the Company.

     The total amount of the restructured loans to Mr. Tweed and Mr. San Antonio at March 31, 2006, including the capitalized interest of $400,556, is $7,755,292. For a discussion and the impact on these loans based on the Merger see : Merger Agreement.

     The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio at March 31, 2005, including the capitalized interest of $764,899, is $11,032,065.

Commitments
-----------

     Set forth below is information about the Company's commitments outstanding at March 31, 2006.

                                                       Payments due by period
                            ------------------------------------------------------------------------
                                             Less than        1 - 3          3 - 5        More than
       Commitment Type          Total         1 year          Years          Years         5 years
----------------------------------------------------------------------------------------------------
Capital lease obligations   $  1,265,021   $    513,724   $    748,101   $      3,196   $         --
Operating leases               8,952,871      1,307,236      2,599,366      2,576,818      2,469,451
Employment agreements          4,321,458      2,088,333      1,707,500        525,625             --
Claims loss liability       $  3,871,584      1,563,951      2,290,770         16,863             --
                            ------------------------------------------------------------------------
   Total commitments        $ 18,410,934   $  5,473,244   $  7,345,737   $  3,122,502   $  2,469,451
                            ========================================================================

     The effect of inflation has not been significant to the Company.

Subsequent Event - Merger
-------------------------

     On June 7, 2006, the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with WT Acquisition Holdings, LLC, a Delaware limited liability company ("Parent") and WT Acquisition Corp., a Nevada corporation and direct wholly-owned subsidiary of Parent ("Merger Sub"). The Merger Agreement contemplates that, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing after the Merger as the surviving corporation (the "Merger").

     Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each issued and outstanding share of common stock of the Company will be converted into the right to receive $0.75 in cash, without interest (the "Cash Consideration"). As of the Effective Time, all shares of the Company's common stock issued and outstanding prior to such Effective Time shall no longer be outstanding and shall automatically be cancelled and retired and shall cease to exist, and each holder of a certificate representing any such shares of common stock shall cease to have any rights with respect thereto, except the right to receive the Cash Consideration or the fair value of the shares pursuant to the appraisal rights available under Nevada law. Each outstanding Company stock option at the time of closing will be cancelled in the Merger and the holder thereof shall be entitled to an amount of cash, without interest, equal to the excess, if any, of $0.75 over the exercise price of such stock option with respect to each share of stock issuable upon exercise of such stock option.

     Following the recommendations of the Special Committee of disinterested directors, the Boards of Directors of the Company and Merger Sub have, and the Board of Managers of Parent has, approved the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including, among other things, (i) adoption of the Merger Agreement by the Company's stockholders, (ii) absence of any injunction prohibiting the consummation of the Merger, (iii) the accuracy of the representations and warranties of each party, and (v) compliance of the Company with its covenants.

     The Merger Agreement contains certain termination rights for both the Company and Parent, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of $1,250,000.


THE COMPANY STOCKHOLDER AGREEMENTS

         In connection with the execution of the Merger Agreement, certain of the Company's principal stockholders holding in the aggregate 35.5% of the Company's issued and outstanding common stock entered into stockholder voting agreements with Parent and/or Parent and the Company (the "Company Stockholder Agreements"), pursuant to which, among other things, such stockholders agreed to vote their shares of common stock in favor of the Merger and against any other acquisition proposal for a period of twelve months following termination of the Merger Agreement. In addition, Joel San Antonio, the Company's Chairman of the Board and Chief Executive Officer entered into an agreement with Parent and the Company which contains the terms of the Company Stockholder Agreements, grants an option to Parent to purchase Mr. San Antonio's shares for $0.75 per share exercisable for a period of twelve months following termination of the Merger Agreement, and also provides for the application of amounts paid to Mr. San Antonio for his shares and stock options to reduce his outstanding indebtedness to the Company, the termination of the outstanding obligations under Mr. San Antonio's employment agreement with the Company in exchange for a cash payment of $1,700,000 and the grant to Mr. San Antonio of a common equity award equal to 22.5% of the common equity interests in Parent. In addition, the Company is aware of a letter agreement between Parent and Mr. San Antonio relating to (i) the forgiveness of accrued and unpaid interest owed on Mr. San Antonio's indebtedness to the Company through the Effective Time, (ii) the forgiveness of approximately $600,000 of outstanding principal on such indebtedness, and the extension of the maturity date of the promissory note, evidencing the remaining indebtedness of approximately $1,050,000, until the second anniversary of the closing of the Merger. William Tweed, a former director of the Company also entered into an agreement with Parent and the Company which contains the terms of the Company Stockholder Agreements, grants an option to Parent to purchase Mr. Tweed's shares for $0.75 per share exercisable for a period of twelve months following termination of the Merger Agreement, and also provides for the application of amounts paid to Mr. Tweed for his shares to reduce his outstanding indebtedness to the Company and the extension of the maturity date of the promissory note evidencing the remaining indebtedness of approximately $2,394,796, until December 31, 2013.

CONSOLIDATION AND SALE OF CERTAIN COMPANY DEBT

         In connection with the Merger, the outstanding indebtedness of the Company and its subsidiaries to Great American Insurance Company, GAI Warranty Company, GAI Warranty Company of Florida and GAI Warranty Company of Canada (collectively, "GAI") through March 1, 2006 is being consolidated under a single term promissory note between GAI, the Company and such subsidiaries (the "Term Note"), which is secured by a first priority, continuing security interest in and to all of the tangible and intangible assets of the Company and its subsidiaries granted to GAI under the terms of a security agreement by and between GAI, the Company and its subsidiaries (the "Security Agreement"). All principal and interest under the Term Note is due and payable in 120 days. The Term Note is in full novation of any and all other debt instruments and obligations to repay indebtedness between GAI and the Company and its subsidiaries through March 1, 2006. The Term Note and Security Agreement contain customary representations and warranties, affirmative and negative covenants and events of default.

         Contemporaneously with the execution of the Merger Agreement, GAI sold to Wtech Holdings, LLC ("Wtech"), an affiliate of Parent, all of its rights and obligations under the Term Note and Security Agreement, whereupon Wtech became the primary secured lender to, and creditor of, the Company and its subsidiaries. The Company is not a party to the agreement providing for the sale and transfer of GAI's rights under the Term Note and the Security Agreement, although the Company granted its consent with respect thereto.

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


Impairment of Long-Lived Assets

     The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually, or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flows generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of their carrying value or fair value and charging current operations for any measured impairment. At 2005, the Company found no impairment to its property and equipment or its other identifiable intangibles. At March 31, 2006 the Company provided for the impairment of its assets in Chile and Peru for $23,464.

Income Taxes

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At March 31, 2006, the Company had deferred tax assets of $24,376,209, net of a valuation allowance of $1,385,529.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
             ----------------------------------------------------------

     As of March 31, 2006, the Company did not have any derivatives, debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

     Principal amounts by expected maturity as of March 31, 2006 of marketable securities are as follows:

                                                 Expected Maturity Date
                         ---------------------------------------------------------------------------
                            2007         2008         2009         2010         2011      Thereafter  Total Costs   Fair Value
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Available for sale
securities               $1,164,000   $  570,000   $       --   $       --   $       --   $       --   $1,734,000   $1,732,064

Interest rate                  1.98%         2.1%

     Principal amounts by expected maturity as of March 31, 2005 of marketable securities are as follows:

                                                 Expected Maturity Date
                         ---------------------------------------------------------------------------
                            2006         2007         2008         2009         2010      Thereafter  Total Costs   Fair Value
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Available for sale
securities               $1,425,000   $  595,000   $       --   $       --   $       --   $       --   $2,020,000   $2,043,758

Interest rate                  3.51%        4.09%

The following table sets forth the carrying amounts and fair values of the Company's other receivables at March 31, 2006.

                                                 Expected Maturity Date
                         ---------------------------------------------------------------------------
                            2007         2008         2009         2010         2011      Thereafter     Total      Fair Value
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Other Receivables        $1,969,008   $       --   $       --   $       --   $       --   $       --   $1,969,008   $1,969,008
    - 0% interest



The following table sets forth the carrying amounts and fair values of the company's other receivables at March 31, 2005.

                                                 Expected Maturity Date
                         ---------------------------------------------------------------------------
                            2006         2007         2008         2009         2010      Thereafter     Total      Fair Value
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Other Receivables -      $1,106,720   $       --   $       --   $       --   $       --   $       --   $1,106,720   $1,106,720
    0% interest

Item 8.       Financial Statements and Supplementary Data
              -------------------------------------------


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES


                                                                        Page No.
                                                                        --------

Report of Independent Registered Public Accounting Firm................    35-37

Consolidated Financial Statements:
    Statements of Operations and Comprehensive Income
    For the Fiscal Years Ended March 31, 2006, 2005 and 2004...........    38

    Balance Sheets as of March 31, 2006 and 2005.......................    39-40

    Statements of Common Stockholders' Equity (Capital Deficiency)
    For the Fiscal Years Ended March 31, 2006, 2005 and 2004...........    41

    Statements of Cash Flows
    For the Fiscal Years Ended March 31, 2006, 2005 and 2004...........    42

Notes to Consolidated Financial Statements.............................    43

Consolidated Financial Statement Schedules:
Schedule VIII - Valuation and Qualifying Accounts......................    67



All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or accompanying notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Stockholders of Warrantech Corporation


We have audited the accompanying consolidated balance sheet of Warrantech Corporation and Subsidiaries as of March 31, 2006 and its related consolidated statements of operations and comprehensive income, common stockholders equity (capital deficiency) and cash flows for the fiscal year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements of Warrantech Corporation and Subsidiaries as of March 31 J 2005 and 2004 and for the fiscal years then end d were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated June 15, 2005.

In our opinion, the 2006 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Warrantech Corporation and Subsidiaries at March 31, 2006 and the consolidated results of their operations and comprehensive income and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our 2006 audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The 2006 consolidated financial statement schedule of valuation and qualifying accounts is presented for purpose of additional analysis and is not a required part of the basic financial statements. Such 2006 information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic 2006 financial statements taken as a whole.

                                          /s/ RAICH ENDE MALTER & CO. LLP

New York, New York
June 23, 2006

Information Regarding Consent of Weinick Sanders Leventhal & Co., LLP
---------------------------------------------------------------------

In its Annual Report on Form 10-K for the year ended March 31, 2005 filed with the Securities and Exchange Commission (the "SEC") on June 15, 2005 (the "Original Filing"), Warrantech Corporation ("the Company"), pursuant to disclosure requirements of Item 8 included the previously issued audit report from Weinick Sanders Leventhal & Co., LLP ("WSL") on the consolidated financial statements of the Company for the fiscal years ended March 31, 2005, 2004 and 2003, which are covered under the WSL audit report dated June 15, 2005. The Company is no longer able to obtain the reissued audit report covering the 2005, 2004 and 2003 consolidated financial statements of the Company because WSL is no longer practicing public accounting. Consistent with the SEC's guidance in paragraph 65 of AU 9508.15, in filing its Annual Report on Form 10-K for the year ended March 31, 2006, the Company is including a previously issued audit report of WSL and is disclosing that (a) the report is a copy of the previously issued WSL report dated June 15, 2005 and (b) the report has not been reissued by WSL. WSL is thus unable to consent to the incorporation by reference to its audit report with respect to the consolidated financial statements as of and for the fiscal years ended March 31 2005, 2004 and 2003. Under these circumstances, Rule 437(a) under the Securities act permits the Company to file its Annual Report on Form 10K, which is incorporated by reference into the Form 10-K, without a written consent from WSL.

[GRAPHIC OMITTED]   WEINICK
                      SANDERS                                      1375 BROADWAY
                        LEVENTHAL & CO. LLP            NEW YORK, N.Y. 10018-7010
                    ------------------------------------------------------------
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


                                  /s/ Weinick Sanders Leventhal & Co., LLP
                                  ----------------------------------------

         New York, NY
         June 15, 2005


         THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY WEINICK SANDERS LEVENTHAL & CO., LLP IN CONNECTION WITH WARRANTECH CORPORATION'S FILING ON FORM10-K FOR THE YEAR ENDED MARCH 31, 2005. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY WEINICK SANDERS LEVENTHAL & CO., LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                     For the Year Ended
                                                                          March 31,
                                                      --------------------------------------------------
                                                           2006              2005              2004
                                                      --------------    --------------    --------------
Gross revenues                                        $  123,294,650    $  113,904,402    $  144,329,442
Net (increase) decrease in deferred revenues              -1,566,054        -2,076,499       -29,270,703
                                                      --------------    --------------    --------------
Net revenues                                             121,728,596       111,827,903       115,058,739

Direct costs                                              96,391,032        84,547,374        85,240,347
                                                      --------------    --------------    --------------
Gross Profit                                          $   25,337,564    $   27,280,529    $   29,818,392
                                                      --------------    --------------    --------------
Operating expenses
   Service, selling, and general and administrative       25,633,085        23,971,450        27,284,384
   Provision for bad debt expense                          1,098,222         4,045,271           590,000
   Depreciation and amortization                           1,619,941         2,537,117         3,268,593
                                                      --------------    --------------    --------------
Total costs and expenses                                  28,351,248        30,553,838        31,142,977
                                                      --------------    --------------    --------------

Income (loss) from operations                             -3,013,684        -3,273,307        -1,324,585
Other income                                                 271,065           847,841           565,923
                                                      --------------    --------------    --------------
Income (loss) from continuing operations before
   provision for income taxes                             -2,742,619        -2,425,466          -758,662
Provision for income taxes                                  -410,152          -457,688          -206,627
                                                      --------------    --------------    --------------
Income (loss) from continuing operations                  -2,332,467        -1,967,778          -552,035
Income (loss) from discontinued operations, net
   of income taxes                                          -793,190        -1,640,014            35,664
                                                      --------------    --------------    --------------

Net loss                                              ($   3,125,657)   ($   3,607,792)   ($     516,371)
                                                      ==============    ==============    ==============

Basic earnings (loss) per share:
  Income (loss) form continuing operations            ($        0.14)   ($        0.13)   ($        0.03)
  Income (loss) from discontinued operations          ($        0.06)   ($        0.10)   $         0.00
                                                      --------------    --------------    --------------
  Net income (loss)                                   ($        0.20)   ($        0.23)   ($        0.20)
                                                      ==============    ==============    ==============

Diluted earnings (loss) per share:
  Income (loss) form continuing operations            ($        0.14)   ($        0.13)   ($        0.03)
  Income (loss) from discontinued operations          ($        0.06)   ($        0.10)   $         0.00
                                                      --------------    --------------    --------------
  Net income (loss)                                   ($        0.20)   ($        0.23)   ($        0.20)
                                                      ==============    ==============    ==============

Weighted average number of shares outstanding:
     Basic                                                15,383,507        15,396,342        15,344,563
                                                      ==============    ==============    ==============
     Diluted                                              15,433,507        15,469,074        15,569,608
                                                      ==============    ==============    ==============



Comprehensive Income
--------------------
                                                              For the Years Ended March 31,
                                                      --------------------------------------------------
                                                           2006              2005              2004
                                                      --------------    --------------    --------------
Net (loss)                                            ($   3,125,657)   ($   3,607,792)   ($     516,371)
Other comprehensive income (loss), net of tax
   Unrealized gain (loss) on investments                       4,489            (5,254)          (17,083)
   Foreign currency translation adjustments                   64,212            86,909           364,858
                                                      --------------    --------------    --------------
Comprehensive income (loss)                           ($   3,056,941)   ($   3,526,138)   ($     168,596)
                                                      ==============    ==============    ==============

Comprehensive (loss) per share:                       ($        0.20)   ($        0.23)   ($        0.01)
                                                      ==============    ==============    ==============

          See accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,     March 31,
                                                                            2006         2005 (*)
                                                                        ------------   ------------
                                  A S S E T S
                                  -----------
Current assets:
  Cash and cash equivalents                                             $  3,899,361   $  4,591,746
  Investments in marketable securities                                       808,399      1,190,283
  Accounts receivable, (net of allowances of $559,123 and $576,832,       25,020,997     20,297,743
respectively)

  Other receivables, (net of allowances of $3,718,954 and $3,718,954,      1,969,008      1,106,720
respectively)
  Employee receivables                                                        47,962         42,912
  Deferred income taxes                                                    6,982,019      5,786,881
  Prepaid taxes                                                                   --         41,530
  Prepaid expenses and other current assets                                  804,550        945,786
                                                                        ------------   ------------
     Total current assets                                                 39,532,296     34,003,601
                                                                        ------------   ------------

Property and equipment, net                                                3,393,438      4,356,537

Other assets:
  Excess of cost over fair value of assets acquired
        (net of accumulated amortization of $5,825,405)                    1,637,290      1,637,290
  Deferred income taxes                                                   17,394,190     17,639,485
  Deferred direct costs                                                  202,285,711    198,333,403
  Investments in marketable securities                                       923,665        853,475
  Restricted cash                                                            800,000        800,000
  Split dollar life insurance policies                                       900,145        900,145
  Other assets                                                                19,166         34,830
                                                                        ------------   ------------
          Total other assets                                             223,960,167    220,198,628
                                                                        ------------   ------------
                    Total Assets                                        $266,885,901   $258,558,766
                                                                        ============   ============

(*) Reclassified for comparability

          See accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,         March 31,
                                                                               2006            2005 (*)
                                                                          --------------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
---------------------------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease obligations   $      420,294    $      541,626
     Insurance premiums payable                                               39,597,509        33,616,252
     Income taxes payable                                                         28,082                --
     Accounts and commissions payable                                          9,675,496         7,952,621
     Claims loss liability                                                     1,563,951         2,930,559
     Accrued expenses and other current liabilities                            5,314,439         4,341,754
                                                                          --------------    --------------
          Total current liabilities                                           56,599,771        49,382,812
                                                                          --------------    --------------

Deferred revenues                                                            237,345,559       235,588,801
Claims loss liability                                                          2,307,633         1,833,385
Long-term debt and capital lease obligations                                     673,034           923,984
Deferred rent payable                                                            458,906           439,468
                                                                          --------------    --------------
   Total liabilities                                                         297,384,903       288,168,450
                                                                          --------------    --------------

Commitments and contingencies                                                         --                --

Stockholders' equity (capital deficiency):
   Preferred stock - $.0007 par value authorized - 15,000,000 Shares
       issued  - none at March 31, 2006 and March 31, 2005                            --                --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,674,617 shares at March 31, 2006 and 16,586,283 shares at March 31, 2005
                                                                                 116,724           116,106
   Additional paid-in capital                                                 23,852,085        23,800,228
   Loans to directors and officers                                            (7,755,292)      (11,032,065)
   Accumulated other comprehensive income, net of taxes                          301,157           232,456
   Retained earnings (deficit)                                               (41,664,508)      (38,538,852)
                                                                          --------------    --------------
                                                                             (25,149,834)      (25,422,127)
Treasury stock - at cost, 2,707,031 shares at March 31, 2006 and
1,187,606 shares at March 31, 2005                                            (5,349,168)       (4,187,557)
                                                                          --------------    --------------
        Total Stockholders' Equity (Capital Deficiency)                      (30,499,002)      (29,609,684)
                                                                          --------------    --------------
        Total Liabilities and Stockholders' Equity (Capital Deficiency)   $  266,885,901    $  258,558,766
                                                                          ==============    ==============

(*) Reclassified for comparability

          See accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                     ---------------------------------------
   CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

                                                          For the Years Ended March 31,
                                                  --------------------------------------------
                                                      2006            2005            2004
                                                  ------------    ------------    ------------
Common Stock Outstanding (shares)
---------------------------------
Balance, beginning of year                          16,586,283      16,586,283      16,530,324
Exercise of common stock options                            --              --          48,667
Issuance of common stock                                88,334              --           7,292
                                                  ------------    ------------    ------------
Balance, end of year                                16,674,617      16,586,283      16,586,283
                                                  ============    ============    ============
Common Stock (amount)
---------------------
Balance, beginning of year                        $    116,106    $    116,106    $    115,714
Exercise of common stock options                            --              --             341
Issuance of common stock                                   618              --              51
                                                  ------------    ------------    ------------
Balance, end of year                              $    116,724    $    116,106    $    116,106
                                                  ============    ============    ============
Additional Paid-In Capital
--------------------------
Balance, beginning of year                        $ 23,800,228    $ 23,800,228    $ 23,760,809
Exercise of unrestricted common stock options               --              --              --
Exercise of restricted common stock options                 --              --              --
Issuance of common stock                                51,857              --          39,419
                                                  ------------    ------------    ------------
Balance, end of year                              $ 23,852,085    $ 23,800,228    $ 23,800,228
                                                  ============    ============    ============
Loans to Directors and Officers
-------------------------------
Balance, beginning of year                        ($11,032,065)   ($10,747,470)   ($10,462,094)
Repayment of loans                                   2,451,610              --              --
Forgiveness of loan                                  1,098,222              --              --
Current year interest on loans                        (273,059)       (284,595)       (285,376)
                                                  ------------    ------------    ------------
Balance, end of year                              ($ 7,755,292)   ($11,032,065)   ($10,747,470)
                                                  ============    ============    ============
Accumulated Other Comprehensive Income
--------------------------------------
Balance, beginning of year                        $    232,456    $    150,801    ($   196,974)
Foreign currency translation adjustments                64,212          86,909         364,858
Unrealized gain (loss) on investments                    4,489          (5,254)        (17,083)
                                                  ------------    ------------    ------------
Balance, end of year                              $    301,157    $    232,456    $    150,801
                                                  ============    ============    ============
Retained Earnings (Accumulated Deficit)
---------------------------------------
Balance, beginning of year                        ($38,538,852)   ($34,931,059)   ($34,414,688)
Net income (loss)                                   (3,125,656)     (3,607,793)       (516,371)
                                                  ------------    ------------    ------------
Balance, end of year                              ($41,664,508)   ($38,538,852)   ($34,931,059)
                                                  ============    ============    ============
Common stock in treasury (shares)
---------------------------------
Balance, beginning of year                          (1,187,606)     (1,187,606)     (1,249,690)
Purchase of treasury shares                         (1,519,425)        (32,500)             --
Issuance of treasury shares                                 --          32,500          62,084
                                                  ------------    ------------    ------------
Balance, end of year                                (2,707,031)     (1,187,606)     (1,187,606)
                                                  ============    ============    ============
Common stock in treasury (amount)
---------------------------------
Balance, beginning of year                        ($ 4,187,557)   ($ 4,187,557)   ($ 4,274,670)
Purchase of treasury shares                         (1,161,611)        (23,956)             --
Issuance of treasury shares                                 --          23,956          87,113
                                                  ------------    ------------    ------------
Balance, end of year                              ($ 5,349,168)   ($ 4,187,557)   ($ 4,187,557)
                                                  ============    ============    ============

                                                  ------------    ------------    ------------
Total Stockholders' Equity (Capital Deficiency)   ($30,499,002)   ($29,609,684)   ($25,798,951)
-----------------------------------------------   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended March 31,
                                                             --------------------------------------------
                                                                 2006            2005*           2004*
                                                             ------------    ------------    ------------
Cash flows from operating activities:
  Net (loss)                                                 $ (3,125,656)   $ (3,657,793)   $   (518,371)
                                                             ------------    ------------    ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Loss (income) from discontinued operations                    888,778       1,690,014         (35,664)
    Depreciation and amortization                               1,619,941       2,537,117       3,268,330
    Provision for bad debt expense                                (17,709)      4,045,271         590,000
    Deferred revenues                                           1,566,065       2,076,449      12,139,058
    Deferred direct costs                                      (3,699,916)     (9,010,002)    (12,956,068)
    Deferred income taxes                                        (861,148)       (983,106)       (491,190)
    Deferred rent payable                                          19,438          69,629         (47,881)
    Other                                                       1,325,613      (4,234,212)       (243,330)
    Increase (decrease) in cash flows as a result of
      changes in asset and liability balances:
      Accounts receivable                                      (4,709,446)      3,748,285        (885,940)
      Other receivables                                          (101,873)      1,868,603      (2,018,663)
      Receivable from Reliance Warranty, Inc.                          --              --      15,892,635
      Income taxes                                                148,274         113,513        (325,685)
      Prepaid expenses and other current assets                   (28,418)        (69,506)        505,255
      Split dollar life insurance policies                             --              --         (23,019)
      Other assets                                                 15,304          (5,347)         17,766
      Insurance premiums payable                                4,907,619       4,437,758      (5,063,999)
      Accounts and commissions payable                          1,697,181         895,147        (957,004)
      Clams loss liability - Reliance                            (862,360)     (4,727,634)     (9,262,407)
      Accrued expenses and other current liabilities              725,600         537,241         156,488
                                                             ------------    ------------    ------------

  Total Adjustments to reconcile net income to net cash
  provided by operating activities:                             2,632,943       2,989,220         258,682
                                                             ------------    ------------    ------------
Net cash flows used in continuing operating activities           (492,713)       (668,573)       (259,689)
Net cash provided by discontinued operating activities           (350,033)        948,765         583,941
                                                             ------------    ------------    ------------
Net cash used in operating activities                            (842,746)        280,192         324,252
                                                             ------------    ------------    ------------
Cash flows from investing activities:
  Property and equipment purchased                               (464,922)       (612,320)       (399,389)
  Purchase of marketable securities                            (1,384,000)     (1,245,000)     (1,455,000)
  Proceeds from sales of marketable securities                  1,289,000       1,625,000       1,190,000
                                                             ------------    ------------    ------------
Net cas used in continuing investing activities                  (559,922)       (232,320)       (664,389)
Net cash used in discontinued investing activities                 (2,089)         (7,123)        (19,433)
                                                             ------------    ------------    ------------
Net cash usded in investing activities                           (562,011)       (239,443)       (683,822)
                                                             ------------    ------------    ------------
Cash flows from financing activities:
  Exercise of common stock options and stock grants                    --              --          18,868
  Repayment of director loans                                   1,290,000              --              --
  Purchase treasury stock                                                         (23,956)
  Repayments, notes and capital leases                           (577,628)       (650,896)       (855,975)
                                                             ------------    ------------    ------------
Net cash used in continuing financing activities                  712,372        (674,852)       (837,107)
Net cash provided by discontinued financing activities                 --          (3,920)          3,920
                                                             ------------    ------------    ------------
Net cash used in financing activities                             712,372        (678,772)       (833,187)
                                                             ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents             (692,385)       (638,023)     (1,192,757)

Cash and cash equivalents at beginning of year                  4,591,746       5,229,773       6,422,530
                                                             ------------    ------------    ------------
Cash and cash equivalents at end of year                     $  3,899,361    $  4,591,746    $  5,229,773
                                                             ============    ============    ============

Supplemental Cash Flow Information:
Cash payments (receipts) for:
Continuing Operations:
  Interest                                                   $    163,197    $    149,200    $    148,358
                                                             ------------    ------------    ------------
  Income taxes                                               $    474,912    $    546,098    $     48,650
                                                             ------------    ------------    ------------
Discontinued Operations:
  Income taxes                                               $     82,956    $     20,546    $         --
Non-cash investing and financing activities:
    Property and equipment financed through capital leases   $    205,345    $    536,609    $    487,060
    Increase (decrease) in loans to officers and directors   $    825,163    $   (284,595)   $   (285,376)
    Issuance of treasury stock for services rendered         $  1,161,611    $     23,956    $     87,113

          See accompanying notes to consolidated financial statements.


*  Reclassified for comparability

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

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect the reporting of assets and liabilities as of the dates of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

         Profit Sharing Arrangement - Pursuant to certain agreements with its insurers, the Company may be eligible to share a portion of the insurers' profits on the Company's service contract programs. The amounts to be received, if any, are determined based upon the residual value of the premiums set aside by the insurer to pay losses (the "Loss Fund"). The residual value is comprised of underwriting profits and investment income earned on the monies in the Loss Fund. Subsequent adjustments to original estimates are solely changes in estimates based upon current information, affording the Company better determination of ultimate profit sharing revenues and are reflected in income when known. The Company recognized $0, $41,920 and $173,610 in profit sharing on its International business in the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

         Provision for Bad Debt Expense - The Company's policy is to record an allowance for doubtful accounts when it is established that receivables are uncollectible or are otherwise impaired.

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

         Cash and Cash Equivalents - Cash and cash equivalents for the purpose of reporting cash flows for all periods presented include cash on deposit and certificates of deposit. There were no other cash equivalents at March 31, 2006 and 2005.

         At March 31, 2006 and 2005, respectively, the Company had cash on deposit in excess of federally insured limits of $0 and $376,818. Additionally, at March 31, 2006 and 2005, the Company had cash on deposit in foreign bank accounts not covered by United States insurance limits of $252,152 and $1,893,013, respectively.

         Included in the cash and cash equivalent balances as reported at March 31, 2006 and 2005, respectively, is $1,388,671 and $1,354,497 of cash related to Butler. Since Butler is a private company, the Company has no means to determine the disposition of this cash, if any, and, accordingly management disclaims any knowledge of the existence of this cash or related assets, liabilities or expenses. As part of its agreement to receive monies received from RIC, Butler agreed to restrict its cash received from RWC related to such settlement to be used to pay future Reliance claims. At March 31, 2006 and March 31, 2005, of the $1,982,012 received from RWC, Butler had $0 in such restricted cash on deposit.

         Investments in Marketable Securities - All investments in marketable securities have been classified as available-for-sale and are carried at fair value with changes in unrealized gains and losses being reflected as a separate component of accumulated other comprehensive income, net of tax. At March 31, 2006 and March 31, 2005, $923,655 and $853,475 of the marketable securities are pledged as collateral for long-term letters of credit and accordingly are classified as long-term assets in the financial statements.

         Property and Equipment - Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets ranging between 3 and 7 years.

         Capitalization Policy - In accordance with Statement of Position 98-1, the Company capitalizes purchased software or software development and implementation costs incurred internally or through independent consultants related to the Company's state of the art proprietary relational database and interactive operating software for warranty tracking and sales. These systems are only available for internal uses and are not available for purchase by outside parties. All direct implementation costs and purchased software costs are capitalized and amortized using the straight-line method over their estimated useful lives not to exceed a five-year period. Of the $1,266,923 and $1,793,937 of net unamortized software development costs at March 31, 2006 and March 31, 2005, respectively, the Company capitalized $300,861 and $540,388 during these periods, respectively.

         Once annually or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges. The Company determines such impairment by measuring the undiscounted future cash flow generated by the assets, comparing the result to the assets carrying value and adjusting the asset to the lower of its carrying value or fair value and charging current operations for the measured impairment. At years ended March 31, 2006 and 2005, the Company found no impairment to its property and equipment or its other identifiable intangibles.

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

         Reclassification - Certain reclassifications were made to prior year amounts to conform to the current presentation. The Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations which in prior periods were reported on a combined basis as a single amount.

         Impairment of Long-lived Assets - The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually, or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flows generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of their carrying value or fair value and charging current operations for any measured impairment. At March 31, 2006 the Company provided for the impairment of its assets in Chile and Peru for $23,464.

         Advertising Costs - The Company expenses advertising costs as incurred. Advertising expenses for the years ended March 31, 2006, 2005 and 2004 were $301,849, $216,737 and $197,833, respectively.

         Stock Based Compensation - The Company applies FASB Statement No. 123 R, "Share Based Payment" in accounting for its stock-based compensation plans. Under this method, compensation of any unvested awards at January 1, 2006, is recognized over the remaining service period and any new and modified awards are expensed prospectively. In addition, Statement 123 R requires all share payments to employees, including grants of employee stock options, to be recognized as an expense based on fair values measured on award grant dates. No restatement of prior periods is required.

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

         To mitigate its claims liability expense resulting from Reliance's liquidation, the Company is attempting to ascertain if any recovery is available on Federal subsidies to the insurance industry in general or Reliance specifically, as a result of the terrorist attacks to pay vehicle service contract claims. If such subsidies are available, it could take years before recovery, if any, is obtained. In February 2005, the Company also began legal proceedings for recovery of approximately $3 million against certain state guaranty funds. In June

         2005 the Company made its first state guaranty settlement with one of the defendants in its action. In March 2006, the Company settled with all remaining state guarantee agencies for $996,000.

         During the years ended March 31, 2006, 2005, 2004, 2003 and 2002, the Company paid $1,303,782, $4,727,643, $9,262,407, $10,959,364 and
         $5,770,999, respectively, in claims related to Reliance obligations. Remaining amounts are expected to be paid out as set forth in the following table.

                                                 Expected Payment Date
                         ---------------------------------------------------------------------------
                            2007         2008         2009         2009         2010      Thereafter     Total
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------
Claims loss liability    $1,563,951   $2,290,770   $   16,863   $       --   $       --   $       --   $3,871,584

3.       RESTRICTED CASH

         At March 31, 2006 and 2005, respectively, cash in the amount of $800,000, was on deposit with Florida and Ohio regulatory agencies to comply with their state insurance laws. Butler had $0, at March 31, 2006 and 2005, which was restricted, and held in trust by the Company, for use to pay Reliance claims.

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

         Principal amounts by expected maturity as of March 31, 2006 of marketable securities are as follows:

                                                 Expected Maturity Date
                         ---------------------------------------------------------------------------
                            2007         2008         2009         2010         2011      Thereafter  Total Costs   Fair Value
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Available for sale
securities               $1,164,000   $  570,000   $       --   $       --   $       --   $       --   $1,734,000   $1,732,064

Interest rate                  1.98%         2.1%

         Principal amounts by expected maturity as of March 31, 2005 of marketable securities are as follows:

                                                 Expected Maturity Date
                         ---------------------------------------------------------------------------
                            2006         2007         2008         2009         2010      Thereafter  Total Costs   Fair Value
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Available for sale
securities               $1,425,000   $  595,000   $       --   $       --   $       --   $       --   $2,020,000   $2,043,758

Interest rate                  3.51%        4.09%          --           --           --           --

         JP Morgan has issued two letters of credit in the amounts of $750,000 and $200,000 as security respectively for the Bedford lease and for the credit card processor. As security against these letters of credit the Company has pledges its securities held by JP Morgan in the amount of $923,665 at March 31, 2006 and $853,475 at March 31, 2005.

5.       ACCOUNTS RECEIVABLE

         On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represented 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contract with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. Ultimate has made all its payments to Warrantech with respect to sales subsequent to January 11, 2005 ("post-petition sales)." At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 ("pre-petition sales") and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, although Warrantech's proof of claim has been reviewed and approved, Warrantech does not know what it will recover on its claim. No provision for bad debts has been recorded as of March 31, 2006, as there are offsetting liabilities and reserves. The Plan of Reorganization has been approved by the Bankruptcy Court and Ultimate's creditors. Ultimate and its advisors have reviewed filed claims and have made initial determinations regarding preference payments and other amounts that may be recoverable from creditors. They are now contacting those creditors who appear to have the largest potential obligations to the bankruptcy estate in an effort to negotiate settlements. These discussions are expected to continue for a number of months. The first distributions to creditors could occur as early as the 3rd quarter of calendar 2006 although they are more likely to begin during the 4th quarter of calendar year 2006.

           In separate orders dated April 19, 2005, the Court approved actions to close thirty (30) of Ultimate's stores and retain a liquidator to dispose of existing inventory. The liquidator was authorized by the Court to sell Warrantech service contracts during the liquidation period in accordance with the terms of the existing Ultimate contract. The liquidation period has been completed. The remaining stores were purchased by Mark Wattles, the principal shareholder of Ultimate, through an entity named Ultimate Acquisition Partners, L.P. ("Acquisition"). As part of the Purchase Agreement, Acquisition was given until August 31, 2005, to decide if it wanted to assume Ultimate's contract with Warrantech. On November 1, 2005, Acquisition notified Warrantech that it had elected not to continue selling warranties administered by Warrantech effective November 15, 2005. Acquisition has made all of its payments to Warrantech with respect to its sales subsequent to January 11, 2005.

           At March 31, 2006, the Company was owed $3.7 million by Ultimate, in which the Company has filed a proof of claim for $3.27 million with the bankruptcy court. The remaining balance has subsequently been paid. No provision for bad debts has been recorded as of the fiscal year ended March 31, 2006.

         Accounts Receivable Security - The Company has executed an agreement with Great American Insurance Company ("GAIC") that provides the Company with extended premium payment terms and a $3 million line of credit ("GAIC Agreement"). All of the Company's obligations to GAIC pursuant to the GAIC Agreement are secured by all of the Company's

         Automotive and Consumer Products segment's accounts receivable, which were $23,537,597 and $19,118,161 at March 31, 2006 and 2005, respectively.

6.       OTHER RECEIVABLES

         During fiscal year ending March 31, 2006, 2005 and 2004, the Company incurred $948,822, $1,865,399 and $1,853,555, respectively, in legal expenses related to the Lloyd's litigation. The Company, in anticipation of receiving reimbursement for these expenses from its insurance company under a professional liability insurance policy, deferred the legal fees. In January 2005, as a result of a summary judgment, the court ruled that the insurance company was not responsible for payment of the Company's legal costs. The Company has appealed the court's decision. As a result of the lower court's ruling, the Company has provided for this potential bad debt of $3,718,954 during the year ended March 31, 2005. Some future legal expenses are expected to be covered under the Company's Director's and Officer's liability insurance policy.

         The nature and amounts of Other Receivables as of March 31, 2006 and 2005 are as follows. :

                                                                                    March 31,
                                                                         ----------------------------
                                                                             2006            2005 *
                                                                         ------------    ------------
         Other receivables, net
            Due from insurance companies                                 $    353,833    $    229,548
            Due from insurance companies - reimbursement of legal fees      3,718,954       3,718,954
            Due from insurance companies - profit sharing                      41,920          41,920
            Due from dealers                                                  302,569         384,304
                                                                         ------------    ------------
            Due from insurance companies/dealers                            4,417,276       4,374,726
            Agent advances                                                    108,565          61,787
             Due from financial institutions - rebate                         790,000         319,565
            Other                                                             372,121          69,596
                                                                         ------------    ------------
                                                                            5,687,962       4,825,674
         Allowance for doubtful accounts                                   (3,718,954)     (3,718,954)
                                                                         ------------    ------------
         Total Other receivables, net                                    $  1,969,008    $  1,106,720
                                                                         ============    ============

         The following table sets forth the carrying amounts and fair values of the Company's other receivables at March 31, 2006.

                                                      Expected Maturity Date
                              ---------------------------------------------------------------------------
                                 2006         2007         2008         2009         2010      Thereafter     Total      Fair Value
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Other receivables, net   $1,969,008           --           --           --           --           --   $1,969,008   $1,969,008

         The following table sets forth the carrying amounts and fair values of the Company's loan and other receivables at March 31, 2005.

                                                      Expected Maturity Date
                              ---------------------------------------------------------------------------
                                 2005         2006         2007         2008         2009      Thereafter     Total      Fair Value
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
      Other receivables, net  $1,106,720           --           --           --           --           --   $1,106,720   $1,106,720

7.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31

                                                                        March 31
                                                               ---------------------------
                                                                   2006           2005
                                                               ------------   ------------
            Automobiles                                        $     61,280   $     61,280
            Equipment, furniture and fixtures                     7,428,270      9,945,239
            Leasehold improvements                                2,042,139      2,031,248
            Software development costs                            3,178,299     16,211,130
                                                               ------------   ------------
                                                                 12,709,988     28,248,897
            Less:  Accumulated depreciation and amortization     10,710,379     25,607,392
                                                               ------------   ------------
                                                                  1,999,609      2,641,505
                                                               ------------   ------------
            Assets under capital leases:
              Cost                                                9,891,015     10,154,148
              Less:  Accumulated amortization                     8,497,186      8,439,116
                                                               ------------   ------------
                                                                  1,393,829      1,715,032
                                                               ------------   ------------
            Total Property and Equipment, net                  $  3,393,438   $  4,356,537
                                                               ============   ============

         Amortization expense on assets under capital leases for the years ended
         March 31, 2006, 2005 and 2004 was $363,535, $434,300 and $520,340,
         respectively. Depreciation expense on property and equipment other than under capital leases for the years ended March 31, 2006, 2005 and 2004 was $1,269,341, $2,115,670, and $2,760,264, respectively. At March 31,
         2006 the Company provided for the impairment of its assets in Chile and Peru for $23,464.

8.       LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consisted of the following:

                                                                               March 31,
                                                                     ---------------------------
                                                                         2006           2005
                                                                     ------------   ------------
            Capital lease obligations - for property and
               equipment payable monthly with interest
               rates ranging from 7.046% to 12.8% due through 2010   $  1,093,328   $  1,465,610
            Less: Current maturities                                      420,294        541,626
                                                                     ------------   ------------
            Long-term portion                                        $    673,034   $    923,984
                                                                     ============   ============

The aggregate amounts of maturities at March 31, 2006 were as follows:

                                                               Minimum Future
                  Fiscal Year                                  Lease Payments
                                                               --------------
                  2007                                         $      513,724
                  2008                                                451,347
                  2009                                                202,877
                  2010                                                 93,877
                  2011                                                  3,196
                  2012 and thereafter                                      --
                                                               --------------
                                                                    1,265,021
                  Less: amount representing interest                  167,873
                                                               --------------
                  Net                                          $    1,093,328
                                                               ==============

The capital lease obligations are collateralized by the capitalized property and equipment related to the underlying leases.

9.       SPLIT DOLLAR LIFE INSURANCE POLICIES

Through April 2003, the Company made payments on split dollar life insurance policies on the lives of six officers of the Company, respectively. The Company suspended payment of premiums under these policies until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. In lieu of these premium payments, beginning in September of 2004 and going forward, the Company provides cash bonuses for the premium amount to these officers. The cash surrender value of these policies was $900,145 as of March 31, 2006 and 2005, respectively. The Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid.

10.      INCOME TAXES

A reconciliation of the income tax provision to the amount computed using the federal statutory rate is as follows:

                                                                  For the years ended March 31,
                                            --------------------------------------------------------------------------
                                                     2006                      2005                      2004
                                            ----------------------    ----------------------    ----------------------
Loss before income taxes                    ($ 2,742,619)             ($ 2,425,466)             ($   758,662)
                                            ------------              ------------              ------------

Federal statutory rate                      ($   932,491)     34.0%   ($   824,658)     34.0%   ($   257,946)     34.0%
State tax effect                                 (29,095)      1.1%        (17,221)      0.7%        (96,037)     12.7%
Non deductible items                              45,295      -1.7%         28,660      -1.2%         55,073      -7.3%
Foreign income taxed at rates other
than Federal                                      87,836      -3.2%         87,274       3.6%       (257,399)     33.9%
Foreign income tax withheld at the source        469,984     -17.1%        354,207     -14.6%        211,787     -27.9%
Other                                            (51,681)      1.9%         88,598      -3.7%        137,895     -18.2%
                                            ----------------------    ----------------------    ----------------------
Benefit for income taxes                    ($   410,152)     15.0%   ($   457,688)     18.8%   ($   206,627)     27.2%
                                            ======================    ======================    ======================


The components of tax expense are as follows:                                            Provision
For the Year Ended March 31, 2006                          Current        Deferred       (Benefit)
---------------------------------                       ------------    ------------    ------------
Federal                                                 $         --    ($   719,496)   ($   719,496)
State                                                        -19,153         -24,931         -44,084
Foreign                                                      547,040        -241,406         305,634
                                                        ------------    ------------    ------------
   Total provision benefit                              $    527,887    ($   985,833)   ($   457,946)
                                                        ============    ============    ============
   Tax provision on discontinued operations             $     76,891    ($   124,685)   $     47,794
   Tax provision on income from continuing operations   $    450,996    ($   861,148)   ($   505,740)
                                                        ------------    ------------    ------------
   Total provision benefit                              $    527,887    ($   985,833)   ($   457,946)
                                                        ============    ============    ============

For the Year Ended March 31, 2005:
----------------------------------
Federal                                                 $      2,466    ($   954,379)   ($   951,913)
State                                                          5,951         -32,044         -26,093
Foreign                                                      468,735        -131,689         337,046
                                                        ------------    ------------    ------------
   Total provision benefit                              $    477,152    ($ 1,118,112)   ($   640,960)
                                                        ============    ============    ============
   Tax provision on discontinued operations             ($    48,266)   ($   135,006)   ($   183,272)
   Tax provision on income from continuing operations   $    525,418    ($   983,106)   ($   457,688)
                                                        ------------    ------------    ------------
   Total provision benefit                              $    477,152    ($ 1,118,112)   ($   640,960)
                                                        ============    ============    ============

For the Year Ended March 31, 2004:
----------------------------------
Federal                                                 $      8,703    ($   392,733)   ($   384,030)
State                                                        -57,187         -88,324        -145,511
Foreign                                                      388,455         -36,206         352,249
                                                        ------------    ------------    ------------
   Total provision benefit                              $    339,971    ($   517,263)   ($   177,292)
                                                        ============    ============    ============
   Tax provision on discontinued operations             $     55,408    ($    26,073)   $     29,335
   Tax provision on income from continuing operations   $    284,563    ($   491,190)   ($   206,627)
                                                        ============    ============    ============
   Total provision benefit                              $    339,971    ($   517,263)   ($   177,292)
                                                        ============    ============    ============


The components of the net change in deferred tax assets are as follows:

                                                                    For the years ended March 31,
                                                            --------------------------------------------
                                                                2006            2005            2004
                                                            ------------    ------------    ------------
         Deferred provision (benefit) from:
           Continuing operations                                (861,148)       (983,105)       (491,190)
           Discontinued operations                              (124,685)       (135,006)        (26,073)

         Deferred taxes on non-recognized gains (losses):
           Continuing operations                                   2,312         (20,023)            327
           Discontinued operations                                    --              --              --

         Deferred taxes on transaction gains (losses):
           Continuing operations                                   3,249          30,611          35,413
           Discontinued operations                                30,429          38,579          14,650
                                                            ------------    ------------    ------------

         Net change in deferred tax assets                      (949,843)     (1,068,944)       (466,873)
                                                            ============    ============    ============

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The components of the net deferred tax asset are as follows:

                                                      ----------------------------
                                                      For the Years Ended March 31,
                                                      ----------------------------
                                                          2006            2005
                                                      ------------    ------------
            Deferred tax assets
                 Deferred revenue                     $ 80,516,061    $ 76,961,754
                 Deferred rent                             156,028         149,419
                 Provision for doubtful accounts         1,385,529       1,387,867
                 Accrued bonus                              98,116         123,961
                 Foreign loss benefit                    1,121,051         725,544
                 Net operating loss                      5,253,430       4,166,598
                 Net state benefit                         796,530         771,599
                Tax vs. book depreciation                  239,717         147,605
                 Other                                      48,532          17,581
                                                      ------------    ------------
                      Total assets                      89,614,994      87,451,928
            Deferred tax liabilities
                 Deferred direct costs                 (68,605,155)    (67,314,387)
                 Section 174 expense                      (388,290)       (528,481)
                                                      ------------    ------------
                      Total liabilities                (68,993,445)    (67,842,868)
                                                        20,621,549      19,609,060
              Less:  Valuation allowance                (1,493,437)     (1,255,462)
                                                      ------------    ------------
                                                        19,128,112      18,353,598
            Plus:  Tax effect of Butler transaction      5,248,097       5,072,768
                                                      ------------    ------------
                 Net deferred tax asset               $ 24,376,209    $ 23,426,366
                                                      ============    ============

As of March 31, 2006, the Company had a United States net operating loss carryforward of approximately $15.45 million, which is available to reduce future regular federal taxable income. If not used, the entire carryover will expire in the years 2020 to 2025. As of March 31, 2006, the Company also had a foreign net operating loss carryforward of approximately $2.1 million. Due to the uncertainty of the realization of these foreign tax carryforwards, the Company established a valuation allowance against these carryforward benefits of $1,493,437 and $1,255,462 at March 31, 2006 and 2005, respectively.

Section 174 expense represents research and experimental expenses related to the development of a proprietary relational database and interactive software.

11.      COMMITMENTS AND CONTINGENCIES

         Operating Lease Commitments - The Company leases office and warehouse space under noncancellable operating leases expiring through 2013. These leases include scheduled rent increases over their respective terms. The accompanying consolidated statements of operations reflect rent expense on a straight-line basis over the lease terms, which differ from the cash payments required. Rent expense, net of sub-lease income, charged to operations for the years ended March 31, 2006, 2005 and 2004 was $1,490,273, $1,646,252 and $2,101,971, respectively.

         Future minimum commitments under these leases that have initial or remaining lease terms in excess of one year at March 31, 2006, are as follows:

                                          Fiscal Year        Amount
                                          -----------      -----------
                                                 2007      $ 1,307,236
                                                 2008        1,291,125
                                                 2009        1,308,241
                                                 2010        1,288,409
                                                 2011        1,288,409
                              Thereafter through 2013        2,469,451
                                                           -----------
                  Total future minimum lease payments      $ 8,952,871
                                                           ===========

         Employment Contracts - The Company has employment contracts with its officers and certain key employees. These employment contracts, expiring on various dates through 2008, provide for aggregate minimum annual base compensation of $2,088,333. Certain agreements also call for (i) annual increases, (ii) cost of living increases, (iii) automobile allowances, (iv) medical insurance, and (v) additional compensation if certain defined performance levels are attained. This additional compensation is to be paid in the form of cash and/or Company common stock. The Company also agreed to forgive interest which has accrued annually on a note between the Company and its CEO, for as long as the CEO remains in the Company's employ.

         Line of Credit and Extended Payment Terms - The Company executed an agreement with GAIC on October 9, 2002, whereby GAIC agreed to provide funding by extending a favorable change of its credit terms to the Company. GAIC agreed to allow a 30 day extension to its normal payment terms as set forth in the service agreement. Interest is charged on amounts within the extended payment term at 3% per annum, calculated on a daily basis. GAIC also agreed to a separate line of credit for an amount up to $3 million through further extensions of terms, subject to certain adjustments. Funds provided by the line of credit are made available by GAIC by further extending its premium payment terms. Interest is charged on funds advanced from the line of credit at an annual rate equal to the prime interest rate plus 2%. As of March 31, 2006, the $3 million available line of credit from GAIC has been drawn down by the Company and is reflected in premium payable.

         Letters of Credit - The Company maintains a $750,000 letter of credit for the benefit of the landlord of its headquarters office building. This letter of credit is automatically renewed annually through January 31, 2013.

         The Company also maintains a $200,000 letter of credit for the benefit of its credit card processor. This letter of credit is automatically renewed annually, as long as the agreement with the credit card company is in place.

         As security against these letters of credit the Company has pledges its securities held by JP Morgan in the amount of $923,665 at March 31, 2006 and $853,475 at March 31, 2005.

         Equipment Financing - The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through leasing transactions. The total amount financed through leasing transactions during the fiscal year ended March 31, 2006 amounted to $205,345 compared to $538,609 during the fiscal year ended March 31, 2005. At fiscal year end 2006, the Company had $1,093,328 in debt outstanding from capital lease obligations compared to $1,465,609 at fiscal year end 2005.

         Litigation - The Company is from time to time involved in litigation incidental to the conduct of its business.

         Lloyd's Underwriters
         Certain Underwriters at Lloyd's, London and Other Reinsurers Subscribing to Reinsurance Agreements F96/2992/00 and No. F97/2992/00
         v. Warrantech Corporation, Warrantech Consumer Product Services, Inc., Warrantech Help Desk, Inc., and Joel San Antonio, in United States District Court, Northern District of Texas, Fort Worth Division.

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

         This case was originally brought in the District Court of Tarrant County, Texas, 17th Judicial District. On March 19, 2004, Defendant San Antonio filed a notice of removal to the United States District Court which motion was joined by all other defendants. Following removal, Lloyd's filed a motion to remand the case to state court. Although the motion was originally denied, the matter was subsequently returned to state court by Judge McBryde. Warrantech appealed this and several other rulings to the 5th Circuit Court of Appeals. Oral argument was heard on August 29, 2005 and, although a decision was expected before the end of 2005, the Court has yet to announce its decision. If the Court determines that jurisdiction properly lies with the federal courts, it will also rule on defendant's motions with respect to collateral estoppel and res judicata. A ruling favorable to the defendants on either of these issues could ultimately lead to a successful pre-trial resolution of the entire litigation. The Court is also considering the reinstatement of Warrantech's counterclaim against Lloyds for damages and attorneys' fees. As the parties await the ruling of the 5th Circuit they are continuing with preparation for trial in state court, currently scheduled for October 9, 2006. The defendants have filed several motions for summary judgment based on lack of jurisdiction and the running of the statute of limitations. Both motions are currently being briefed and will be argued in late June. As with the pending federal appeal, a favorable ruling on either motion could result in a successful pre-trial resolution of the entire litigation.

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

         Universal served Warrantech with a Demand for Arbitration, dated October 15, 2004, seeking to recover a portion of the fees Warrantech received to provide administrative services under the contracts, approximating $2,155,000, together with interest thereon from the effective date of termination. Subsequent to receipt of Universal's Demand for Arbitration, Warrantech commenced an action against Universal in the State of Connecticut to recover fees owed to Warrantech pursuant to the terms of a certain Fee Agreement. Although it is difficult at this time to determine the exact amount owed to Warrantech, it is believed that the amount will be in excess of $1,000,000. Universal has moved in local court to have the Connecticut action combined with the arbitration in Puerto Rico. In response to that motion, Warrantech has moved to have the Connecticut action remanded to federal court in Connecticut. The parties are currently contesting a number of procedural issues. Minimal discovery has taken place as of the date hereof.

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

         Stock Awards - Restricted common stock of the Company may be awarded to officers, key employees, non-employee directors and certain other non-employees. Shares granted are subject to certain restrictions on ownership and transferability. Such restrictions on current restricted stock awards typically lapse one to three years after the award. The deferred compensation expense related to restricted stock grants is amortized to expense on a straight-line basis over the period of time the restrictions are in place. Restricted common stock awards to employees reduce stock options otherwise available for future grants. The common stock awards are valued based on the opening price of the Company's stock on the date the award is approved by the Board of Directors. During the year end March 31, 2006 and 2005, 88,334 and 32,500 restricted shares were awarded to directors and employees, respectively.

         The Company recognized costs of $61,875, $73,850 and $100,000 for the years ended March 31, 2006, 2005 and 2004, respectively, for stock-based compensation to employees and directors. The Company had no costs for the years ended March 31, 2006, 2005 and 2004, respectively, for stock-based compensation to non-employees.

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

                                                                             For the Years Ended March 31,
                                                                     --------------------------------------------
                                                                         2006            2005            2004
                                                                     ------------    ------------    ------------
Net loss as reported                                                 ($ 3,125,656)   ($ 3,607,793)   ($   516,371)
Stock based employee compensation expense included in
  reported net loss, net of related tax effects                            25,810              --              --
Total stock based employee compensation expense determined
  under fair value based method for all awards, net of related tax
  effects                                                                 (84,042)        (97,559)       (107,998)
                                                                     ------------    ------------    ------------

Net loss proforma                                                    $ (3,183,888)   $ (3,705,352)   $   (624,369)
                                                                     ============    ============    ============

Shares - basic                                                         15,383,507      15,396,342      15,344,563

Basic loss per share as reported                                     ($      0.20)   ($      0.23)   ($      0.03)
Basic loss per share pro forma                                       ($      0.21)   ($      0.24)   ($      0.04)

         In December 2004, the FASB issued Statement 123(R), "Share-Based Payment," to be effective, in the case of Warrantech, for interim periods beginning after December 15, 2005; thereby, becoming effective for Warrantech in the fourth quarter of fiscal 2006. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on the consolidated financial position and results of operations. The Company has adopted the modified prospective method for its options issued and recognizes compensation expense under their requisite vesting periods.

         Presented below is a summary of the status of the stock options in the plan and the related transactions for the years ended March 31, 2006, 2005 and 2004.

                                                        2006                          2005                          2004
                                             ------------------------------------------------------------------------------------
                                                            Weighted                      Weighted                      Weighted
                                                            Average                       Average                       Average
                                                            Exercise                      Exercise                      Exercise
                                               Shares        Price           Shares        Price           Shares        Price
                                             ------------------------------------------------------------------------------------
Options outstanding at beginning of year      1,514,803    $     1.16       1,332,789    $     1.23       1,306,380    $     1.33
Granted                                         300,000         0.605         353,532          0.67         278,040          1.38
Canceled/Surrendered                           (341,770)        (0.80)       (171,518)        (0.52)       (121,518)        (1.44)
Exercised                                            --            --              --            --         (20,000)        (0.60)
Forfeited                                            --            --              --            --        (110,113)        (0.94)
                                             ------------------------------------------------------------------------------------
Options outstanding at end of year            1,473,033    $     1.06       1,514,803    $     1.16       1,332,789    $     1.23
                                             ====================================================================================

                                             ------------------------------------------------------------------------------------
Options exercisable at end of year              903,031    $     1.25         936,467    $     1.30         764,604    $     1.35
                                             ====================================================================================

         The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, granted during the years ended March 31, 2006, 2005 and 2004 was $0.38, $0.38 and $0.56, respectively.

         The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at March 31, 2006.

                                                 Stock Options                     Stock Options
                                                  Outstanding                       Exercisable
                                       ------------------------------------   -----------------------
                                                    Weighted      Weighted                  Weighted
                                                     Average      Average                   Average
                                                    Remaining     Exercise                  Exercise
         Range Of Exercise Prices        Shares     Life (Yrs)     Price        Shares       Price
         ------------------------      ----------   ----------   ----------   ----------   ----------
         $0.42 to $0.94                   963,605         7.22   $     0.72      512,427   $     0.79
         $1.00 to $1.02                    78,432         5.52   $     1.02       19,608   $     1.02
         $1.26 to $1.595                  337,207         2.78   $     1.45      277,207   $     1.42
         $3.25 to $3.375                   93,790         0.64   $     3.25       93,790   $     3.25
                                       ----------   ----------   ----------   ----------   ----------
         Total at March 31, 2006        1,473,034         4.75   $     1.06      903,032   $     1.25
                                       ==========   ==========   ==========   ==========   ==========
         Total at March 31, 2005        3,239,803         2.87   $     1.08    2,661,467   $     1.11
                                       ==========   ==========   ==========   ==========   ==========
         Total at March 31, 2004        3,062,365         3.93   $     1.68    2,489,605   $     1.81
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

                  No stock options have been issued to vendors or non-employees during fiscal 2006, 2005 or 2004.

                  The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the years ended March 31, 2006, 2005 and 2004, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.5% - 5.0%; and expected option life of 3 to 5 years.

                  On October 1, 2002, as part of an agreement between the Company and GAIC to provide extended credit terms, GAIC received options to purchase up to 1,650,000 shares of common stock. The GAIC options are exercisable no earlier than January 1, 2006 nor later than December 31, 2006. Per the terms of the agreement, since Warrantech's stock did not trade above $2 per share for ten consecutive trading days prior to January 1, 2004, the exercise price of the option was automatically reduced to $1 per share from $2 per share. The GAIC options are each exercisable for a period of five years. Warrantech has the right to redeem these options at any time if its shares trade at a price of $3.00 per share or more on any five consecutive trading days. The redemption price is $.001 per share. However, if Warrantech elects to redeem the options, GAIC will have the right to exercise their respective options immediately prior to the redemption. If GAIC exercises all of these options, it would own approximately 9.7% of the Company's outstanding shares. As the options had no value under the Black-Scholes option pricing model, no compensation expense was recorded in the Company's results of operations for the fiscal year ended March 31, 2006.

                  On July 6, 1998, Joel San Antonio, Warrantech's Chairman and Chief Executive Officer, and William Tweed and Jeff J. White, members of Warrantech's Board of Directors, exercised an aggregate of 3,000,000 of their vested options to purchase Warrantech common stock. Promissory notes totaling $8,062,500 were signed with interest payable over three years at an annual rate of 6%. The promissory notes, which were with recourse and secured by the stock certificates issued, matured July 5, 2001. On March 14, 2006, there was a settlement of Mr. White's note with his estate (see below). The value of the remaining collateral for Mr. Tweed and Mr. San Antonio's Notes, which consists of a total of 2,183,000 shares of the Company's common stock, is currently $1,026,000, as of May 31, 2006, based upon the market price of the stock on that date. Under the loan documents, the Company does not have a right to require the payors to increase the loan collateral. On March 22, 1999, Joel San Antonio delivered an additional promissory note for $595,634, payable to the Company, representing the amounts funded by the Company for the payroll taxes payable by him upon the exercise of these options. The exercise of these stock options and the anticipated tax benefit from this transaction represented approximately $10 million. .

                  In February 2000, the Company agreed to restructure the loans to Mr. Tweed and Mr. White by capitalizing the interest due and extending the loan maturity from July 5, 2001 until January 31, 2005. Interest on the restructured loans accrued annually at the applicable federal rate of 6.2%. Under the restructuring, interest first became payable on the third anniversary of the restructuring and was payable annually thereafter. In July 2002, the Company extended the loan maturity dates until February 1, 2007 (the "loan extension"). The interest, which accrued on the notes up to the time of the loan extension, was added to the principal of the notes. The new principal amount of Mr. Tweed's note is $3,189,675 and of Mr. White's note is $2,912,430. The applicable federal interest rate on the notes following the loan extension is 4.6%. Under the loan extension, interest on the notes will accrue until February 1, 2005 and, at that time, the accrued interest will be added to the principal of the notes. Commencing on February 1, 2005, interest on the new principal amount of the loans to Mr. Tweed and Mr. White is payable annually in arrears, with the first interest payment becoming due on February 1, 2006. On January 31, 2006, in lieu of a cash payment for the $148,033 in interest due by Mr. Tweed, the Company agreed to accept 211,476 shares of its Common Stock.

                  In February 2000, the Company also agreed to restructure the two existing loans to Mr. San Antonio (as restructured, the "Combined Loan"). The Combined Loan, finalized in March 2001, was due on January 31, 2005 and accrued interest annually at 5.2%. In July 2002, the Company extended the loan maturity date until February 1, 2007 and the interest rate was changed to the then applicable federal rate of 4.6%. The principal amount of Mr. San Antonio's note is $4,165,062. Interest will be forgiven as long as Mr. San Antonio continues to be employed by the Company. The $194,254, $194,254, 194,786 and $133,050 of interest which accrued on the note during fiscal years 2006, 2005, 2004 and 2003, respectively has been forgiven. The interest was charged to operations as additional compensation in the respective fiscal years the interest income was accrued.

                  Mr. White passed away on November 30, 2005. Pursuant to a promissory note given by Mr. White to the Company in connection with his exercise of stock options, Mr. White's estate owed the Company $3,401,799 as of February 28, 2006. His death triggered an acceleration provision of the promissory note, which provides that if the note is not paid within 90 days after his death (March 1, 2006), the Company is entitled to declare all amounts owed under the note due and payable. An interest payment per the terms of the note, was due on February 1, 2006. The Company's Board of Directors agreed to extend the due date of the interest payment until Feb 28, 2006. In settlement of the note, the Estate of Mr. White ("Estate") and the Company agreed that the Estate would transfer $1,290,000 in cash and 1,322,048 shares of the Company's Common Stock valued at $1,013,577, and in exchange the Company forgave and charged $1,098,222 of the remaining amount of Mr. White's loan with the Company to operations. The transaction took place on March 14, 2006.

                  The total amount of the restructured loans to Mr. Tweed and Mr. San Antonio at March 31, 2006, including the capitalized interest of $400,556, is $7,755,292. The total amount of the restructured loans to Mr. Tweed, Mr. White and Mr. San Antonio at March 31, 2005, including the capitalized interest of $764,899, is $11,032,065.

         Savings and Retirement Plan

         The Company and its qualified employees also participate in a Savings and Retirement Plan also known as the 401(k) Plan (the "Plan"). All of the Company's domestic employees are eligible to participate in the Plan at the first quarterly enrollment period following their date of employment. All Plan participants who have completed one year of service with the Company are eligible for the Company contribution. The Company contributes 66% of an eligible employee's contribution to the Plan, with a maximum up to 4% of the employee's compensation. The Company's contribution, for the benefit of the employee, vests after an employee has been employed by the Company for three years. The Company contributed $203,973, $197,265 and $217,159 to the Plan during the fiscal years ended March 31, 2006 2005 and 2004, respectively.

13.      OTHER INCOME (EXPENSE)

         Other income (expense) consists of the following:

                                                         For the Years Ended March 31,
                                                 --------------------------------------------
                                                     2006            2005            2004
                                                 ------------    ------------    ------------
            Interest and dividend income         $    547,989    $    581,406    $    600,649
            Interest expense                       (1,136,069)       (586,914)       (690,019)
            Gain (loss) on sale of assets              (2,746)            635           1,195
            Credit card usage rebate                  899,934          74,590         541,345
            Miscellaneous income                      (38,043)   $    857,841         112,753
                                                 ------------    ------------    ------------
                  Total other income             $    309,108    $    783,270    $    453,170
                                                 ============    ============    ============

14.      GAIN (LOSS) FOR DISCONTINUED OPERATIONS

     On April 1, 2006 the Company closed its operations in Peru and Chile as several customers did not renew their agreements. These countries showed a loss for 2006 of $888,778, a loss of $1,640,014 for 2005 and a gain for 2004 of
$35,664.

15.      SIGNIFICANT CUSTOMERS

     During the fiscal year ended March 31, 2006, the Company had one customer which accounted for more than 10% of the Company's consolidated gross revenues. In 2006, 2005 and 2004 gross revenues from this significant customer were $16.9 million, $13.8 million and $11.2 million, respectively, which accounted for 13%, 12% and 8% of the Company's total gross revenues, respectively.

16.      EARNINGS PER SHARE

         The computations of loss per share for the years ended March 31, 2006, 2005 and 2004 are as follows:

                                                                For the Years Ended March 31,
                                                       --------------------------------------------
                                                           2006            2005            2004
                                                       ------------    ------------    ------------
     Numerator:
        Net (loss) applicable to common stock          ($ 3,125,656)   ($ 3,607,792)   ($   516,371)
                                                       ------------    ------------    ------------
     Denominator:
         Average outstanding shares used in the
         computation of per share earnings:
           Common Stock issued-Basic shares              15,383,507      15,398,677      15,344,563
           Stock Options (treasury method)                   50,000         161,448         225,045
                                                       ------------    ------------    ------------
           Diluted shares                                15,433,507      15,560,125      15,569,608
                                                       ============    ============    ============
     Loss per common share:
        Basic                                          ($      0.20)   ($      0.23)   ($      0.03)
                                                       ============    ============    ============
        Diluted                                        ($      0.20)   ($      0.23)   ($      0.03)
                                                       ============    ============    ============

17.      ACCUMULATED OTHER COMPREHENSIVE INCOME

         The components of accumulated other comprehensive income, net of related tax, for the years ended March 31, 2006, 2005 and 2004 are as follows:

                                                      March 31,     March 31,
                                                        2006          2005
                                                     -----------   -----------
            Unrealized gain/ (loss) on investments   $       198   $    (4,291)
            Accumulated translation adjustments          300,969       236,747
                                                     -----------   -----------
            Accumulated other comprehensive income   $   301,157   $   232,456
                                                     ===========   ===========

18.      SEGMENT INFORMATION

         Until April 2006, the Company operated in four major business segments:
Automotive, Consumer Products, Direct and International, each of which is discussed below. Effective with April 2006, the Company ceased operations in Chile and Peru in its International segment. The Automotive segment markets and administers extended warranties on automobiles, light trucks, motorcycles, recreational vehicles and automotive components, which are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment develops, markets and administers extended warranties and product replacement plans on household appliances, consumer electronics, televisions, computers, home office equipment and homes which are sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers. The International segment is currently operating in Central America, Puerto Rico and the Caribbean and operated in Chile and Peru until April 2006. The International segment markets and administers outside the United States and Canada predominately the same products and services of the other business segments. The Direct segment markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. Other includes intersegment eliminations of revenues and receivables and net unallocated Corporate expenses and Butler.

                                                Consumer                                Reportable
Year Ended                       Automotive     Products       Direct     International   Segments       Other         Total
-----------------------------   ------------  ------------  ------------  ------------- ------------  ------------  ------------
March 31, 2006
--------------
Gross Revenues                  $ 78,154,529   $33,193,512   $10,914,045   $   905,563  $123,167,649   $   127,001  $123,294,650
Intercompany revenues              2,845,689     1,660,739        45,360       259,125     4,810,913    (4,810,913)           --
Profit (loss) from operations        587,654     3,734,233     1,320,778      (465,456)    5,177,209    (2,163,525)   (3,013,684)
Pretax income (loss)              (3,218,870)    1,118,475       (22,802)   (1,354,543)   (3,477,740)     (153,657)   (3,631,397)
Net interest income (expense)       (676,199)     (247,732)           --         2,293      (886,577)      333,558      (588,080)
Depreciation/amortization            306,599       343,901        82,003        57,904       790,407       829,534     1,619,941
Total assets                     192,088,003    65,856,424     3,177,252     9,436,977   270,558,656    (3,672,755)  266,885,901

March 31, 2005
--------------
Gross Revenues                    69,374,933     3,768,936     7,922,943       759,659   113,904,402            --   113,904,402
Intercompany revenues                828,951     1,497,880        65,264     1,082,877     3,499,160    (3,499,160)           --
Profit (loss) from operations      1,003,585      (188,724)    3,169,574       525,649     4,510,085    (7,783,392)   (3,273,307)
Pretax income (loss)              (2,996,156)   (2,827,262)    1,528,585    (1,116,272)   (5,411,105)    1,345,625    (4,065,480)
Net interest income (expense)       (229,852)     (119,292)           --         9,498      (339,646)      345,543         5,897
Depreciation/amortization            287,572       761,378        61,736        65,339     1,114,289     1,422,828     2,537,117
Total assets                     182,566,590    66,091,687     3,550,460     9,383,193   261,591,930     2,071,909   258,558,776

March 31, 2004
--------------
Gross Revenues                   103,494,113    31,855,760     7,118,419     1,861,150   149,329,442            --   144,329,442
Intercompany revenues                     --            --        61,847       804,069       865,965      (865,966)           --
Profit (loss) from operations      2,074,521       412,458       933,972       830,998     5,721,223    (7,045,808)   (1,324,585)
Pretax income (loss)              (3,952,873)      132,346       513,277       866,842    (2,160,296)    1,437,298      (722,998)
Net interest income (expense)       (381,282)      (58,666)           --        14,599      (425,348)      350,577       (74,771)
Depreciation/amortization            386,794     1,236,190        55,083        70,473     1,748,540     1,520,053     3,268,593
Total assets                     180,793,348    60,538,744     4,811,950     8,618,712   254,762,754     2,109,732   257,184,550

19.      SUBSEQUENT EVENT - MERGER

THE MERGER AGREEMENT
--------------------

         On June 7, 2006, the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") with WT Acquisition Holdings, LLC, a Delaware limited liability company ("Parent") and WT Acquisition Corp., a Nevada corporation and direct wholly-owned subsidiary of Parent ("Merger Sub"). The Merger Agreement contemplates that, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing after the Merger as the surviving corporation (the "Merger").

         Pursuant to the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each issued and outstanding share of common stock of the Company will be converted into the right to receive $0.75 in cash, without interest (the "Cash Consideration"). As of the Effective Time, all shares of the Company's common stock issued and outstanding prior to such Effective Time shall no longer be outstanding and shall automatically be cancelled and retired and shall cease to exist, and each holder of a certificate representing any such shares of common stock shall cease to have any rights with respect thereto, except the right to receive the Cash Consideration or the fair value of the shares pursuant to the appraisal rights available under Nevada law. Each outstanding Company stock option at the time of closing will be cancelled in the Merger and the holder thereof shall be entitled to an amount of cash, without interest, equal to the excess, if any, of $0.75 over the exercise price of such stock option with respect to each share of stock issuable upon exercise of such stock option.

         Following the recommendations of the Special Committee of disinterested directors, the Boards of Directors of the Company and Merger Sub have, and the Board of Managers of Parent has, approved the Merger Agreement. Completion of the Merger is subject to customary closing conditions, including, among other things, (i) adoption of the Merger Agreement by the Company's stockholders, (ii) absence of any injunction prohibiting the consummation of the Merger, (iii) the accuracy of the representations and warranties of each party, and (iv) compliance of the Company with its covenants.

         The Merger Agreement contains certain termination rights for both the Company and Parent, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Parent a termination fee of $1,250,000.

THE COMPANY STOCKHOLDER AGREEMENTS
----------------------------------

         In connection with the execution of the Merger Agreement, certain of the Company's principal stockholders holding in the aggregate 35.5% of the Company's issued and outstanding common stock entered into stockholder voting agreements with Parent and/or Parent and the Company (the "Company Stockholder Agreements"), pursuant to which, among other things, such stockholders agreed to vote their shares of common stock in favor of the Merger and against any other acquisition proposal for a period of twelve months following termination of the Merger Agreement. In addition, Joel San Antonio, the Company's Chairman of the Board and Chief Executive Officer entered into an agreement with Parent and the Company which contains the terms of the Company Stockholder Agreements, grants an option to Parent to purchase Mr. San Antonio's shares for $0.75 per share exercisable for a period of twelve months following termination of the Merger Agreement, and also provides for the application of amounts paid to Mr. San Antonio for his shares and stock options to reduce his outstanding indebtedness to the Company, the termination of the outstanding obligations under Mr. San Antonio's employment agreement with the Company in exchange for a cash payment of $1,700,000 and the grant to Mr. San Antonio of a common equity award equal to 22.5% of the common equity interests in Parent. In addition, the Company is aware of a letter agreement between Parent and Mr. San Antonio relating to (i) the forgiveness of accrued and unpaid interest owed on Mr. San Antonio's indebtedness to the Company through the Effective Time, (ii) the forgiveness of approximately $600,000 of outstanding principal on such indebtedness, and (iii) the extension of the maturity date of the promissory note, evidencing the remaining indebtedness of approximately $1,050,000, until the second anniversary of the closing of the Merger. William Tweed, a former director of the Company also entered into an agreement with Parent and the Company which contains the terms of the Company Stockholder Agreements, grants an option to Parent to purchase Mr. Tweed's shares for $0.75 per share exercisable for a period of twelve months following termination of the Merger Agreement, provides for the application of amounts paid to Mr. Tweed for his shares to reduce his outstanding indebtedness to the Company and the extension of the maturity date of the promissory note evidencing the remaining indebtedness of approximately $2,394,796, until December 31, 2013.

CONSOLIDATION AND SALE OF CERTAIN COMPANY DEBT
----------------------------------------------

         In connection with the Merger, the outstanding indebtedness of the Company and its subsidiaries to Great American Insurance Company, GAI Warranty Company, GAI Warranty Company of Florida and GAI Warranty Company of Canada (collectively, "GAI") through March 1, 2006 is being consolidated under a single term promissory note between GAI, the Company and such subsidiaries (the "Term Note"), which is secured by a first priority, continuing security interest in and to all of the tangible and intangible assets of the Company and its subsidiaries granted to GAI under the terms of a security agreement by and between GAI, the Company and its subsidiaries (the "Security Agreement"). All principal and interest under the Term Note is due and payable 120 days from June 7, 2006. The Term Note is in full novation of any and all other debt instruments and obligations to repay indebtedness between GAI and the Company and its subsidiaries through March 1, 2006. The Term Note and Security Agreement contain customary representations and warranties, affirmative and negative covenants and events of default.

         Contemporaneously with the execution of the Merger Agreement, GAI sold to Wtech Holdings, LLC ("Wtech"), an affiliate of Parent, all of its rights and obligations under the Term Note and Security Agreement, whereupon Wtech became the primary secured lender to, and creditor of, the Company and its subsidiaries. The Company is not a party to the agreement providing for the sale and transfer of GAI's rights under the Term Note and the Security Agreement, although the Company granted its consent with respect thereto.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (Unaudited)

The following fiscal 2006 and 2005 quarterly financial information for each of the three month periods ended June 30, September 30, December 31, 2005 and 2004 and March 31, 2006 and 2005 is unaudited. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results of operations for such periods have been made for a fair presentation of the results shown.

                           Quarter Ended                Quarter Ended               Quarter Ended              Quarter Ended
                              June 30,                  September 30,                December 31,                 March 31,
                     --------------------------  --------------------------  --------------------------  --------------------------
                         2005          2004          2005          2004          2005          2004          2006          2005
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Net revenues         $ 26,135,186  $ 23,439,833  $ 30,281,159  $ 24,817,090  $ 32,109,608  $ 28,206,527  $ 34,768,697  $ 34,788,027
Gross profit            5,862,190     6,092,317     6,111,402     5,678,243     6,674,315     6,465,701     6,708,742     8,968,927
Profit (loss)
  from continuing
  operations             (775,597)     (481,669)      228,449      (647,983)       87,088       244,680    (2,226,646)   (1,425,625)
Discontinued
  operations, net
  of tax                  239,539      (277,870)     (943,055)     (946,055)      (22,056)     (220,576)      286,621      (195,513)
Income (loss) from
   discontinued
   operations

Net income (loss)        (536,058)     (759,539)     (714,606)   (1,594,038)       65,032       (24,104)   (1,940,025)   (1,230,112)

Basic income per
  share data
Income per share
  from continuing
  operations         ($      0.04) ($      0.07) ($      0.00) ($      0.05) $       0.02  $       0.02  ($      0.14) ($      0.13)
Income (loss) per
  share from
  discontinued
  operations         $       0.01  $       0.02  ($      0.04) ($      0.05) $      (0.02) $      (0.02) $       0.02  $       0.05

Net income per
  basic share        ($      0.03) ($      0.05) ($      0.05) ($      0.10) $       0.01  $      (0.00) ($      0.13) ($      0.08)

Weighted average
  common shares
  outstanding basic    15,398,677    15,398,677    15,406,992    15,389,412    15,479,810    15,398,677    15,383,507    15,396,342

Diluted income per
  share data
Income per share
  from continuing
  operations         ($      0.04) ($      0.07) ($      0.00) ($      0.05) $       0.02  $       0.02  ($      0.14) ($      0.13)
Income (loss) per
  share from
  discontinued
  operations         $       0.01  $       0.02  ($      0.04) ($      0.05) $      (0.02) $      (0.02) $       0.02  $       0.05

Net Income per
  diluted share      ($      0.03) ($      0.05) ($      0.05) ($      0.10) $       0.01  $      (0.00) ($      0.13) ($      0.08)

Weighted average
  common shares
  outstanding
  diluted              15,398,677    15,398,677    15,427,992    15,732,312    15,500,810    15,398,677    15,433,507    15,469,074

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                          FINANCIAL STATEMENT SCHEDULE
                 SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS


-------------------------------------  ------------   -------------------------------------   ----------------   ------------
        Column                           Column                     Column                       Column            Column
          A                                B                          C                            D                 E
-------------------------------------  ------------   -------------------------------------   ----------------   ------------
                                                                   Additions                    Deductions-
                                         Balance at   -------------------------------------                       Balance at
                                         Beginning    Charged to Costs    Charged to Other                          End of
Description                              of Year       and Expense (a)    Accounts-Describe     Describe (b)         Year
-------------------------------------  ------------   ----------------    -----------------   ----------------   ------------
Year Ended March 31, 2006
   Allowance for doubtful accounts:
              Trade A/R                $    576,832                  0                              17,709       $    559,123
              Other A/R                   3,718,954                  0                                   0          3,718,954

Year Ended March 31, 2005
   Allowance for doubtful accounts:
              Trade A/R                $    233,667            326,317                            (16,848)       $    576,832
              Other A/R                           0          3,718,954                                   0          3,718,954

Year Ended March 31, 2004
   Allowance for doubtful accounts:
              Trade A/R                $    230,064            590,000                             586,397       $    233,667
              Other A/R                           0                  0                                   0                  0

(a)      Amount of receivables charged to the allowance during the year.
(b) Recovery of prior year bad debts resulted in credit amount for the year ended March 31, 2006.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosures
---------------------

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

Item 9B. Other Information
         -----------------

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

         Set forth below is certain information concerning the nominees for the Board of Directors of the Company.

          Name                Age                Positions with Company              Director Since
          ----                ---                ----------------------              --------------
Joel San Antonio              53       Chairman of the Board of Directors ,Chief          1983
                                            Executive Officer and President

Robert M. Cohen               45                        Director                          2005

Richard Rodriguez             52                        Director                          2002

Donald Senderowitz            54                        Director                          2005

Charles G. Stiene, Esq        46                        Director                          2005

         While the Company has not formally adopted a policy regarding Board members' attendance at annual meetings of stockholders, it has been the consistent past practice of all directors who are standing for re-election to attend the meetings. The Company anticipates that this practice will continue in the future.

         No family relationships exist among any of the Company's directors or executive officers, except that Randall San Antonio, President of Warrantech Direct, Inc., a wholly-owned subsidiary of the Company, is Joel San Antonio's brother.

         The business experience of each of the Company's directors and other executive officers and key employees follows.

         Joel San Antonio has served as the Company's Chairman and Chief Executive Officer since February 1988, and President of the Company since June 15, 2005. He began his business career as co-founder of a women's sportswear manufacturer. Exiting the fashion industry, Mr. San Antonio and his partner established the Company in 1983. He is presently Chairman of the Board of Directors of Marc Pharmaceuticals, Inc., a company engaged in the development and commercialization of innovative products for the treatment of cancer and other life threatening diseases. He is also Chairman of the Board of Directors of MedStrong International Corporation and a member of the Board of Directors of SearchHelp, Inc. Mr. San Antonio is engaged in a variety of philanthropic and charitable activities.

         Robert M. Cohen has been a director since October 2005. Mr. Cohen is president, chief executive officer, chief financial officer and a director of Marc Pharmaceuticals, Inc. He has been president of Marc Pharmaceuticals, Inc. since its inception in 2001. Mr. Cohen is Chairman of the Board of Directors of Home Run USA, Inc., a chain of indoor batting cages he founded in 2001. In 1987, Mr. Cohen founded Robert M. Cohen & Co. Inc., a full-service stock brokerage firm that emphasized trading and investment banking and served its president from 1987 to December 2003.

         Richard Rodriguez has been a director since 2002. Mr. Rodriguez joined the Company in 1987 and was the Executive Vice President of the Company and President of Warrantech International, Inc. since May 1999. From April 1998 until May 1999, Mr. Rodriguez was President of Warrantech Consumer Product Services, Inc. and, from December 1996 until March 1998, he was Vice President and Managing Director of Warrantech International.

         Donald Senderowitz has been a director since January 2005. Mr. Senderowitz is a real estate developer and is licensed as a real estate broker and a broker appraiser in the state of Pennsylvania. He has been a real estate Associate Broker with Re/Max Real Estate in Allentown, Pennsylvania since 1994. He has been a member of the Board of the Allentown Housing Authority for the past twelve years and its Chairman for the past two years. He has served as the treasurer of the Jewish Federation of the Lehigh Valley since 2000 and, since in or about 1990, as a member of the Board of Directors of the Jewish Day School of Allentown.

         Charles G. Stiene, Esq. has been a director since October 2005. Mr. Stiene is an attorney and member of the law firm of Stiene & Edwards, LLP located in Huntington, New York. Mr. Stiene has been engaged in the practice of law since 1985. His practice is based primarily in representing financial institutions in connection with loan transactions and in real estate.

                   Other Executive Officers and Key Employees
                   ------------------------------------------

         Jeanine M. Folz, 41, has been the Senior Vice President of Insurance Services since April 1998 and has been Assistant Secretary of the Company since January 1995. Ms. Folz has held various positions since joining the Company in 1987, serving as the Vice President of Insurance Services from October 1995 until March 1998. She is a member of the Risk and Insurance Management Society and the National Association for Female Executives. Ms. Folz also renders consulting services for a fee, to Butler Financial Solutions, Inc. which serves, in some instances, as the obligor under service contracts administered by the Company.

         Christopher Ford, 58, has been President of Warrantech Automotive, Inc. since joining the Company in May 1999. From December 1996 until April 1999, he was Regional Vice President for the Warranty Products Division of AIU, based in Australia which is an international subsidiary of American International Group, Inc. From 1979 until 1996, Mr. Ford held several key marketing and management positions within the vehicle service contract industry.

         Richard F. Gavino, 59, has been Executive Vice President, and the Company's Chief Financial Officer, Chief Accounting Officer and Treasurer since April 1998. From 1995 until March 1998, Mr. Gavino was Chief Financial Officer of Maxon Auto Group, one of the largest automobile retailers in New Jersey. From 1978 until 1993 Mr. Gavino held several Chief Financial Officer positions within the consumer electronics industry.

         James F. Morganteen, 56, has been General Counsel since joining the Company in April 1997 and Senior Vice President since February 1998. Prior to joining the Company, Mr. Morganteen served as Senior Counsel of Xerox Corporation, responsible for provision of legal services to Xerox Credit Corporation, and as a Vice President of Bankers Trust Corporation.

         Evan Rothman, 39, has been President of Warrantech Home Service Company since joining the Company in March 2004. From March 2003 until February 2004, he was National Director for the 2-10 Resale Home Warranty Company. From November 2000 until February 2003, Mr. Rothman was a division director for RHI Management Resources and MSI Consulting, both management consulting firms. From August 1999 until November 2000, Mr. Rothman was President of Global Internet Group, an internet consulting group and prior to August 1999, Mr. Rothman was Vice President of Cross Country Home Services, parent company of HMS, Inc., a home national warranty company.

         Randall San Antonio, 52, has been President of Warrantech Direct, Inc., since June 1996, having joined the Company in May 1994.

         Laurence Tutt, 41, has been Senior Vice President and Chief Operating Officer of Warrantech Corporation since April 2005, From September 2000 until March 2005, he served as Vice President of MIS/Telecommunication and Operations. He held various managerial positions within the MIS Department since joining the Company in 1994, having become Vice President-MIS in 1999.

         Stephen R. Williams, 58, joined the Company in June 1990. Mr. Williams has been Senior Vice President Retail Sales of Warrantech Consumer Products since 1994.

Item 11.   Executive Compensation
           ----------------------

         The following table provides information for the years ended March 31, 2006, 2005 and 2004 concerning the annual and long-term compensation of the Company's Chief Executive Officer and the Company's next four highest paid executive officers.

                                                                                        Long Term Compensation
                                                    Annual Compensation                        Awards (1)
                                      ----------------------------------------------- ---------------------------
                                                                                        Restricted   Stock Option
                                                                       Other Annual   Stock (Shares)   (Shares)       All Other
Name of Principal Positions       Year       Salary         Bonus     Compensation(2)     Awards        Awards      Compensation
---------------------------       ----   ------------   ------------   -------------- -------------- ------------   ------------
Joel San Antonio                  2006   $    597,743   $     58,200   $    386,669             --             --   $      6,430
  Chairman of the Board           2005        595,026         64,047        259,516             --             --          6,430
  And Chief Executive Officer     2004        591,851   $     59,226        410,174             --   $    150,000          5,685

Richard F. Gavino                 2006   $    287,624   $     16,267   $     12,000             --             --   $      6,306
  Executive Vice President,       2005        284,423         19,067         11,815             --   $    100,000          6,306
  Chief Financial Officer and     2004        268,524         20,692         17,863             --             --          5,803
  Treasurer

Christopher Ford                  2006   $    230,000   $        300   $     13,266             --             --   $      4,953
  President of Warrantech         2005        230,000          2,549         11,001             --             --          4,953
  Automotive, Inc.                2004        218,717         91,156         24,045             --   $     98,040          7,605

Richard Rodriguez                 2006   $    193.680   $     11,800   $     22,097             --             --   $      6,440
  President and Executive         2005        192,655         38,628         11,430             --             --          6,440
  Vice President of               2004        185,317         16,600         22,645             --             --          4,204
  Warrantech International, Inc

  Stephen R. Williams             2006   $    167,369   $     16,500   $     15,961             --             --   $      5,060
   Sr. VP of Warrantech           2005        164,212         28,149          9,132             --   $     60,000          5,060
   Consumer Products Services     2004        120,889          8,800          6,000             --              0          3,620

---------------

(1) For purposes of this Summary Compensation Table and this purpose only, the 1998 Employee Incentive Stock Option Plan is being treated as a long-term incentive plan.

(2) Included in Other Annual Compensation are auto allowances, the Company's 401K Plan matching contributions and other perquisites given to each officer in fiscal 2006, 2005 and 2004; forgiveness of $194,254, $178,288 and $194,254 in interest, in 2006, 2005 and 2004, respectively, on a loan to Mr. San Antonio and $128,674, $19,862 and $100,134, amounts which covered the personal income taxes which Mr. San Antonio incurred in the 2003 and 2002 calendar years, respectively, in connection with the forgiveness of interest on his loan.

Stock-Based Compensation Grants in Last Fiscal Year

         The following table sets forth information with respect to individual grants of stock options during the fiscal year ended March 31, 2006 to the Company's Chief Executive Officer and the other four most highly compensated executive officers.

                        Number of     Percent of                                    Potential Realized Value at
                       Securities    Total Options                               Assumed Annual Rates of Stock Price
                       Underlying     Granted to                                    Appreciation for Option Term
                         Options     Employees in     Exercise                      ----------------------------
        Name             Granted     Fiscal Year       Price    Expiration Date     0%            5%          10%
        ----             -------     -----------       -----    ---------------     --            --          ---
Joel San Antonio          300,000           100%       $0.605    August 2004 -   $181,500      $190,575     $199,650
                                                                  August 2010
Richard F. Gavino              --            --            --               --         --            --           --
Christopher Ford               --            --            --               --         --            --           --
Richard Rodriguez              --            --            --               --         --            --           --
Stephen R. Williams            --            --            --               --         --            --           --

-------------
(1) The exercise price equals the fair market value of a share of Common Stock on the date of grant.

Options Exercised and Holdings

         The following table sets forth information with respect to the individuals listed in the Summary Compensation Table above concerning unexercised options held as of the end of the 2006 fiscal year.

                                                           Number of Unexercised         Value of Unexercised
                                                                Options at             In-the-Money Options at
                           Shares                           Fiscal Year-End (#)         Fiscal Year-End ($)(1)
                          Acquired      Value         ------------------------------  ---------------------------
      Name              On Exercise    Realized       Exercisable      Unexercisable  Exercisable   Unexercisable
      ----              -----------    --------       -----------      -------------  -----------   -------------
Joel San Antonio              --          --             460,000           290,000     $     --       $     --
Richard F. Gavino             --          --             151,720            88,236           --             --
Christopher Ford              --          --              94,192            58,824           --             --
Richard Rodriguez             --          --              29,500                --           --             --
Stephen R. Williams           --          --              17,706            58,824           --             --

    ----------------

(1) Based upon the Company's price per share of $0.40, as reported on the NASDAQ National Market System on March 31, 2006.

Employment Agreements

Joel San Antonio - Chief Executive Officer

         Mr. San Antonio's employment agreement was renewed as of July 1, 2003 for a five year term. His annual compensation consists of a base salary of $595,026 and an incentive bonus equal to 2% of the Company's net after-tax profits. The Company provides Mr. San Antonio with an annual automobile allowance of $12,000 and comprehensive medical, dental and disability coverage and reimbursement for all ordinary, reasonable and necessary expenses incurred by him in the performance of his duties. Through April 2002, the Company made payments on a split dollar life insurance death benefit policy of $4,000,000 covering Mr. San Antonio, in which the Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid. The Company suspended payment of premiums for the policy until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. In lieu of these premium payments, beginning in September 2004 and going forward the Company provides $56,000 cash bonus for the premium amount. Upon execution of his agreement, Mr. San Antonio was granted options, which vest over three years, to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $1.595 (110% of the fair market value on the date of grant) per share.

Richard F. Gavino - Executive Vice President, Chief Financial Officer and Treasurer

         Mr. Gavino's employment agreement was renewed as of April 1, 2004 for a five year term. His annual compensation consists of a base salary of $285,000 and a cash bonus equal to 0.5% percent of the Company's net after tax income. While Mr. Gavino's base salary was increased from $265,254 in fiscal 2003, he does not automatically receive annual cost of living increases. The Company provides Mr. Gavino with medical and dental insurance and an annual automobile allowance of $12,000. Through April 2002, the Company made payments on a split dollar life insurance death benefit policy of $376,304 covering Mr. Gavino, in which the Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid. The Company suspended payment of premiums for the policy until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. In lieu of such split dollar life insurance payment, the Company awarded Mr. Gavino a $15,918 bonus. In accordance with the terms of his agreement, Mr. Gavino was granted options, which vest over five years, to purchase an aggregate of 147,060 shares of Common Stock at an exercise price of $0.68 per share.

Christopher Ford - President Warrantech Automotive, Inc.

         Mr. Ford's employment agreement has a five year term which commenced as of July 1, 2003. His annual compensation consists of a base salary, currently $230,000 with 5% increases if certain operating goals for Warrantech Automotive are attained, and a cash bonus equal to 30% of his then base salary. The Company provides Mr. Ford with medical and dental insurance, an annual automobile allowance of $6,000 and club memberships. The Company plans to make payments of premiums for a split-dollar life insurance policy of $150,000, however, until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified, the Company will not make the payments. The Company will be the beneficiary of any proceeds from the policies up to the amount of premiums paid. In accordance with the terms of the agreement, Mr. Ford was granted options, which vest over three years, to purchase an aggregate of 98,040 shares of Common Stock at an exercise price of $1.02 per share.

Richard Rodriguez - Executive Vice President of the Company and President of Warrantech International, Inc.

         Mr. Rodriguez's employment agreement was renewed as of April 1, 2004 for a three year term. His base salary, which is subject to annual 5% increases, is currently $192,398 in fiscal 2005. Mr. Rodriguez is also entitled to receive an annual bonus of $50,000, half of which is contingent upon the Company achieving certain financial objectives and the balance of which is contingent on Warrantech International achieving its financial objectives. The Company provides Mr. Rodriguez with medical and dental insurance, an annual automobile allowance of $6,000 and life insurance benefits similar to that provided by the Company to certain of its other executives. Through April 2002, the Company made payments on a split dollar life insurance life insurance death benefit policy of $721,369 covering Mr. Rodriguez, in which the Company is the beneficiary of any proceeds from the policies up to the amount of premiums paid. The Company suspended payment of premiums for the policy until the permissibility of making such payments under the Sarbanes-Oxley Act of 2002 is clarified. In lieu of such split dollar life insurance payment, the Company awarded Mr. Rodriguez a $10,000 bonus.

     Stephen R. Williams - Senior Vice President Warrantech Consumer Product Services, Inc.

         Effective June 1, 2004, Stephen R. Williams entered into a three-year employment agreement to serve as Senior Vice President of Warrantech Consumer Product Services, Inc. Mr. Williams' base salary was $175,000 in fiscal 2005. He is entitled to receive an annual cash bonus up to $50,000 if certain operating goals for Warrantech Consumer Products Services are attained. The Company provides Mr. Williams with life, medical and dental insurance, an automobile allowance of $6,000 per annum and club memberships. During 2005, in accordance with the terms of his employment agreement, Mr. Williams was granted options to purchase an aggregate of 88,236 shares of common stock at an exercise price of $0.68 per share, which vest over three years.

Other Incentives and Compensation

Employee Incentive Stock Option Plan

         The Company has provided executives equity-based long-term incentives through its 1998 Employee Incentive Stock Option Plan, which was designed to award key management personnel and other employees of the Company with bonuses and stock options based on the Company's and the employee's performance.

         During the fiscal year ended March 31, 2006, all decisions regarding the Company's 1998 Employee Incentive Stock Option Plan (the "Plan"), including the granting of options thereunder, were made by the full Board of Directors.

         As of March 31, 2006, options to purchase an aggregate of 1,473,033shares of Common Stock were issued under the Plan, of which options to purchase 300,000 shares were granted under the Plan during the fiscal year ended March 31, 2006.

Incentive Bonuses

         The Company's Bonus Incentive Plan is designed to reward key executive officers if the Company attains its operating goals. Under the Bonus Incentive Plan, if the Company's net operating revenues and/or operating income goals are met, each eligible participant is entitled to a bonus, payable in cash and/or stock options, equal to an agreed upon percentage of his then current salary base, adjusted proportionately.

         The Company provides an incentive bonus to all employees for referring job candidates who are hired by the Company. The amount of the bonus is predicated on the skill and professional level of the new employee.

         Additionally, the Company provides incentive bonuses to employees who are claims adjusters for obtaining and maintaining certification as professionals in their field.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

         The following table sets forth certain information, as of June 7, 2006, with respect to the number of shares of Warrantech common stock beneficially owned by individual directors and officers, by all directors and officers of Warrantech as a group, and by persons known to Warrantech to own more than 5% of Warrantech common stock. Unless otherwise indicated below, to Warrantech's knowledge, all persons below have sole voting and investment power with respect to their shares, except to the extent authority is shared by spouses under applicable law. This information is based upon Warrantech's records and the persons' filings with the SEC.

----------------------------------------------------------------------------------------------------------------
                                                 Number of
                                                 Shares           Options           Total
                                                 Beneficially     Exercisable       Beneficial        Percent
           Name and Address                      Owned            within 60 days    Ownership         of Class
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Joel San Antonio                                3,243,095         510,000           3,753,095(3)      25.92%
2200 Highway 121, Suite 100
Bedford, Texas 76021
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
William Tweed                                   1,730,660         --                1,730,660(4)      12.39%
Lance Aux Epines
Georges, Grenada
West Indies
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Robert Cohen                                    5,000             --                5,000(5)          (6)
2200 Highway 121, Suite 100
Bedford, Texas 76021
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Donald Senderowitz                              52,200            --                52,200            (6)
2750 Chew Street
Allentown, Pennsylvania 18104
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Charles G. Steine                               7,500             --                7,500             (6)
2200 Highway 121, Suite 100
Bedford, Texas 76021
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
Richard Rodriguez                               1,100             29,500            30,600            (6)
2200 Highway 121, Suite 100
Bedford, Texas 76021
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
All directors and executive officers as a       5,196,037         917,885           6,113,922         41.07%
group
(10 persons)
----------------------------------------------------------------------------------------------------------------

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned by them.

(2) The number and percentage of shares beneficially owned are based on 13,967,586 shares of common stock issued and outstanding as of June 7, 2006, after deducting shares held in treasury. Certain of the above listed persons have the right to acquire beneficial ownership of shares of Warrantech common stock within 60 days after the date of this proxy statement. Each of their percentages of ownership is determined by assuming that all of their respective options have been exercised and that the shares acquired upon exercise are outstanding.

(3) The 3,753,095 shares held by Mr. San Antonio do not include (i) 46,908 shares owned by his brother, sister-in-law and mother, (ii) 5,000 held by two of Mr. San Antonio's adult children, (iii) an aggregate of 200,000 shares held in trusts for his children for which Mr. San Antonio's ex-wife is trustee and (iv) 100,800 shares owned by his ex-wife. Mr. San Antonio disclaims the beneficial ownership of shares listed in (i) through (iv) above. Such 3,753,095 shares include 48,215 shares held in his 401(k) account and 570,000 shares subject to stock options exercisable within 60 days.

(4) Includes (i) 23,000 shares held by Mr. Tweed as custodian for his daughter, (ii) 1,500 shares held by Mr. Tweed's wife, and (iii) 55,000 shares held in trust, as to which he disclaims any beneficial interest. Does not include an aggregate of 7,500 shares held by Mr. Tweed's sister and 60,000 shares held by Mr. Tweed's daughter as to which Mr. Tweed also disclaims beneficial ownership.

(5) Includes 200 shares owned by Mr. Cohen's wife as custodian for Mr. Cohen's son, as to which he disclaims any beneficial interest.

(6)      Less than 1% of the outstanding shares of Common Stock.


Security Ownership of Certain Beneficial Owners


The following table describes, as of June 7, 2006, each person who is known by the Company to beneficially own more than 5% of the Company's outstanding voting securities.

Beneficial ownership, and the calculation of the number of shares owned, is determined in accordance with the rules of the SEC. The person named in the table has the right to acquire beneficial ownership of the reported shares within 60 days after the date of this Proxy Statement. The percentage of ownership reported is determined by assuming that all of the reported options have been exercised and that the shares acquired upon exercise are outstanding. The percentage reported, as adjusted, is based on 13,967,586 shares of Common Stock issued and outstanding as of June 7, 2006.

                                              Amount and Nature of Beneficial Ownership
                                          -------------------------------------------------
                                                                  Options         Total
                                           Number of Shares     Exercisable     Beneficial        Percent
Name and Address of Beneficial Owner      Beneficially Owned   within 60 days   Ownership        of Class
---------------------------------------------------------------------------------------------------------
Prescott Group Capital Management,            1,035,273           --             1,035,273         7.41%
L.L.C.
and Mr. Phil Frohlich
1924 South Utica, Suite 1120
Tulsa, Oklahoma 74104
---------------------------------------------------------------------------------------------------------

Item 13.   Certain Relationships and Related Transactions
           ----------------------------------------------

Receipt of Rent Payments from Companies Affiliated with Directors

         During the last fiscal year, MedStrong International Corp. ("MedStrong") and Marc Pharmaceuticals, Inc. ("Marc") each paid rent in the amount of $350.00 per month to the Company for the use of a portion of office space maintained by the Company at 350 Bedford Street, Stamford, Connecticut 06901. Joel San Antonio, who is the Company's Chief Executive Officer and Chairman of the board of directors, is Chairman of the board of directors of MedStrong and Marc. Robert M. Cohen, who is a director of the Company, is Chief Executive Officer, President, Chief Financial Officer and a director of Marc.

Item 14.   Principal Accountants Fees and Services
           ---------------------------------------

         On July 21, 2005, the Company engaged Raich Ende Malter & Co. LLP ("Raich") as its new independent accountants, effective on August 1, 2005, replacing Weinick Sanders Leventhal & Co., LLP ("Weinick"), due to the fact that Weinick resigned, effective July 31, 2005, because it ceased doing business. Since the Company does not have an Audit Committee, the full Board of Directors approved the engagement of Raich on July 21, 2005.

         The reports of Weinick on the financial statements of the Company for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the two most recent fiscal years and through June 30, 2005, there have been no disagreements with Weinick on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinick would have caused them to make reference thereto in their report on the financial statements for such years.

         It is expected that representatives of Raich will be present at the annual meeting and will have the opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

         Scope of Services. During fiscal 2006, the Company engaged Raich to provide audit services only. It did not engage Raich for any other services. Specifically, it did not engage Raich to provide: (a) bookkeeping or other services related to the accounting records or financial statements; (b) financial information systems design and implementation; (c) appraisal or valuation services, fairness opinions, or contribution-in-kind reports; (d) actuarial services; (e) internal audit outsourcing services; (f) management functions or human resources; (g) broker or dealer, investment adviser, or investment banking services; (h) legal services and expert services unrelated to the audit; or (i) tax preparation and compliance services.

         Audit Fees. Raich's audit services during fiscal 2006 included the examination of the Company's annual consolidated financial statements for fiscal 2006, the reviews of the consolidated financial statements included in the Company's Forms 10-Q for fiscal 2006 and assistance with correspondence related to the SEC's review of the Company's consolidated financial statements. The aggregate fees for professional audit services rendered by Raich during fiscal year 2006 were $278,468.

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

             (a)  1. and 2. Financial Statements and Financial Statement
                  Schedule: see accompanying Index to Financial Statements and Financial Statement Schedule, page F-1.

             (b)  Reports on Form 8-K during the last quarter:


----------------------------------------------------------------------------------------------------------
Date                      Item Reported                                Financial Statements Filed
----                      -------------                                --------------------------
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
January 10, 2006          Item 8.01 - Other Events, Financial          None
                          Statements and Exhibits
----------------------------------------------------------------------------------------------------------
March 17, 2006            Item 1.01 - Entry into a Material            None
                          Definitive Agreement, Financial
                          Statements and Exhibits
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------


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

                                    EXHIBITS

Exhibit                            Description
-------                            -----------

3(a)        Certificate of Nevada Incorporation filed February 28, 2005.

*3(b) Amended and Restated By-laws of Warrantech Corporation in the State of Nevada.

3(c) Amendment to the Bylaws and Article of Incorporation, Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

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

10(u) Amendment #1, dated April 1, 2004 to the Employment Agreement dated April 1, 2000 between Warrantech Corporation and Richard Rodriguez.

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

10(y) Amendment #1, dated October 1, 2004 to the Employment Agreement dated April 1, 2002 between Warrantech Corporation and Jeanine Folz.

10(z) Promissory Note, as amended July 24, 2002,between Warrantech Corporation and William Tweed, incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

10(aa) Promissory Note, as amended, July 24, 2002, between Warrantech Corporation and Joel San Antonio, incorporated by reference to
            Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, file no. 0-13084.

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

*10(dd) Agreement dated May 2006, between Warrantech Corporation and William Tweed to exchange shares of Company Common Stock for the interest due on the Note from Mr. Tweed.

10(ee)      Filed as exhibit to 8-K filed March 14, 2006.

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

                                       WARRANTECH CORPORATION


Dated:   June 29, 2006                 By: /s/ JOEL SAN ANTONIO
                                           -------------------------------------
                                           Joel San Antonio,
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated:   June 29, 2006                 By: /s/ RICHARD F. GAVINO
                                           -------------------------------------
                                           Richard F. Gavino,
                                           Executive Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 29, 2006.


/s/ JOEL SAN ANTONIO        Chairman, Chief Executive Officer and Director
------------------------    (Principal Executive Officer)
Joel San Antonio

/s/ RICHARD F. GAVINO       Executive Vice President and Chief Financial Officer
------------------------    (Principal Accounting and Financial Officer)
Richard F. Gavino

/s/ ROBERT M. COHEN                 Director
------------------------
Robert M. Cohen

/s/ CHARLES G. STIENE, ESQ.         Director
------------------------
Charles G. Stiene, Esq

/s/ DONALD SENDEROWITZ              Director
------------------------
Donald Senderowitz

/s/ RICHARD RODRIGUEZ               Director
------------------------
Richard Rodriguez