Form 10-K/A
period 2006-03-31
WARRANTECH CORP
filed 2006-07-05
CIK 735571

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


                           Commission File No. 0-13084


                               [GRAPHIC OMITTED]

                             WARRANTECH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                       13-3178732
   -------------------------------                       -------------------
   (State or other jurisdiction of                        (IRS Employer
    incorporation or organization                        Identification No.)


      2200 Highway 121, Suite 100 Bedford, Texas                76021
      -------------------------------------------             ----------
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
  Common Stock $.007 par value                          None


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.007 par value
           -----------------------------------------------------------
                                (Title of Class)

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

                       Documents Incorporated By Reference

Explanatory Note:

This Form 10-K/A (Amendment No. 1) for period ended March 31, 2006 on behalf of Warrantech Corporation is being filed to include Exhibits 21 and 32.1 which were inadvertently omitted from the Form 10-K filing of July 3, 2006.

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

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

                                    EXHIBITS

Exhibit                            Description
-------                            -----------

3(a)        Certificate of Nevada Incorporation filed February 28, 2005.

3(b) Amended and Restated By-laws of Warrantech Corporation in the State of Nevada. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, file no. 0-13084.

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

10(dd) Agreement dated May 2006, between Warrantech Corporation and William Tweed to exchange shares of Company Common Stock for the interest due on the Note from Mr. Tweed. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, file no. 0-13084.

10(ee)      Filed as exhibit to 8-K filed March 14, 2006.

*21         Subsidiaries of the Company.

31.1 Certification by the Chief Executive Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, file no. 0-13084.

31.2 Certification by the Chief Financial Officer pursuant to Rule13a-14(a) of the Securities Exchange Act of 1934, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2006, file no. 0-13084.

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

                                       WARRANTECH CORPORATION


Dated:   July 5, 2006                  By: /s/ JOEL SAN ANTONIO
                                           -------------------------------------
                                           Joel San Antonio,
                                           Chairman of the Board and
                                           Chief Executive Officer


Dated:   July 5, 2006                  By: /s/ RICHARD F. GAVINO
                                           -------------------------------------
                                           Richard F. Gavino,
                                           Executive Vice President and
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 5, 2006.


/s/ JOEL SAN ANTONIO        Chairman, Chief Executive Officer and Director
--------------------------  (Principal Executive Officer)
Joel San Antonio


/s/ RICHARD F. GAVINO       Executive Vice President and Chief Financial Officer
--------------------------  (Principal Accounting and Financial Officer)
Richard F. Gavino


/s/ ROBERT M. COHEN                 Director
--------------------------
Robert M. Cohen


/s/ CHARLES G. STIENE, ESQ.         Director
--------------------------
Charles G. Stiene, Esq


/s/ DONALD SENDEROWITZ              Director
--------------------------
Donald Senderowitz


/s/ RICHARD RODRIGUEZ               Director
--------------------------
Richard Rodriguez