Form 10-Q
period 2006-06-30
WARRANTECH CORP
filed 2006-08-11
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                           ---------------------------


(Mark One)
[X]                                 FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 2006
                                                 -------------
                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from _____________ to _______________

      Commission File Number     0-13084
                            ----------------------------------------------------

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                                Outstanding at July 31, 2006
---------------------------------------             ----------------------------
Common stock, par value $.007 per share                   14,007,586 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X
                                    ---------


                                                                        Page No.
                                                                        --------
                         PART I - Financial Information


Item 1:  Financial Statements

      Condensed Consolidated Statements of Operations -
               For the Three Months Ended June 30, 2006
               and 2005 (Unaudited)..................................        2

      Condensed Consolidated Balance Sheets at June 30, 2006
               (Unaudited) and March 31, 2006........................        3

      Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended June 30, 2006
               and 2005(Unaudited)...................................        5

      Notes to Condensed Consolidated Financial Statements...........        6

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ..............       12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..       19

Item 4.  Controls and Procedures.....................................       19



                           PART II - Other Information


Item 1:  Legal Proceedings...........................................       20

Item 2:  Changes in Securities.......................................       22

Item 3:  Defaults Upon Senior Securities.............................       22

Item 4:  Submission of Matters to a Vote of Security Holders.........       22

Item 5:  Other Information...........................................       22

Item 6:  Exhibits and Reports on Form 8-K............................       22

Signature ...........................................................       23

PART I  -  Financial Information


         Item 1: Financial Statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                             June 30,
                                                                   ----------------------------
                                                                       2006            2005*
                                                                   ------------    ------------
Gross revenues                                                     $ 30,110,204    $ 30,614,313
Net (increase) decrease in deferred revenues                         (2,982,294)     (4,307,618)
                                                                   ------------    ------------
Net revenues                                                         27,127,910      26,306,695

Direct costs                                                         21,785,107      20,377,748
                                                                   ------------    ------------
Gross Profit                                                          5,342,803       5,928,947
                                                                   ------------    ------------
Operating expenses
   Service, selling, and general and administrative                   7,556,552       5,785,623
   Provision for bad debt expense                                            --              --
   Depreciation and amortization                                        341,872         528,864
                                                                   ------------    ------------
Total costs and expenses                                              7,898,424       6,314,487
                                                                   ------------    ------------

Income (loss) from operations                                        (2,555,621)       (385,540)
Other (income) Expense                                                  271,093        (138,378)
                                                                   ------------    ------------
Income  (loss) from continuing operations before
   Provision for income tax                                          (2,826,714)       (247,162)
Provision (benefit) for income taxes                                   (960,941)         29,424
                                                                   ------------    ------------
Income (loss) from continuing operations                             (1,865,773)       (276,586)
Income (loss) from discontinued Operations, net of related taxes        256,464        (259,473)
                                                                   ------------    ------------
Net income (loss)                                                  $ (1,609,309)   $   (536,059)
                                                                   ============    ============

Basic earnings (loss) per share:
    Income (loss) from continuing operations                       $      (0.13)   $      (0.02)
                                                                   ============    ============
    Income (loss) from discontinuing operations                    $       0.02    $      (0.02)
                                                                   ============    ============

Diluted earnings (loss() per share:
    Income (loss) from continuing operations                       $      (0.13)   $      (0.02)
                                                                   ============    ============
    Income (loss) from discontinuing operations                    $       0.02    $      (0.02)
                                                                   ============    ============

Weighted average number of shares outstanding:
   Basic                                                             14,007,586      15,398,677
                                                                   ============    ============
   Diluted                                                           14,024,620      15,398,677
                                                                   ============    ============

* Reclassified for comparability


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30,       March 31,
                                                                2006           2006
                                                            (Unaudited)
                                                            ------------   ------------
A S S E T S
-----------
Current assets:
   Cash and cash equivalents                                $  1,256,133   $  3,899,361
   Investments in marketable securities                        1,067,108        808,399
   Accounts receivable, (net of allowances of
       prepaid taxes $539,635 and $577,746, respectively)     25,330,319     25,020,997
   Other receivables, (net of allowances of
       prepaid taxes $3,718,954, respectively)                 3,175,945      1,969,008
   Employee receivables                                           59,167         47,962
   Deferred income taxes                                       6,776,971      6,982,019
   Prepaid taxes                                                  25,590             --
   Prepaid expenses and other current assets                     719,737        804,550
                                                            ------------   ------------
      Total current assets                                    38,414,970     39,532,296
                                                            ------------   ------------

Property and equipment, net                                    3,171,836      3,393,438
                                                            ------------   ------------

Other assets:
   Excess of cost over fair value of assets acquired           1,637,290      1,637,290
      (net of accumulated amortization of $5,825,405)
   Deferred income taxes                                      18,522,875     17,394,190
   Deferred direct costs                                     205,710,103    202,285,711
   Investments in marketable securities                          687,183        923,665
   Restricted cash                                               800,000        800,000
   Split dollar life insurance policies                          900,145        900,145
   Other assets                                                   32,435         19,166
                                                            ------------   ------------
          Total other assets                                 228,290,030    223,960,167

                                                            ------------   ------------
                    Total Assets                            $269,876,836   $266,885,901
                                                            ============   ============

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            June 30,         March 31,
                                                                              2006             2006
                                                                           (Unaudited)
                                                                          -------------    -------------
LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
------------------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease obligations   $     426,315    $     420,294
     Insurance premiums payable                                              22,453,555       39,597,509
     Income taxes payable                                                            --           28,082
     Accounts and commissions payable                                         9,400,409        9,675,496
     Claims Liability - Reliance                                              1,292,574        1,563,951
     Accrued expenses and other current liabilities                           2,966,474        5,314,439
                                                                          -------------    -------------
          Total current liabilities                                          36,539,327       56,599,771
                                                                          -------------    -------------

Deferred revenues                                                           239,555,428      237,345,559
Claims Liability - Reliance                                                   2,154,291        2,307,633
Note payable - H.I.G                                                         20,000,000               --
Long-term debt and capital lease obligations                                  3,284,740          673,034
Deferred rent payable                                                           463,765          458,906
                                                                          -------------    -------------
      Total Non-current liabilities                                         265,458,224      240,785,132
                                                                          -------------    -------------

                                                                          -------------    -------------
       Total Liabilities                                                    301,997,551      297,384,903

Stockholders' Capital Deficiency:
   Preferred stock - $.0007 par value authorized - 15,000,000 Shares
        issued - none at June 30, 2006 and March 31, 2006                            --               --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued - 16,714,617 shares at June 30, 2006 and 16,674,617
        shares at March 31, 2006                                                117,004          116,724

   Additional paid-in capital                                                23,869,515       23,852,085
   Loans to directors and officers                                           (7,792,381)      (7,755,292)
   Accumulated other comprehensive income, net of taxes                         308,130          301,157
   Accumulated Deficit                                                      (43,273,817)     (41,664,508)
                                                                          -------------    -------------
                                                                            (26,771,547)     (25,149,834)
Treasury stock - at cost, 2,707,031 shares at June 30, 2006 and
   March 31, 2006                                                            (5,349,168)      (5,349,168)
                                                                          -------------    -------------
        Total Stockholders' Capital Deficiency                              (32,120,715)     (30,499,002)
                                                                          -------------    -------------

                                                                          -------------    -------------
           Total Liabilities and Stockholders' Capital Deficiency         $ 269,876,836    $ 266,885,901
                                                                          =============    =============


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             The Three Months Ended June 30,
                                                                             --------------------------------
                                                                                  2006              2005*
                                                                             --------------    --------------
Cash flows from operating activities:
Net loss from continuing operating activities                                ($   1,865,773)   ($     276,586)
Net income (loss) from discontinued operating activities                            256,464          (259,473)
                                                                             --------------    --------------
                                                                                 (1,609,309)         (536,059)

Adjustments to reconcile net income to net cash
    provided by operating activities                                            (20,996,577)        1,804,785
                                                                             --------------    --------------
Net Cash Flows provided (used) by continuing operating activities               (22,862,350)        1,528,199
Net Cash Flows provided (used) by Discontinued operating activities                 299,040          (162,191)
                                                                             --------------    --------------
Net cash used in operating activities                                           (22,563,310)        1,366,008
                                                                             --------------    --------------

Cash flows from investing activities:
Property and equipment purchased                                                    (70,726)         (138,293)
Purchase of marketable securities                                                  (299,000)          (25,000)
Proceeds from sales of marketable securities                                        396,000            20,000
                                                                             --------------    --------------
Net cash provided (used)by continuing investing activities                           26,274          (143,293)

Net cash provided (used)by discontinued investing activities                             --                --
                                                                             --------------    --------------
Net cash used in investing activities from continuing operations                     26,274          (143,293)

Cash flows from financing activities:
Repayments, notes, and capital leases                                              (106,193)         (171,241)

Proceeds from notes payable                                                      20,000,000                --
                                                                             --------------    --------------
Net cash used in financing activities from continuing operating activities       19,893,807          (171,241)
                                                                             --------------    --------------

Net decrease in cash and cash equivalents                                        (2,643,229)        1,051,474

Cash and equivalents at beginning of period                                       3,899,361         4,591,746
                                                                             --------------    --------------
Cash and equivalents at end of period                                        $    1,256,132    $    5,643,220
                                                                             ==============    ==============


Supplemental Cash Flow Information:
Cash payments (receipts) for:
   Interest                                                                  $      271,093    $       43,845
                                                                             --------------    --------------
   Income taxes, net                                                         $       29,332    $      104,551
                                                                             --------------    --------------
Discontinued Operations:
   Income Taxes                                                              $           --    $       27,100
                                                                             --------------    --------------

Non-Cash Investing and financing activities:
Property & Equipment finance through capital leases                          $       53,461    $      186,942
                                                                             --------------    --------------
Increase in loans to officers and directors                                  $      (37,089)   $      (70,954)
                                                                             --------------    --------------
Issuance of common stock for services rendered                               $       17,710    $           --
                                                                             ==============    ==============

*Reclassified for comparability


     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

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

2.  BASIS OF PRESENTATION
    ---------------------

    The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation, its subsidiaries, all of which are wholly owned, and certain transactions involving Butler Financial Solutions, LLC ("Butler") due to its related interest with the Company. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

3.  ACCOUNTS RECEIVABLE
    -------------------

    Significant Customer In Bankruptcy - On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represented 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contract with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. Ultimate has made all its payments to Warrantech with respect to sales subsequent to January 11, 2005 ("post-petition sales)." At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 ("pre-petition sales") and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, although Warrantech's proof of claim has been reviewed and approved, Warrantech does not know what it will recover on its claim. No provision for bad debts has been recorded as of December 31, 2005, as there are offsetting liabilities and reserves. The Plan of Reorganization has been approved by the Bankruptcy Court and Ultimate's creditors. Ultimate and its advisors have reviewed filed claims and have made initial determinations regarding preference payments and other amounts that may be recoverable from creditors. They are now contacting those creditors who appear to have the largest potential obligations to the bankruptcy estate in an effort to negotiate settlements. These discussions are expected to continue for a number of months. The first distributions to creditors could occur as early as the 3rd quarter of 2006 although they are more likely to begin during the 4th quarter.

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

4.  OTHER RECEIVABLES
    -----------------

    The nature and amounts of Other Receivables as of June 30, 2006 and March 31, 2006 are as follows:

                                                                      ----------------------------
                                                                        June 30,        March 31,
                                                                          2006            2006
                                                                      ------------    ------------
      Other receivables, net
         Due from insurance companies                                 $    978,326    $    353,833
         Due from insurance companies - reimbursement of legal fees      3,718,954       3,718,954
         Due from insurance companies - profit sharing                      41,920          41,920
         Due from dealers                                                1,062,558         302,569
                                                                      ------------    ------------
              Due from insurance companies/dealers                       5,801,758       4,417,276
         Agent advances                                                    146,934         108,565
         Due from Financial Institutions (rebate)                          420,000         790,000
         Other                                                             526,207         372,121
                                                                      ------------    ------------
                                                                         6,894,899       5,687,962
      Allowance for doubtful accounts                                   (3,718,954)     (3,718,954)
                                                                      ------------    ------------
      Total other receivables, net                                    $  3,175,945    $  1,969,009
                                                                      ============    ============

         The following table sets forth the carrying amounts and fair values of the Company's other receivables at June 30, 2006.

                                                  Expected Maturity Date
                         ---------------------------------------------------------------------------
                            2006         2007         2008         2009         2010      Thereafter     Total      Fair Value
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Other receivables, net   $3,175,945           --           --           --           --           --   $3,175,945   $3,175,945


5.  COMPREHENSIVE INCOME (LOSS)
    ---------------------------

    The components of comprehensive income (loss) are as follows:

                                                            For the Three Months Ended
                                                                     June 30,
                                                         --------------------------------
                                                              2006              2005
                                                         --------------    --------------
         Net income (loss)                               $   (1,609,309)   $     (536,059)
         Other comprehensive income (loss), net of tax
            Unrealized gain (loss) on investments                (1,025)            2,108
            Foreign currency translation adjustments              7,998            (5,666)
                                                         --------------    --------------
         Comprehensive income (loss)                     $   (1,602,336)   $     (539,616)
                                                         ==============    ==============

         Comprehensive income (loss) per share:          $        (0.11)   $        (0.04)
                                                         ==============    ==============


    The components of accumulated comprehensive income are as follows:

                                                           June 30,       June 30,
                                                             2006           2005
                                                         ------------   ------------
         Unrealized gain (loss) on investments           $      5,598   $        198
         Accumulated translation adjustments                  302,532        300,969
                                                         ------------   ------------
                                                         $    308,130   $    301,157
                                                         ============   ============


6.  EARNINGS PER SHARE
    ------------------

    The following table sets forth the calculation of earnings per share for the three months ended June 30, 2006 and 2005.

                                                                   For the Three Months Ended
                                                                            June 30,
                                                                --------------------------------
                                                                     2006              2005
                                                                --------------    --------------
         Numerator:
            Net income (loss) applicable to common stock        $   (1,609,309)   $     (536,059)
                                                                ==============    ==============
         Denominator:
             Average outstanding shares used in the
                   computation of per share earnings:
              Common stock issued - Basic shares                    14,007,586        15,398,677
                                                                ==============    ==============
                                  - Diluted shares                  14,024,620        15,398,677
                                                                ==============    ==============
         Earnings (loss) per common share:
            Basic                                               $        (0.11)   $        (0.03)
                                                                ==============    ==============
            Diluted                                             $        (0.11)   $        (0.03)
                                                                ==============    ==============

    The per share amounts for total operations was calculated using the average basic shares outstanding since using the average diluted shares would be antidilutive.

7.  STOCK OPTION PLAN
    -----------------

    In December 2004, the FASB issued Statement 123(R), "Share-Based Payment," to be effective, in the case of Warrantech, for interim periods beginning after December 15, 2005; thereby, becoming effective for Warrantech in the fourth quarter of fiscal 2006. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. The Company is currently evaluating its share-based employee compensation programs, the potential impact of this statement on the consolidated financial position and results of operations. Effective January 1, 2006, the company had adopted the modified prospective method for its options issued and recognizes compensation expense under their requisite vesting periods.

                                                                                      For the Three Months
                                                                                          Ended June 30,
                                                                                   ----------------------------
                                                                                       2006            2005
                                                                                   ------------    ------------
    Net loss as reported                                                           $ (1,609,309)   $   (536,059)

    Stock based employee compensation expense included in reported
              net loss, net of related tax effects                                        4,919              --

    Total stock based employee compensation expense determined under
              fair value based method for all awards, net of related tax effects         (4,919)        (26,542)
                                                                                   ------------    ------------

    Net loss pro forma                                                             $ (1,609,309)   $   (562,511)
                                                                                   ============    ============

    Shares - basic                                                                   14,007,586      15,398,677

    Basic earnings per share as reported                                           $      (0.10)   $      (0.03)

    Basic earnings per share pro forma                                             $      (0.10)   $      (0.03)


    The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, during the three months ended March 31, 2006 and 2005 was $0.38 and $0.38, respectively.

    The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at June 30, 2006.

    Presented below is a summary of the status of the stock options in the plan and the related transactions for the three months ended June 30, 2006 and June 30, 2005.

                                                                      2006                         2005
                                                           --------------------------------------------------------
                                                                            Weighted                     Weighted
                                                                            Average                      Average
                                                                            Exercise                     Exercise
                                                              Shares         Price          Shares        Price
                                                           --------------------------------------------------------
         Options outstanding at beginning of the period      1,473,003   $       1.16      1,514,803   $       1.16
         Granted                                                    --             --             --             --
         Canceled/Surrendered                                       --             --          4,000           1.31
         Exercised                                                  --             --             --             --
         Forfeited                                                  --             --             --             --
                                                           --------------------------------------------------------
         Options outstanding at end of period                1,473,033   $       1.16      1,510,803   $       1.16
                                                           ========================================================

                                                           --------------------------------------------------------
         Options exercisable at end of period                  992,443   $       1.25        899,096   $       0.78
                                                           ========================================================

    The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended June 30, 2006 and 2005, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

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

    The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at June 30, 2006.

                                                         Stock Options                  Stock Options
                                                         Outstanding                     Exercisable
                                               -------------------------------  ------------------------------
                                                                   Weighted                          Weighted
                                                                   Average                           Average
                                                                   Exercise                          Exercise
         Range Of Exercise Prices                   Shares          Price            Shares           Price
         -----------------------------------   ---------------  -------------   ---------------  -------------
         $0.42 to $0.94                                963,605          $0.72           541,838          $0.79
         $1.00 to $1.02                                 78,432          $1.02            19,608          $1.02
         $1.26 to $1.595                               337,207          $1.45           337,207          $1.45
         $3.25 to $3.375                                93,790          $3.25            93,790          $3.25
                                               ---------------  -------------   ---------------  -------------
         Total at June 30, 2006                      1,473,033          $1.06           992,443          $1.25
                                               ---------------  -------------   ---------------  -------------

8.  HIG DEBT
    --------

    On June 7, 2006 as part of Warrantech's Loan transaction with Wtech Holdings LLC, ("Holdings") an affiliate of H.I.G. Capital in conjunction with its proposed Merger with Warrantech and GAIC Holdings acquired from GAIC $20 million of Warrantech's debt to GAIC.


9.  SEGMENTS
    --------

    The Company operates in three major business segments: Automotive, Consumer Products and International. The Automotive segment markets and administers extended warranties on automobiles, light trucks, motorcycles, recreational vehicles and automotive components, which are sold principally by franchised and independent automobile and motorcycle dealers, leasing companies, repair facilities, retail stores, financial institutions and other specialty marketers. The Consumer Products segment develops, markets and administers extended warranties and product replacement plans on household appliances, consumer electronics, televisions, computers, home office equipment and homes which are sold principally through retailers, distributors, manufacturers, utility companies, financial institutions and other specialty marketers. Warrantech also markets these warranties and plans directly to the ultimate consumer on behalf of the retailer/dealer and/or the manufacturer through telemarketing and direct mail campaigns. The International segment markets and administers outside the United States and Canada predominately the same products and services of the other business segments. The International segment is currently operating in Central and South America, Puerto Rico and the Caribbean. The Company has ceased doing business in Chile and Peru, but is in the process of expanding into Mexico.

    Other includes intersegment eliminations of revenues and receivables and net unallocated Corporate expenses and Butler.

                                             Consumer                                     Reportable
Three Months Ended           Automotive      Products        Direct      International*    Segments        Other          Total
                           -------------------------------------------------------------------------------------------------------
June 30, 2006
-------------
Revenues                     20,456,933      6,956,724      2,482,845        213,703      30,110,205             --     30,110,205
Intercompany revenues           548,475        449,275          9,545         42,957       1,050,252     (1,050,252)            --
Profit (loss) from
   operations                   (64,769)      (692,290)       316,448       (317,146)       (757,757)    (1,797,864)    (2,555,621)
Pretax income (loss)         (1,314,192)    (1,676,465)       296,792        (60,682)     (2,754,547)       184,207     (2,570,340)
Net interest income
   (expense)                   (360,004)      (111,441)                                     (471,445)        64,446       (406,999)
Depreciation/amortization        81,240         88,120         24,145          8,015         201,520        140,353        341,873
Total assets                198,159,572     65,590,510      2,129,227      8,725,892     274,605,201     (4,728,365)   269,876,836

June 30, 2005
-------------
Revenues                     19,079,502      8,341,276      3,024,645        168,890      30,614,313             --     30,614,313
Intercompany revenues           896,798        431,195         11,016        111,933       1,450,942     (1,450,942)            --
Profit (loss) from
   operations                   209,004        853,343        357,435        (28,193)      1,391,589     (1,763,880)      (372,291)
Pretax income (loss)           (691,153)       207,025          9,208       (287,666)       (762,586)       255,952       (506,634)
Net interest income
   (expense)                    (82,370)       (40,836)                       12,752        (110,454)        90,087        (20,367)
Depreciation/amortization        66,467        119,525         19,117         16,115         221,224        307,640        528,864
Total assets                186,959,309     66,902,595      3,881,790     10,096,893     267,840,587      5,851,776    273,692,363

        *2005 Reclassified for comparability

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to,

     o prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services,
     o availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel,
     o changes in the terms or availability of insurance coverage for the Company's programs,
     o    regulatory or legal changes affecting the Company's business,
     o loss of business from, or significant change in relationships with, any major customer,
     o the Company's ability to replace lost revenues in its Automotive segment,
     o the ability to successfully identify and contract new business opportunities, both domestically and internationally,
     o the ability to secure necessary capital for general operating or expansion purposes,
     o    the adverse outcomes of litigation,
     o the non-payment of notes due from an officer and two directors of the Company in 2007, which would result in a charge against earnings in the period in which the event occurred,
     o the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay claims under the service contracts,
     o the termination of extended credit terms being provided by the Company's current insurance company, and the illiquidity of the Company's stock.
     o    the merger with HIG is not completed,
     o the Company's ability to obtain insurance coverage for the service contracts which it markets and administers.

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

Significant Customer Bankruptcy
-------------------------------

On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represented 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contract with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. Ultimate has made all of its payments to Warrantech with respect to sales subsequent to January 11, 2005 ("post-petition sales)." At the time of filing, however, Warrantech believes that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 ("pre-petition sales") and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, although Warrantech's proof of claim has been reviewed and approved, Warrantech does not know what it will recover on its claim. No provision for bad debts has been recorded as of December 31, 2005, as there are offsetting liabilities and reserves. The Plan of Reorganization has been approved by the Bankruptcy Court and Ultimate's creditors. Ultimate and its advisors have reviewed filed claims and have made initial determinations regarding preference payments and other amounts that may be recoverable from creditors. They are now contacting those creditors who appear to have the largest potential obligations to the bankruptcy estate in an effort to negotiate settlements. These discussions are expected to continue for a number of months. The first distributions to creditors could occur as early as the 3rd quarter of 2006 although they are more likely to begin during the 4th quarter.

In separate orders dated April 19, 2005, the Court approved actions to close thirty (30) of Ultimate's stores and retain a liquidator to dispose of existing inventory. The liquidator was authorized by the Court to sell Warrantech service contracts during the liquidation period in accordance with the terms of the existing Ultimate contract. The liquidation period has been completed. The remaining stores were purchased by Mark Wattles, the principal shareholder of Ultimate, through an entity named Ultimate Acquisition Partners, L.P. ("Acquisition"). As part of the Purchase Agreement, Acquisition was given until August 31, 2005, to decide if it wanted to assume Ultimate's contract with Warrantech. On November 1, 2005, Acquisition notified Warrantech that it had elected not to continue selling warranties administered by Warrantech effective November 15, 2005. Acquisition has made all of its payments to Warrantech with respect to its "post petition" sales.

At March 31, 2005, the Company was owed $3.7 million by Ultimate, in which the Company has filed a proof of claim for $3.27 million with the bankruptcy court. The remaining balance has subsequently been paid. No provision for bad debts has been recorded as of the fiscal year ended March 31, 2005.

Insurance Relationships
-----------------------

As of November 1, 2005, Great American Insurance Company ("GAIC") and Warrantech mutually agreed to modify their current arrangement to provide for an extension of the administration agreement through November 27, 2005. Under this extension, Great American agreed to continue to write new business for existing clients through December 31, 2006. In light of certain changes in Great American's strategic direction, Warrantech believes it is in its best interest to establish new insurance relationships. On June 7, 2006 as part of Warrantech's Loan transaction with Wtech Holdings LLC, ("Holdings") an affiliate of H.I.G. Capital in conjunction with its proposed Merger with Warrantech and GAIC Holdings acquired from GAIC $20 million of Warrantech's debt to GAIC.

Effective June 1, 2006 the Company entered into an agreement on consumer products with Amtrust North America, Inc pursuant to which Amtrust will insure any new consumer service contract. Warrantech is also in active discussions with a number of other A-rated carriers regarding risk diversification on its future business on auto and consumer product programs.

Results of Operations
---------------------

                                 Gross Revenues

                                       For the Three Months June 30,
                                      -------------------------------
                                           2006             2005*
                                      --------------   --------------
          Automotive Segment          $   20,456,933   $   19,079,502
          Consumer Products Segment        6,956,724        8,341,276
          Direct Sales Segment             2,482,845        3,024,645
          International segment              213,703          168,890
                                      --------------   --------------
             Total gross revenues     $   30,110,205   $   30,614,313
                                      ==============   ==============
           * Reclassified for comparability

Gross revenues for the period ended June 30, 2006 decreased $504,108, or 1%, over the same period in 2005. The Automotive segment reported increased revenues of $1,377,431 or 7% over the same period in 2005 because of increased volumes from existing clients and the contribution from new clients. The Consumer Products segment reported decreased gross revenues of $1,384,552 or 17% in the period ended June 30, 2006 over 2005 from the loss of business from the expiration of its agreement with Ultimate Electronics as of August 31, 2005 which was partially offset by the growth of its business in the Home segment. The direct segment reported decreased revenues of $541,800 or 18% resulting from the impact of rising prices of gasoline on our prospective buyers discretionary income. The International segment reported an increase of $ 44,813 over the prior year on a restated basis which compares only the Puerto Rico operations and International Administration for the period end June 30, 2006 and June 30, 2005.

                                  Gross Profit

                                       For the Three Months June 30,
                                      -------------------------------
                                           2006             2005*
                                      --------------   --------------
          Automotive segment          $    1,669,369   $    1,775,529
          Consumer Products segment        2,227,803        2,549,929
          Direct Sales Segment             1,233,694        1,342,204
          International segment               85,760          120,900
          Other                              126,177          140,385
                                      --------------   --------------
             Total gross profit       $    5,342,803   $    5,928,947
                                      ==============   ==============

Gross Profit for the quarter ended June 30, 2006 decreased $586,144 or 10% over the same period in 2005. The Automotive segment gross profit decreased $106,160 or 6% during the fiscal period ended June 30, 2006 compared to 2005 as a result of a shift in its business mix. The Consumer Products segment gross profit decreased $322,126 or .13% during the fiscal period ended June 30, 2006 compared to the same period in 2005 as a result of client composition. The Direct segment gross profit decreased $108,510 due to the decrease on gross revenue. The International segment gross profit decreased $14,208 during the period ended June 30, 2006 compared to the same period in 2005 resulting from premium eroding its gross profit.

                                      SG&A

                                                For the Three Months June 30,
                                               -------------------------------
                                                    2006             2005*
                                               --------------   --------------

 Service, selling and general administrative   $    7,556,552   $    5,785,623
                                               ==============   ==============

Service, selling and general and administrative ("SG&A") for the quarter ended June 30, 2006 increased $1,770,929, or 31%, compared to the same quarter in the prior year. 50% of the increase was due to legal fees increasing $906,001 resulting from the Lloyds litigation and employee costs increased $277,413 primarily resulting from the increased sales staff required to support the growth in its Home segment.

                          Depreciation and amortization

                                         For the Three Months June 30,
                                        -------------------------------
                                             2006             2005*
                                        --------------   --------------

        Depreciation and amortization   $      341,872   $      528,864
                                        ==============   ==============


Depreciation and amortization expenses were reduced by $186,992, or 35%, during the period ended June 30, 2006 compared to the same period for 2005. This decrease is the result of the Company's efficient use of its assets maturing and a reduced requirement for capital expenditures.

                             Provision for bad debts

                                    For the Three Months June 30,
                                    -----------------------------
                                        2006             2005
                                    ------------     ------------

                 Bad Debt Expense   $         --     $         --
                                    ============     ============


         There was no provision for bad debts during period ended June 30, 2006 compared to the same period for 2005. The Company believes it has adequately reserved for anticipated future bad debts.

                                  Other Income

                                            For the Three Months June 30,
                                          --------------------------------
                                               2006              2005*
                                          --------------    --------------

     Interest and dividend income         $      110,433    $      151,612
     Interest expense                           (517,432)         (184,731)
     Credit card usage rebate                    135,906           171,000
     Miscellaneous income                                              197
                                          --------------    --------------
           Total other income (expense)   ($     271,093)   $      138,378
                                          ==============    ==============

         Other Income decreased due to the increase of interest expense from $184,731 to 517,432 for the 2006 quarter resulting primarily from the 2006 interest on a $20,000,000 Note Payable to an affiliate of its Merger partner HIG.

                          Income Tax Expense (Benefit)

                                          For the Three Months June 30,
                                        --------------------------------
                                             2006              2005
                                        --------------    --------------

       Income taxes expense (benefit)   $     (960,941)   $       29,424
                                        ==============    ==============

For the period ended June 30, 2006, income taxes were a benefit of $960,941 compared to an expense of $29,424 in the period ended June 30, 2005. Taxes paid for the quarter ended June 30, 2006 were $30,295, and a refund was received for $963.

Liquidity and Financial Resources
---------------------------------

In connection with the Merger, the outstanding indebtedness of the Company and its subsidiaries to Great American Insurance Company, GAI Warranty Company, GAI Warranty Company of Florida and GAI Warranty Company of Canada (collectively "GAI") through March 1, 2006 was consolidated under a single term promissory note between GAI, the Company and such subsidiaries (the "Term Note"), which is secured by a first priority, continuing security interest in and to all of the tangible and intangible assets of the Company and its subsidiaries granted to GAI under the terms of a security agreement by and between GAI, the Company and its subsidiaries (the "Security Agreement"). All principal and interest under the Term Note is due and payable on October 5, 2006. The Term Note is in full novation of any and all other debt instruments and obligations to repay indebtedness between GAI and the Company and its subsidiaries through March 1, 2006. The Term Note and Security Agreement contain customary representations and warranties, affirmative and negative covenants and events of default.

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

During the three months ended June 30, 2006, the Company had a reduction in cash and cash equivalents of $2,643,229 resulting primarily from its operating loss. Working capital was a negative $16.7 million at March 31, 2006 compared to a positive $1.8 million at June 30, 2006 resulting from the term note.

The Company believes that internally generated funds and extended terms, will be sufficient to finance its current operations for at least the next twelve months. The Company together with H.I.G Capital is actively seeking additional lines of credit to fund working capital. The Company is aggressively pursuing new business both domestically and internationally to further fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities.

The effect of inflation has not been significant to the Company.

Commitments
-----------

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the three months ended June 30, 2006 amounted to $53,461 compared to $186,942 during the three months ended June 30, 2005.

Set forth below is information about the Company's commitments outstanding at June 30, 2006.

                                                        Payments due by period
                               ------------------------------------------------------------------------
                                               Less than        1 - 3          3 - 5        More than
      Commitment Type              Total         1 year         Years          Years         5 years
------------------------------ ------------   ------------   ------------   ------------   ------------
Capital lease obligations      $  1,232,515   $    434,771   $    686,656   $    111,088   $         --
   Operating Property leases      8,942,707      1,297,622      3,887,225      3,757,860             --
   Employment agreements          4,321,458      2,088,333      2,233,125             --             --
   Claims loss liability          5,745,533      2,585,148      3,096,299         18,442         45,644
                               ------------------------------------------------------------------------
      Total commitments        $ 20,242,213   $  6,405,874   $  9,903,305   $  3,887,390   $     45,644
                               ========================================================================

Critical Accounting Policies
----------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the Company's Consolidated Financial Statements set forth in the "Item 8. - Financial Statements and Supplementary Data," in the Company's Annual Report on Form 10-K for the year ended March 31, 2006, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following lists some of the Company's critical accounting policies affected by judgments, assumptions and estimates.


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

Impairment of Long-Lived Assets

     The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually, or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flows generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of their carrying value or fair value and charging current operations for any measured impairment. At December 31, 2006 and 2005, the Company found no impairment to its property and equipment or its other identifiable intangibles.

Income Taxes

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At June 30, 2006, the Company had deferred tax assets of $19,963,212 net of a valuation allowance of $1,444,379.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

     As of June 30, 2006, the Company did not have any derivatives, debt or hedges outstanding except for the $20 million note to Wtec Holdings LLC. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

     Principal amounts by expected maturity as of June 30, 2006 of marketable securities are as follows:

                                                 Expected Maturity Date as of June 30,
                              ---------------------------------------------------------------------------
                                 2006         2007         2008         2009         2010      Thereafter   Total Cost   Fair Value
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
         Available for sale   $1,067,000   $  320,000   $  370,000           --           --           --   $1,757,000   $1,754,275
         securities


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

         This case was originally brought in the District Court of Tarrant County, Texas, 17th Judicial District. On March 19, 2004, Defendant San Antonio filed a notice of removal to the United States District Court which motion was joined by all other defendants. Following removal, Lloyd's filed a motion to remand the case to state court. Although the motion was originally denied, the matter was subsequently returned to state court by Judge McBryde. Warrantech appealed this and several other rulings to the 5th Circuit Court of Appeals. Oral argument was heard on August 29, 2005 and, although a decision was expected before the end of 2005, the Court has yet to announce its decision. If the Court determines that jurisdiction properly lies with the federal courts, it will also rule on defendant's motions with respect to collateral estoppel and res judicata. A ruling favorable to the defendants on either of these issues could ultimately lead to a successful pre-trial resolution of the entire litigation. The Court is also considering the reinstatement of Warrantech's counterclaim against Lloyds for damages and attorneys' fees. As the parties await the ruling of the 5th Circuit they have continued with preparation for trial in state court, currently scheduled for October 9, 2006. On July 20 and 21, 2006, the parties met in Orlando, Florida to explore settlement possibilities. Although no definitive agreement was reached, a potential framework for settlement was developed which requires further discussion and due diligence. The parties have agreed to complete this due diligence by August 15th with execution of a settlement agreement, assuming acceptable terms can be finalized, to occur by September 15th. During this period, all legal activities related to trial preparation have been suspended. Furthermore, the state court judge has agreed to withhold his rulings on pending summary judgment motions based on lack of jurisdiction and the running of the statute of limitations. If no settlement agreement is executed, trial preparation will resume and the judge will issue his rulings. As previously noted, a favorable ruling on either motion could also result in a successful pre-trial resolution of the entire litigation.

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

         Universal served Warrantech with a Demand for Arbitration, dated October 15, 2004, seeking to recover a portion of the fees Warrantech received to provide administrative services under the contracts, approximating $2,155,000, together with interest thereon from the effective date of termination. Subsequent to receipt of Universal's Demand for Arbitration, Warrantech commenced an action against Universal in the State of Connecticut to recover fees owed to Warrantech pursuant to the terms of a certain Fee Agreement. Although it is difficult at this time to determine the exact amount owed to Warrantech, it is believed that the amount will be in excess of $1,000,000. Universal has moved in local court to have the Connecticut action combined with the arbitration in Puerto Rico. In response to that motion, Warrantech has moved to have the Connecticut action remanded to federal court in Connecticut. The parties are currently contesting a number of procedural issues. A judicial hearing is presently scheduled to take place in Puerto Rico in early September to resolve these procedural matters so that the parties can proceed to a resolution of the underlying issues in a timely manner. As of yet, only minimal discovery has taken place.

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




                                       WARRANTECH CORPORATION
                                       -----------------------------------------
                                          (Registrant)



                                       /s/ RICHARD F. GAVINO
                                       -----------------------------------------
                                       Richard F. Gavino - Executive Vice
                                       President, Chief Financial Officer, Chief
                                       Accounting Officer and Treasurer
                                       (Chief Financial Officer and Duly
                                       Authorized Officer)


Dated: August 11, 2006