Form 10-Q/A
period 2006-06-30
WARRANTECH CORP
filed 2006-08-25
CIK 735571

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

     For the Transition Period from __________  to __________


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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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
Common stock, par value $.007 per share                  14,007,586 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES

                                    I N D E X
                                    ---------

                                                                        Page No.
                                                                        --------
                         PART I - Financial Information

Item 1:  Financial Statements

    Condensed Consolidated Statements of Operations -
         For the Three Months Ended June 30, 2006 and 2005 (Unaudited).........2

    Condensed Consolidated Balance Sheets at June 30, 2006
         (Unaudited) and March 31, 2006........................................3

    Condensed Consolidated Statements of Cash Flows
         For the Three Months Ended June 30, 2006
         and 2005 (Unaudited)..................................................5

    Notes to Condensed Consolidated Financial Statements.......................6

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .......................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4.  Controls and Procedures..............................................19

                           PART II - Other Information

Item 1:  Legal Proceedings....................................................20

Item 2:  Changes in Securities................................................22

Item 3:  Defaults Upon Senior Securities......................................22

Item 4:  Submission of Matters to a Vote of Security Holders..................22

Item 5:  Other Information....................................................22
         Merger Agreement.....................................................22

Item 6:  Exhibits and Reports on Form 8-K.....................................22

Signature ....................................................................23


PART I - Financial Information

         Item 1: Financial Statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                            For the Three Months Ended
                                                                               June 30,
                                                                     ----------------------------
                                                                         2006            2005*
                                                                     ------------    ------------
Gross revenues                                                       $ 30,110,204    $ 30,614,313
Net (increase) decrease in deferred revenues                           (2,982,294)     (4,307,618)
                                                                     ------------    ------------
Net revenues                                                           27,127,910      26,306,695

Direct costs                                                           21,785,107      20,377,748
                                                                     ------------    ------------
Gross Profit                                                            5,342,803       5,928,947
                                                                     ------------    ------------
Operating expenses
   Service, selling, and general and administrative                     7,556,552       5,785,623
   Provision for bad debt expense                                              --              --
   Depreciation and amortization                                          341,872         528,864
                                                                     ------------    ------------
Total costs and expenses                                                7,898,424       6,314,487
                                                                     ------------    ------------

Income (loss) from operations                                          (2,555,621)       (385,540)
Other (income) Expense                                                    271,093        (138,378)
                                                                     ------------    ------------
Income (loss) from continuing operations before
   provision (benefit) for income taxes                                (2,826,714)       (247,162)
Provision (benefit) for income taxes                                     (960,941)         29,424
                                                                     ------------    ------------
Income (loss) from continuing operations                               (1,865,773)       (276,586)
Income (loss) from discontinued Operations, net of related taxes          256,464        (259,473)
                                                                     ------------    ------------
Net income (loss)                                                    $ (1,609,309)   $   (536,059)
                                                                     ============    ============

Basic earnings (loss) per share:
   Income (loss) from continuing operations                          $      (0.13)   $      (0.02)
                                                                     ============    ============
   Income (loss) from discontinuing operations                       $       0.02    $      (0.02)
                                                                     ============    ============
Diluted earnings (loss) per share:
   Income (loss) from continuing operations                          $      (0.13)   $      (0.02)
                                                                     ============    ============
   Income (loss) from discontinuing operations                       $       0.02    $      (0.02)
                                                                     ============    ============
Weighted average number of shares outstanding:
   Basic                                                               14,007,586      15,398,677
                                                                     ============    ============
   Diluted                                                             14,024,620      15,398,677
                                                                     ============    ============

*  Reclassified for comparability

     See accompanying notes to condensed consolidated financial statements.


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,       March 31,
                                                                    2006            2006
                                                                ------------    ------------
                                                                 (Unaudited)
A S S E T S
-----------

Current assets:
   Cash and cash equivalents                                    $  1,256,133    $  3,899,361
   Investments in marketable securities                            1,067,108         808,399
   Accounts receivable, (net of allowances of
       prepaid taxes $539,635 and $577,746, respectively)         25,330,319      25,020,997
   Other receivables, (net of allowances of
       prepaid taxes $3,718,954, respectively)                     3,175,945       1,969,008
   Employee receivables                                               59,167          47,962
   Deferred income taxes                                           6,776,971       6,982,019
   Prepaid taxes                                                      29,590              --
   Prepaid expenses and other current assets                         719,737         804,550
                                                                ------------    ------------
      Total current assets                                        38,414,970      39,532,296
                                                                ------------    ------------

Property and equipment, net                                        3,171,836       3,393,438
                                                                ------------    ------------

Other assets:
   Excess of cost over fair value of assets acquired               1,637,290       1,637,290
      (net of accumulated amortization of $5,825,405)
   Deferred income taxes                                          18,522,875      17,394,190
   Deferred direct costs                                         205,710,103     202,285,711
   Investments in marketable securities                              687,183         923,665
   Restricted cash                                                   800,000         800,000
   Split dollar life insurance policies                              900,145         900,145
   Other assets                                                       32,435          19,166
                                                                ------------    ------------
      Total other assets                                         228,290,030     223,960,167

                                                                ------------    ------------
                    Total Assets                                $269,876,836    $266,885,901
                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                            June 30,         March 31,
                                                                              2006             2006
                                                                          -------------    -------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
------------------------------------------------

Current liabilities:
     Current maturities of long-term debt and capital lease obligations   $     426,315    $     420,294
     Insurance premiums payable                                              22,453,555       39,597,509
     Income taxes payable                                                            --           28,082
     Accounts and commissions payable                                         9,400,409        9,675,496
     Claims Liability - Reliance                                              1,292,574        1,563,951
     Accrued expenses and other current liabilities                           2,966,474        5,314,439
                                                                          -------------    -------------
          Total current liabilities                                          36,539,327       56,599,771
                                                                          -------------    -------------

Deferred revenues                                                           239,555,428      237,345,559
Claims Liability - Reliance                                                   2,154,291        2,307,633
Note payable - H.I.G                                                         20,000,000               --
Long-term debt and capital lease obligations                                  3,284,740          673,034
Deferred rent payable                                                           463,765          458,906
                                                                          -------------    -------------
      Total Non-current liabilities                                         265,458,224      240,785,132
                                                                          -------------    -------------

      Total Liabilities                                                     301,997,551      297,384,903
                                                                          -------------    -------------
Stockholders' Capital Deficiency:
     Preferred stock - $.0007 par value authorized - 15,000,000 Shares
        issued  - none at June 30, 2006 and March 31, 2006                           --               --
     Common stock - $.007 par value authorized - 30,000,000 Shares issued  - 16,714,617 shares at June 30, 2006 and 16,674,617
        shares at March 31, 2006                                                117,004          116,724

     Additional paid-in capital                                              23,869,517       23,852,085
     Loans to directors and officers                                         (7,792,381)      (7,755,292)
     Accumulated other comprehensive income, net of taxes                       308,130          301,157
     Accumulated Deficit                                                    (43,273,817)     (41,664,508)
                                                                          -------------    -------------
                                                                            (26,771,547)     (25,149,834)
Treasury stock - at cost, 2,707,031 shares at June 30, 2006 and
   March 31, 2006                                                            (5,349,168)      (5,349,168)
                                                                          -------------    -------------
      Total Stockholders' Capital Deficiency                                (32,120,715)     (30,499,002)
                                                                          -------------    -------------

                                                                          -------------    -------------
          Total Liabilities and Stockholders' Capital Deficiency          $ 269,876,836    $ 266,885,901
                                                                          =============    =============

     See accompanying notes to condensed consolidated financial statements.


                     WARRANTECH CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 For the Three Months Ended
                                                                          June 30,
                                                                ----------------------------
                                                                    2006            2005
                                                                ------------    ------------
Cash flows from operating activities:

Net loss                                                          (1,609,309)       (536,059)
(Income) loss from discontinued operations                          (256,464)        259,473
                                                                ------------    ------------
Net loss from continuing operations                               (1,865,773)       (276,586)

Other adjustments to reconcile net loss to net cash
  provided by (used in) operating activities                     (20,996,576)      1,767,156
                                                                ------------    ------------

Net cash provided by (used in) operating activities from
  continuing operations                                          (22,862,349)      1,490,570
                                                                ------------    ------------
Cash flows from investing activities:
Property and equipment purchased                                     (70,726)       (100,664)
Purchase of marketable securities                                   (299,000)        (25,000)
Proceeds from sales of marketable securities                         396,000          20,000
                                                                ------------    ------------

Net cash provided by (used in) investing activities                   26,274        (105,664)
                                                                ------------    ------------
Cash flows from financing activities:
Repayments under notes and capital leases                           (106,193)       (171,241)
Proceeds from notes payable                                       20,000,000              --
                                                                ------------    ------------

Net cash provided by (used in) financing activities               19,893,807        (171,241)
                                                                ------------    ------------

Net increase (decrease) in cash and cash equivalents              (2,942,268)      1,213,665
                                                                ------------    ------------
Cash provided by discontinued operations:
  Cash provided by (used in) operating activities:                   299,040        (162,191)
                                                                ------------    ------------
    Net cash provided by (used in) discontinued operations           299,040        (162,191)
                                                                ------------    ------------

Cash and equivalents at beginning of period                        3,899,361       4,591,746
                                                                ------------    ------------
Cash and equivalents at end of period                           $  1,256,133    $  5,643,220
                                                                ============    ============

Supplemental Cash Flow Information:
Cash payments (receipts) for:
  Interest                                                      $    271,093    $   (125,130)
                                                                ------------    ------------
  Income taxes, net                                             $     29,332    $     29,424
                                                                ------------    ------------
Discontinued Operations:
  Income Taxes                                                  $         --    $     27,100
                                                                ------------    ------------

Non-Cash Investing and financing activities:
Property & Equipment finance through capital leases             $     53,461    $    186,942
                                                                ------------    ------------
Increase in loans to officers and directors                     $    (37,089)   $    (70,954)
                                                                ------------    ------------
Issuance of common stock for services rendered                  $     17,710    $         --
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

                                                                 Expected Maturity Date
                             -----------------------------------------------------------------------------------------------------
                                2006         2007         2008         2009         2010      Thereafter     Total      Fair Value
                             ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Other receivables, net  $3,175,945           --           --           --           --           --   $3,175,945   $3,175,945

5.   COMPREHENSIVE INCOME (LOSS)
     --------------------------

     The components of comprehensive income (loss) are as follows:

                                                            For the Three Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                               2006            2005
                                                           ------------    ------------
     Net income (loss)                                     $ (1,609,309)   $   (536,059)
     Other comprehensive income (loss), net of tax
        Unrealized gain (loss) on investments                    (1,025)          2,108
        Foreign currency translation adjustments                  7,998          (5,666)
                                                           ------------    ------------
     Comprehensive income (loss)                           $ (1,602,336)   $   (539,616)
                                                           ============    ============

     Comprehensive income (loss) per share:                $      (0.11)   $      (0.04)
                                                           ============    ============

     The components of accumulated comprehensive income are as follows:

                                                             June 30,         June 30,
                                                               2006            2005
                                                           ------------    ------------
     Unrealized gain (loss) on investments                 $      5,598    $        198
     Accumulated translation adjustments                        302,532         300,969
                                                           ------------    ------------
                                                           $    308,130    $    301,157
                                                           ============    ============

6.   EARNINGS PER SHARE
     ------------------

     The following table sets forth the calculation of earnings per share for the three months ended June 30, 2006 and 2005.

                                                             For the Three Months Ended
                                                                     June 30,
                                                           ----------------------------
                                                               2006            2005
                                                           ------------    ------------
     Numerator:
       Net income (loss ) applicable to common stock       $ (1,609,309)   $   (536,059)
                                                           ============    ============
     Denominator:
       Average outstanding shares used in the
        computation of per share earnings:
       Common stock issued - Basic shares                    14,007,586      15,398,677
                                                           ============    ============
                           - Diluted shares                  14,024,620      15,398,677
                                                           ============    ============
     Earnings (loss) per common share:
       Basic                                               $      (0.11)   $      (0.04)
                                                           ============    ============
       Diluted                                             $      (0.11)   $      (0.04)
                                                           ============    ============

     The per share amounts for total operations was calculated using the average basic shares outstanding since using the average diluted shares would be antidilutive.

7.   SHARE BASED PAYMENT
     -------------------

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

                                                                                For the Three Months
                                                                                   Ended June 30,
                                                                          ----------------------------
                                                                              2006            2005
                                                                          ------------    ------------
     Net loss as reported                                                 $ (1,609,309)   $   (536,059)

     Stock based employee compensation expense included in reported
               net loss, net of related tax effects                              4,919              --

     Total stock based employee compensation expense determined under fair value based method for all awards, net of
               related tax effects                                              (4,919)        (26,542)
                                                                          ------------    ------------

     Net loss pro forma                                                   $ (1,609,309)   $   (562,511)
                                                                          ============    ============

     Shares - basic                                                         14,007,586      15,398,677

     Basic earnings per share as reported                                 $      (0.11)   $      (0.04)

     Basic earnings per share pro forma                                   $      (0.11)   $      (0.04)

     The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, during the three months ended June 30, 2006 and 2005 was $0.38 and $0.38, respectively.

     The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at June 30, 2006.

     Presented below is a summary of the status of the stock options in the plan and the related transactions for the three months ended June 30, 2006 and June 30, 2005.

                                                                      2006                         2005
                                                          ------------------------------------------------------------
                                                                             Weighted                      Weighted
                                                                             Average                       Average
                                                                             Exercise                      Exercise
                                                               Shares         Price           Shares        Price
                                                          ------------------------------------------------------------
     Options outstanding at beginning of the period          1,473,003    $       1.16       1,514,803    $       1.16
     Granted                                                        --              --              --              --
     Canceled/Surrendered                                           --              --           4,000            1.31
     Exercised                                                      --              --              --              --
     Forfeited                                                      --              --              --              --
                                                          ------------------------------------------------------------
     Options outstanding at end of period                    1,473,033    $       1.16       1,510,803    $       1.16
                                                          ============================================================

                                                          ------------------------------------------------------------
     Options exercisable at end of period                      992,443    $       1.25         899,096    $       0.78
                                                          ============================================================

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

     The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at June 30, 2006.

                                                Stock Options              Stock Options
                                                 Outstanding                Exercisable
                                       ---------------------------   ---------------------------
                                                        Weighted                      Weighted
                                                        Average                       Average
                                                        Exercise                      Exercise
     Range Of Exercise Prices              Shares        Price          Shares         Price
     ------------------------          ------------   ------------   ------------   ------------
     $0.42 to $0.94                         963,605   $       0.72        541,838   $       0.79
     $1.00 to $1.02                          78,432   $       1.02         19,608   $       1.02
     $1.26 to $1.595                        337,207   $       1.45        337,207   $       1.45
     $3.25 to $3.375                         93,790   $       3.25         93,790   $       3.25
                                       ------------   ------------   ------------   ------------
     Total at June 30, 2006               1,473,033   $       1.06        992,443   $       1.25
                                       ============   ============   ============   ============

     Other - The Company issued 40,000 shares of its common stock to its non employee directors for services rendered.

8.   HIG DEBT
     --------

     On June 7, 2006 as part of Warrantech's Loan transaction with Wtech Holdings LLC, ("Holdings") an affiliate of H.I.G. Capital, in conjunction with its proposed Merger with Warrantech, Holdings acquired from GAIC and its affiliates ("GAIC") $20 million of Warrantech's debt to GAIC.

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


                                                Consumer                                   Reportable
Three Months Ended              Automotive      Products       Direct    International*     Segments        Other          Total
                               ----------------------------------------------------------------------------------------------------
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

*   2005 Reclassified for comparability

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

Insurance Relationships
-----------------------

As of November 1, 2005, Great American Insurance Company ("GAIC") and Warrantech mutually agreed to modify their current arrangement to provide for an extension of the administration agreement through November 27, 2005. Under this extension, Great American agreed to continue to write new business for existing clients through December 31, 2006. In light of certain changes in Great American's strategic direction, Warrantech believes it is in its best interest to establish new insurance relationships. On June 7, 2006 as part of Warrantech's Loan transaction with Wtech Holdings LLC, ("Holdings") an affiliate of H.I.G. Capital in conjunction with its proposed Merger with Warrantech and Holdings acquired from GAIC and its affiliates ("GAIC) $20 million of Warrantech's debt to GAIC.

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

Results of Operations
---------------------

                                 Gross Revenues

                                                 For the Three Months June 30,
                                                 -----------------------------
                                                     2006             2005*
                                                 ------------     ------------
        Automotive Segment                       $ 20,456,933     $ 19,079,502
        Consumer Products Segment                   6,956,724        8,341,276
        Direct Sales Segment                        2,482,844        3,024,645
        International segment                         213,703          168,890
                                                 ------------     ------------
           Total gross revenues                  $ 30,110,204     $ 30,614,313
                                                 ============     ============
           *  Reclassified for comparability

Gross revenues for the period ended June 30, 2006 decreased $504,109, or 1%, over the same period in 2005. The Automotive segment reported increased revenues of $1,377,431 or 7% over the same period in 2005 because of increased volumes from existing clients and the contribution from new clients. The Consumer Products segment reported decreased gross revenues of $1,384,552 or 17% in the period ended June 30, 2006 over 2005 from the loss of business from the expiration of its agreement with Ultimate Electronics as of August 31, 2005 which was partially offset by the growth of its business in the Home segment. The direct segment reported decreased revenues of $541,801 or 18% resulting from the impact of rising prices of gasoline on our prospective buyers discretionary income. The International segment reported an increase of $ 44,813 over the prior year on a restated basis which compares only the Puerto Rico operations and International Administration for the period end June 30, 2006 and June 30, 2005.

                                  Gross Profit

                                                 For the Three Months June 30,
                                                 -----------------------------
                                                     2006             2005*
                                                 ------------     ------------
        Automotive segment                       $  1,669,369     $  1,775,529
        Consumer Products segment                   2,227,803        2,549,929
        Direct Sales Segment                        1,233,694        1,342,204
        International segment                          85,760          120,900
        Other                                         126,177          140,385
                                                 ------------     ------------
           Total gross profit                    $  5,342,803     $  5,928,947
                                                 ============     ============
           * Reclassified for comparability

Gross Profit for the quarter ended June 30, 2006 decreased $586,144 or 10% over the same period in 2005. The Automotive segment gross profit decreased $106,160 or 6% during the fiscal period ended June 30, 2006 compared to 2005 as a result of a shift in its business mix. The Consumer Products segment gross profit decreased $322,126 or 13% during the fiscal period ended June 30, 2006 compared to the same period in 2005 as a result of client composition. The Direct segment gross profit decreased $108,510 due to the decrease on gross revenue. The International segment gross profit decreased $14,208 during the period ended June 30, 2006 compared to the same period in 2005 resulting from premium eroding its gross profit.

                                      SG&A

                                                 For the Three Months June 30,
                                                 -----------------------------
                                                     2006             2005*
                                                 ------------     ------------
  Service, selling and general administrative    $  7,556,552     $  5,785,623
                                                 ============     ============
  *  Reclassified for comparability

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

                          Depreciation and amortization

                                                 For the Three Months June 30,
                                                 -----------------------------
                                                    2006              2005*
                                                 ------------     ------------

  Depreciation and amortization                  $    341,872     $    528,864
                                                 ============     ============

  *  Reclassified for comparability

Depreciation and amortization expenses were reduced by $186,992, or 35%, during the period ended June 30, 2006 compared to the same period for 2005. This decrease is the result of the Company's efficient use of its assets maturing and a reduced requirement for capital expenditures.

                                  Other Income

                                                 For the Three Months June 30,
                                                 -----------------------------
                                                    2006              2005*
                                                 ------------     ------------

  Interest and dividend income                   $    110,433     $    151,612
  Interest expense                                   (517,432)        (184,731)
  Credit card usage rebate                            135,906          171,000
  Miscellaneous income                                                    197
                                                 ------------     ------------
        Total other income (expense)             $   (271,093)    $    138,378
                                                 ============     ============
  *  Reclassified for comparability

         Other Income decreased due to the increase of interest expense from $184,731 to 517,432 for the 2006 quarter resulting primarily from the 2006 interest on a $20,000,000 Note Payable to an affiliate of its Merger partner HIG.

                          Income Tax Expense (Benefit)

                                                 For the Three Months June 30,
                                                 -----------------------------
                                                    2006              2005*
                                                 ------------     ------------
  Income taxes expense (benefit)                 $   (960,941)    $     29,424
                                                 ============     ============
  *  Reclassified for comparability

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

Set forth below is information about the Company's commitments outstanding at June 30, 2006.

                                                  Payments due by period
                            -------------------------------------------------------------------
                                            Less than       1 - 3         3 - 5      More than
    Commitment Type             Total        1 year         Years         Years       5 years
-----------------------------------------------------------------------------------------------
Capital lease obligations   $ 1,232,515   $   434,771   $   686,656   $   111,088   $        --
Operating Property leases     8,942,707     1,297,622     3,887,225     3,757,860            --
Employment agreements         4,321,458     2,088,333     2,233,125            --            --
Claims loss liability         5,745,533     2,585,148     3,096,299        18,442        45,644
                            -------------------------------------------------------------------
   Total commitments        $20,242,213   $ 6,405,874   $ 9,903,305   $ 3,887,390   $    45,644
                            ===================================================================

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

Principal amounts by expected maturity as of June 30, 2006 of marketable securities are as follows:

                                  Expected Maturity Date as of June 30,
                     --------------------------------------------------------------
                        2006         2007         2008         2009         2010      Thereafter   Total Cost   Fair Value
                     ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Available for sale
securities           $1,067,000   $  320,000   $  370,000           --           --           --   $1,757,000   $1,754,291

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


Dated: August 22, 2006