Form 10-Q
period 2006-09-30
WARRANTECH CORP
filed 2006-11-13
CIK 735571

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                           ---------------------------


(Mark One)
[X]                                 FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended September 30, 2006
                                               ------------------
                                       OR

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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                            Outstanding at October 31, 2006
---------------------------------------          -------------------------------
Common stock, par value $.007 per share                  14,007,583 shares

                     WARRANTECH CORPORATION AND SUBSIDIARIES


                                    I N D E X
                                    ---------


                                                                        Page No.
                                                                        --------
                         PART I - Financial Information


Item 1:    Financial Statements

           Condensed Consolidated Statements of Operations -
           For the Three Months and Six Months Ended September 30, 2006
           and 2005 (Unaudited)..........................................    2

           Condensed Consolidated Balance Sheets at September 30, 2006
           (Unaudited) and March 31, 2006................................    3

           Condensed Consolidated Statements of Cash Flows
           For the Six Months Ended September 30, 2006 and 2005
           (Unaudited)...................................................    5

           Notes to Condensed Consolidated Financial Statements..........    6

Item 2:    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................   10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....   14

Item 4.    Controls and Procedures.......................................   14



                           PART II - Other Information


Item 1:  Legal Proceedings...............................................   15

Item 2:  Changes in Securities...........................................   15

Item 3:  Defaults Upon Senior Securities.................................   15

Item 4:  Submission of Matters to a Vote of Security Holders.............   15

Item 5:  Other Information...............................................   15
             Merger Agreement............................................   20

Item 6:  Exhibits and Reports on Form 8-K................................   22

Signature ...............................................................   23

PART I  -  Financial Information

       Item 1:  Financial Statements

                                      WARRANTECH CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                       For the Three Months Ended       For the Six Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    ----------------------------
                                                          2006            2005*           2006            2005*
                                                      ------------    ------------    ------------    ------------
Gross revenues                                        $ 35,314,330    $ 31,435,490    $ 65,424,534    $ 62,049,804
                                                      ------------    ------------    ------------    ------------
   Revenues deferred to future periods                 (32,462,146)    (28,256,927)    (60,522,756)    (56,919,821)

   Deferred revenues earned                             26,281,490      25,302,763      51,359,806      49,658,039
                                                      ------------    ------------    ------------    ------------
Net (increase) decrease in deferred revenues            (6,180,656)     (2,954,164)     (9,162,950)     (7,261,782)
                                                      ------------    ------------    ------------    ------------
Net revenues                                            29,133,674      28,481,326      56,261,584      54,788,022


Direct costs                                            23,211,879      22,455,769      45,335,997      42,833,517
                                                      ------------    ------------    ------------    ------------
Gross Profit                                             5,921,795       6,025,557      11,264,597      11,954,505
                                                      ------------    ------------    ------------    ------------
Operating expenses
   Service, selling, and general and administrative      6,707,155       6,332,031      14,263,707      12,117,655

   Provision for bad debt expense                               --              --              --              --

   Depreciation and amortization                           350,162         478,005         692,034       1,006,869
                                                      ------------    ------------    ------------    ------------

Total costs and expenses                                 7,057,317       6,810,036      14,955,741      13,124,524
                                                      ------------    ------------    ------------    ------------


(Loss) from continuing operations                       (1,135,522)       (784,479)     (3,691,144)     (1,170,019)

Other (income) expense                                    (139,425)       (286,486)        131,308        (424,864)
                                                      ------------    ------------    ------------    ------------
(Loss) from continuing operations before
provision (benefit) for income tax                        (996,097)       (497,993)     (3,822,452)       (745,155)

Provision (benefit) for income taxes                      (343,867)        (31,780)     (1,304,686)         (2,356)
                                                      ------------    ------------    ------------    ------------
(Loss) from continuing operations                         (652,230)       (466,213)     (2,517,766)       (742,799)
Income (Loss) from Discontinued Operations,
net of taxes                                                68,812        (248,393)        325,276        (507,865)
                                                      ------------    ------------    ------------    ------------
Net (Loss)                                            $   (583,418)   $   (714,606)   $ (2,192,490)   $ (1,250,664)
                                                      ============    ============    ============    ============

Basic Earnings (loss) per share:
(Loss) from continuing operations                     $      (0.04)   $      (0.03)   $      (0.18)   $      (0.05)
                                                      ============    ============    ============    ============
(Loss) from discontinued operations                   $         --    $      (0.02)   $       0.02    $      (0.03)
                                                      ============    ============    ============    ============
Net (loss)                                            $      (0.04)   $      (0.05)   $      (0.16)   $      (0.08)
                                                      ============    ============    ============    ============
Diluted Earnings (loss) per share:
(Loss) from continuing operations                     $      (0.04)   $      (0.03)   $      (0.18)   $      (0.05)
                                                      ============    ============    ============    ============
(Loss) from discontinued operations                   $         --    $      (0.02)   $       0.02    $      (0.03)
                                                      ============    ============    ============    ============
Net (loss)                                            $      (0.04)   $      (0.05)   $      (0.16)   $      (0.08)
                                                      ============    ============    ============    ============

Weighted average number of shares outstanding:
Basic                                                   14,007,583      15,406,992      14,007,583      15,402,857
                                                      ============    ============    ============    ============
Diluted                                                 14,024,620      15,427,992      14,024,620      15,423,857
                                                      ============    ============    ============    ============
   * Reclassified for comparability

     See accompanying notes to condensed consolidated financial statements.

                     WARRANTECH CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            September 30,    March 31,
                                                                2006           2006
                                                            (Unaudited)
                                                            ------------   ------------
                                  ASSETS
                                  ------
Current assets:
  Cash and cash equivalents                                 $  4,042,194   $  3,899,361
  Investments in marketable securities                         1,087,839        808,399
  Accounts receivable, (net of allowances of $576,832 and
      $577,746, respectively)                                 23,650,866     25,020,997
  Other receivables, (net of allowances of
  $3,718,954 )                                                 4,243,553      1,969,008
  Employee receivables                                            65,290         47,962
  Deferred income taxes                                        6,982,019      6,982,019
  Prepaid expenses and other current assets                      891,546        804,550
                                                            ------------   ------------
       Total current assets                                   40,963,307     39,532,296
                                                            ------------   ------------

Property and equipment, net                                    3,360,181      3,393,438
                                                            ------------   ------------

Other assets:
  Excess of cost over fair value of assets acquired
    (net of accumulated amortization of $5,825,405)            1,637,290      1,637,290
  Deferred income taxes                                       18,648,421     17,394,190
  Deferred direct costs                                      212,150,323    202,285,711
  Investments in marketable securities                           388,282        923,665
  Restricted cash                                                826,000        800,000
  Split dollar life insurance policies                           899,143        900,145
  Other assets                                                    30,574         19,166
                                                            ------------   ------------
       Total other assets                                    234,580,033    223,960,167
                                                            ------------   ------------

                    Total Assets                            $278,903,521   $266,885,901
                                                            ============   ============

     See accompanying notes to condensed consolidated financial statements.

                                 WARRANTECH CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30,      March 31,
                                                                              2006             2006
                                                                           (Unaudited)
                                                                          -------------    -------------
LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY
------------------------------------------------
Current liabilities:
     Current maturities of long-term debt and capital lease obligations   $     472,648    $     420,294
     Insurance premiums payable                                              28,146,408       39,597,509
     Income taxes payable                                                            --           28,082
     Accounts and commissions payable                                         8,315,788        9,675,496
     Notes Payable HIG                                                       20,000,000               --
     Claims Liability - Reliance                                              1,078,858        1,563,951
     Accrued expenses and other current liabilities                           5,537,860        5,314,439
                                                                          -------------    -------------
          Total current liabilities                                          63,551,562       56,599,771
                                                                          -------------    -------------

Deferred revenues                                                           245,088,255      237,345,559
Claims Liability - Reliance                                                   1,792,638        2,307,633
Long-term debt and capital lease obligations                                    632,283          673,034
Deferred rent payable                                                           468,624          458,906
                                                                          -------------    -------------
   Total non current liabilities                                            247,981,800      240,785,132
                                                                          -------------    -------------
TOTAL LIABILITIES                                                           311,533,362      297,384,903
                                                                          -------------    -------------

Stockholders' Capital Deficiency
--------------------------------
   Preferred stock - $.0007 par value authorized - 15,000,000 Shares
     issued  - none at September 30, 2006 and March 31, 2006                         --               --
   Common stock - $.007 par value authorized - 30,000,000 Shares issued - 16,714,614 shares at September 30, 2006 and
    16,674,617 March 31, 2006                                                   117,004          116,664
   Additional paid-in capital                                                23,869,515       23,852,145
   Loans to directors and officers                                           (7,829,877)      (7,755,292)
   Accumulated other comprehensive income, net of taxes                         303,051          301,157
   Retained earnings (deficit)                                              (43,740,366)     (41,664,508)
                                                                          -------------    -------------
                                                                            (27,280,673)     (25,149,834)
                                                                          -------------    -------------

Treasury stock - at cost, 2,707,031 shares at March 31, 2006 and
September 30, 2006                                                           (5,349,168)      (5,349,168)
                                                                          -------------    -------------
        Total Stockholders' (Capital Deficiency)                            (32,629,841)     (30,499,002)
                                                                          -------------    -------------

        Total Liabilities and Stockholders' (Capital Deficiency)          $ 278,903,521    $ 266,885,901
                                                                          =============    =============

     See accompanying notes to condensed consolidated financial statements.

                               WARRANTECH CORPORATION AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                 ------------------------------------
                                                                  The Six Months Ended September 30,
                                                                 ------------------------------------
                                                                       2006                2005*
                                                                 ----------------    ----------------
Cash flows from operating activities:
Net Loss                                                         $     (2,192,490)   $     (1,250,664)
(Income) loss from discontinued operations                               (325,276)            507,866
                                                                 ----------------    ----------------
Net Loss from continuing operations                                    (2,517,766)           (742,798)

Other adjustments to reconcile net loss to net cash
     provided by (used in) operating activities                         3,099,289           3,688,609
                                                                 ----------------    ----------------

Net cash provided by (used in) operating activities from
     continuing operations                                                581,523           2,945,811
                                                                 ----------------    ----------------

Net cash flows from investing activities:
Property and equipment purchased                                         (661,908)           (176,755)
Purchase of marketable securities                                        (714,000)           (395,000)
Proceeds from sales of marketable securities                            1,093,000             295,000
                                                                 ----------------    ----------------

Net cash provided by (used in) investing activities                      (282,908)           (276,755)
                                                                 ----------------    ----------------

Net cash flows from financing activities:
Repayments under notes, and capital leases                               (217,576)           (326,287)

                                                                 ----------------    ----------------

Net cash provided by (used in) financing activities                      (217,576)           (326,287)
                                                                 ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                       81,039           2,342,769
                                                                 ----------------    ----------------

Cash provided by discontinued operations:
     Cash provided by (used in) discontinued operations                    61,794            (640,159)
                                                                 ----------------    ----------------

        Net cash provided by (used in) discontinued operations             61,794            (640,159)
                                                                 ----------------    ----------------

Cash and equivalents at beginning of period                             3,899,361           4,591,746
                                                                 ----------------    ----------------
Cash and equivalents at end of period                            $      4,042,194    $      6,294,356
                                                                 ================    ================

Supplemental Cash Flow Information:
Cash payments (receipts) for:
   Interest                                                      $         62,396    $         85,648
                                                                 ================    ================
   Income taxes, net                                             $         29,322    $        317,466
                                                                 ================    ================
Discontinued Operations:
   Income Taxes                                                  $         30,000    $         58,181
                                                                 ================    ================

Non-cash investing and financing activities:
     Note payable - HIG                                          $     20,000,000    $              0
     Property and equipment financed through capital leases      $        229,179    $        205,345
                                                                 ================    ================
     Increase in loans to officers and directors                 $        (74,585)   $       (142,688)
                                                                 ================    ================
*Reclassified for comparability

      See accompanying notes to condensed consolidated financial statements

                     WARRANTECH CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

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

2.   BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Warrantech Corporation, its subsidiaries, all of which are wholly owned, and certain transactions involving Butler Financial Solutions, LLC ("Butler") due to its related interest with the Company. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and operating results of the Company for the interim period have been included. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. The March 31, 2006 information was derived from the audited financial statements for the year ended March 31, 2006 included in the Company's Financial Report on Form 10-K. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2006.

3.   ACCOUNTS RECEIVABLE
     -------------------

     Significant Customer In Bankruptcy - On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represented 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contract with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. Ultimate has made all its payments to Warrantech with respect to sales subsequent to January 11, 2005 ("post-petition sales)." At the time of filing, however, Warrantech believed that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 ("pre-petition sales") and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, although Warrantech's proof of claim has been reviewed and approved, Warrantech does not know what it will recover on its claim. No provision for bad debts has been recorded as there are offsetting liabilities and reserves. The Plan of Reorganization has been approved by the Bankruptcy Court and Ultimate's creditors. Ultimate and its advisors have reviewed filed claims and have made initial determinations regarding preference payments and other amounts that may be recoverable from creditors. They are now contacting those creditors who appear to have the largest potential obligations to the bankruptcy estate in an effort to negotiate settlements. These discussions and possible lawsuits are expected to continue for a number of months. At this time, it is unlikely that any distributions will be made from the estate before the first quarter of 2007.

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

     At March 31, 2006 and September 30, 2006, the Company was owed $3.7 million by Ultimate, in which the Company has filed a proof of claim for $3.27 million with the bankruptcy court. The remaining balance has subsequently been paid. No provision for bad debts has been recorded as of March 31, 2006 and September 30, 2006.

4.   OTHER RECEIVABLES
     -----------------

     The nature and amounts of Other Receivables as of September 30, 2006 and March 31, 2006 are as follows:

                                                                     ----------------------------
                                                                     September 30,    March 31,
                                                                         2006            2006
                                                                      (Unaudited)
                                                                     ------------    ------------
     Other receivables, net
        Due from insurance companies                                 $  1,436,424    $    353,833
        Due from insurance companies - reimbursement of legal fees      3,718,954       3,718,954
        Due from insurance companies - profit sharing                      41,920          41,920
        Due from dealers                                                1,503,658         302,569
                                                                     ------------    ------------
             Due from insurance companies/dealers                       6,700,956       4,417,276
        Agent advances                                                    104,577         108,565
        Due from Financial Institutions (rebate)                          420,000         790,000
        Other                                                             736,974         372,121
                                                                     ------------    ------------
                                                                        7,962,507       5,687,962
     Allowance for doubtful accounts                                   (3,718,954)     (3,718,954)
                                                                     ------------    ------------
     Total other receivables, net                                    $  4,243,553    $  1,969,009
                                                                     ============    ============

     The following table sets forth the carrying amounts and fair values of the Company's other receivables at September 30, 2006.

                                                  Expected Maturity Date
                         ---------------------------------------------------------------------------
                            2006         2007         2008         2009         2010      Thereafter     Total      Fair Value
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Other receivables, net   $4,243,553           --           --           --           --           --                $4,243,553


5.   COMPREHENSIVE INCOME (LOSS)
     ---------------------------

     The components of comprehensive income (loss) are as follows:

                                                 For the Three Months Ended       For the Six Months Ended
                                                        September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                    2006            2005            2006            2005
                                                ------------    ------------    ------------    ------------
Net (loss)                                      $   (583,418)   $   (714,606)   $ (2,192,490)   $ (1,250,664)
Other Comprehensive income (loss), net of tax
    Unrealized gain (loss) on investments              1,133          (1,968)            108             140
    Foreign currency translation adjustments          (6,212)         47,584           1,786          41,918
                                                ------------    ------------    ------------    ------------
Comprehensive (loss)                            $   (588,497)   $   (668,990)   $ (2,190,596)   $ (1,208,606)
                                                ============    ============    ============    ============

Comprehensive (loss) per share:                 $      (0.04)   $      (0.04)   $      (0.16)   $      (0.08)
                                                ============    ============    ============    ============

     The components of accumulated other comprehensive income are as follows:

                                              September 30,  September 30,
                                                  2006           2005
                                              ------------   ------------
      Unrealized gain (loss) on investments   $        306   $     (4,151)
      Accumulated translation adjustments          302,745        278,665
                                              ------------   ------------
                                              $    303,051   $    274,514
                                              ============   ============


6.   EARNINGS PER SHARE
     ------------------

     The following table sets forth the calculation of earnings per share for the three and six months ended September 30, 2006 and 2005.

                                              For the Three Months Ended           For the Six Months Ended
                                                     September 30,                       September 30,
                                           --------------------------------    --------------------------------
                                                2006              2005              2006              2005
                                           --------------    --------------    --------------    --------------
Numerator:
  Net (loss) applicable to common stock    $     (583,418)   $     (714,606)   $   (2,192,490)   $   (1,250,664)
                                           ==============    ==============    ==============    ==============

Denominator:
  Average outstanding shares used in the
     computation of per share earnings:
  Common stock issued - Basic shares           14,007,583        15,406,992        14,007,583        15,402,857
                                           ==============    ==============    ==============    ==============
                                               14,024,620        15,427,992        14,024,620        15,423,857
                                           ==============    ==============    ==============    ==============

Earnings (loss) per common share:
    Basic                                  $        (0.04)   $        (0.05)   $        (0.16)   $        (0.08)
                                           ==============    ==============    ==============    ==============
    Diluted                                $        (0.04)   $        (0.05)   $        (0.16)   $        (0.08)
                                           ==============    ==============    ==============    ==============

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

                                               For the Three Months Ended       For the Six Months Ended
                                                      September 30,                    September 30,
                                              ----------------------------    ----------------------------
                                                  2006            2005            2006            2005
                                              ------------    ------------    ------------    ------------
Net loss as reported                          $    583,418    $   (714,606)   $ (2,192,490)   $ (1,250,644)

Stock based employee compensation
  expense included in reported net loss,
  net of related tax effects                         4,919                           9,838

Total stock based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                           (4,919)        (23,808)         (9,838)        (50,350)
                                              ------------    ------------    ------------    ------------


Net loss pro forma                                 583,418        (738,414)     (2,192,490)     (1,301,014)
                                              ============    ============    ============    ============


Shares - basic                                  14,007,583      15,406,992      14,007,583      15,402,857
                                              ============    ============    ============    ============

Basic (loss) per share as reported            $      (0.04)   $      (0.05)   $      (0.16)   $      (0.08)
                                              ============    ============    ============    ============

Basic (loss) per share proforma               $      (0.04)   $      (0.05)   $      (0.16)   $      (0.08)
                                              ============    ============    ============    ============

     The weighted average fair value of stock options at date of grant, calculated using the Black-Scholes option-pricing model, during the six months ended September 30, 2006 and 2005 was $0.38 and $0.42, respectively.

     Presented below is a summary of the status of the stock options in the plan and the related transactions for the six months ended September 30, 2006 and 2005.

                                                                     2006                          2005
                                                         ----------------------------------------------------------
                                                                          Weighted                       Weighted
                                                                          Average                        Average
                                                                          Exercise                       Exercise
                                                             Shares        Price           Shares         Price
                                                         ----------------------------------------------------------
        Options outstanding at beginning of the period      1,473,003   $       1.06      1,514,803    $       1.35
        Granted                                                    --             --        300,000           0.605
        Canceled/Surrendered                                       --             --       (307,358)           1.31
        Exercised                                                  --             --             --              --
        Forfeited                                                  --             --             --              --
                                                         ----------------------------------------------------------
        Options outstanding at end of period                1,473,003   $       1.06      1,507,445    $       1.16
                                                         ==========================================================

                                                         ----------------------------------------------------------
        Options exercisable at end of period                  992,443   $       1.25        868,619    $      1.268
                                                         ==========================================================

     The fair value of Warrantech stock options used to compute pro forma net income and earnings per share disclosures is the estimated value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the six months ended September 30, 2006 and 2005, respectively: expected dividend yield of 0%; expected volatility of 30% - 50%; a risk free interest rate of 4.0% - 5.0%; and expected option life of 3 to 10 years.

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

     The following table summarizes the status of all Warrantech's stock options outstanding and exercisable at September 30, 2006.

                                                 Stock Options                        Stock Options
                                                 Outstanding                           Exercisable
                                        ---------------------------------    -------------------------
                                                               Weighted                      Weighted
                                                               Average                       Average
                                                               Exercise                      Exercise
        Range Of Exercise Prices           Shares               Price           Shares        Price
        ----------------------------    ------------         -----------     -----------   -----------
        $0.42 to $0.94                       963,605               $0.72         541,838         $0.79
        $1.00 to $1.02                        78,432               $1.02          19,608         $1.02
        $1.26 to $1.595                      337,207               $1.45         337,207         $1.45
        $3.25 to $3.375                       93,790               $3.25          93,790         $3.25
                                        ------------         -----------     -----------   -----------
        Total at September 30, 2006        1,473,033               $1.06         992,443         $1.25
                                        ------------         -----------     -----------   -----------

8.   HIG DEBT
     --------

     On June 7, 2006 as part of Warrantech's Loan transaction with Wtech Holdings LLC, ("Holdings"), an affiliate of H.I.G. Capital, in conjunction with the proposed merger of an affiliate of H.I.G. Capital with Warrantech (the "Merger"), Holdings acquired from GAIC and its affiliates ("GAIC") $20 million of Warrantech's debt to GAIC.

9.   STOCKHOLDERS' CAPITAL DEFICIENCY
     --------------------------------

     The Company's directors received 40,000 shares of the Company's common stock as compensation for services rendered. The fair value of the shares aggregated $17,710, as determined by the average of the shares bid and ask prices on the date of issue, was charged to operations. The loan receivable from a stockholder increased $74,585 for the interest income earned during the period.

10.  SEGMENTS
     --------

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

Three Months Ended                              Consumer                                   Reportable
September 30, 2006              Automotive      Products        Direct     International*   Segments       Other           Total
------------------             ------------   ------------   ------------  -------------  ------------  ------------   ------------
Gross revenues                   25,142,173      7,493,458      2,412,082       266,617     35,314,330                   35,314,330
Intercompany revenues               548,476        165,308          9,545        42,957        766,286      (766,286)             0
Gross profit                      1,813,105      2,496,317      1,204,886       130,609      5,644,917       276,878      5,921,795
Profit (loss) from operations       295,959       (198,755)       324,586        40,949        462,739    (1,598,261)    (1,135,522)
Pretax income (loss)               (362,416)    (1,184,701)       331,396        40,949     (1,174,772)      178,675       (996,097)
Net interest income (expense)      (118,909)         7,900              0             0       (111,009)       66,622        (44,387)
Depreciation/amortization            80,709         90,889         24,145         8,032        203,775       146,388        350,163


September 30, 2005
------------------
Gross revenues                   20,797,372      7,508,294      2,920,500       209,324     31,435,490                   31,435,490
Intercompany revenues               731,603        423,132         10,318       186,072      1,351,125    (1,351,125)             0
Gross profit                      1,958,365      2,413,610      1,397,570       210,839      5,980,384        45,173      6,025,557
Profit (loss) from operations       210,038        570,808        361,477       (41,747)     1,100,576    (1,885,055)      (784,479)
Pretax Income (Loss)               (654,184)       (63,003)        15,793       (41,747)      (743,141)      245,148       (497,993)
Net interest income (expense)       (74,856)       (30,113)            --             0       (104,969)       82,796        (22,173)
Depreciation/Amortization            80,601        121,663         21,196        16,381        239,841       238,164        478,005


Six Months Ended                                Consumer                                   Reportable
September 30, 2006              Automotive      Products        Direct     International*   Segments       Other           Total
------------------             ------------   ------------   ------------  -------------  ------------  ------------   ------------

Gross revenues                   45,796,775     14,281,967      4,884,073       461,719     65,424,534                   65,424,534
Intercompany revenues               899,282        792,342         20,399       104,517      1,816,540    (1,816,540)             0
Gross profit                      3,482,474      4,724,120      2,438,580       216,369     10,861,543       403,054     11,264,597
Profit (loss) from operations       231,190       (891,046)       641,033      (276,197)      (295,020)   (3,396,124)    (3,691,144)
Pretax income (loss)             (1,676,606)    (2,861,166)       628,188      (276,197)    (4,185,781)      363,329     (3,822,452)
Net interest income (expense)      (478,912)      (103,542)             0             0       (582,454)      131,429       (451,025)
Depreciation/amortization           161,949        179,008         48,290        16,047        405,294       286,740        692,034
Total Assets                    203,905,761     66,111,180      1,695,204     8,034,151    279,746,296      (842,775)   278,903,521

September 30, 2005
------------------
Gross revenues                   39,876,872     15,838,554      5,945,146       389,230     62,049,802                   62,049,802
Intercompany revenues             1,628,402        865,343         21,334       286,989      2,802,068    (2,802,068)             0
Gross profit                      3,733,893      4,963,540      2,739,774       331,739     11,768,946       185,557     11,954,503
Profit (loss) from operations       419,042      1,424,151        718,912       (69,940)     2,492,165    (3,662,185)    (1,170,020)
Pretax income (loss)             (1,345,336)       144,022         25,000       (69,940)    (1,246,254)      501,100       (745,154)
Net interest income (expense)      (160,228)       (78,949)            --             0       (239,177)      163,134        (76,043)
Depreciation/amortization           147,068        241,188         40,313        32,496        461,065       545,804      1,006,869
Total Assets                    191,558,066     66,011,454      4,285,768    10,777,351    272,632,639    (2,247,160)   270,385,479

* Restated for comparability

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it can give no assurance that its expectations will prove to be correct. These statements are subject to certain risks, uncertainties and assumptions, including, but not limited to,

     o prevailing economic conditions which may significantly deteriorate, thereby reducing the demand for the Company's products and services,
     o availability of technical support personnel or increases in the rate of turnover of such personnel, resulting from increased demand for such qualified personnel,
     o changes in the terms or availability of insurance coverage for the Company's programs,
     o    regulatory or legal changes affecting the Company's business,
     o loss of business from, or significant change in relationships with, any major customer,
     o the ability to successfully identify and contract new business opportunities, both domestically and internationally,
     o the ability to secure necessary capital for general operating or expansion purposes,
     o    the adverse outcomes of litigation,
     o the non-payment of notes due from an officer and a former director of the Company in 2007, which would result in a charge against earnings in the period in which the event occurred,
     o the inability of any of the insurance companies which insure the service contracts marketed and administered by the Company to pay claims under the service contracts,
     o    the merger with HIG is not completed,
     o the Company's ability to obtain insurance coverage for the service contracts which it markets and administers.

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

Significant Customer Bankruptcy
-------------------------------

On January 11, 2005, Ultimate Electronics, Inc. and six of its subsidiaries ("Ultimate") filed individual voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Sales to Ultimate represented 10% and 32% of the Company's and its Consumer Products segment's total gross revenues during fiscal 2005. Pursuant to the provisions of Chapter 11, Warrantech was obligated to honor its existing contract with Ultimate and Ultimate continued to sell service contracts during this period of reorganization. Ultimate has made all of its payments to Warrantech with respect to sales subsequent to January 11, 2005 ("post-petition sales)." At the time of filing, however, Warrantech believed that Ultimate owed it approximately $3.27 million for sales up to January 11, 2005 ("pre-petition sales") and Warrantech has filed a "proof of claim" in this amount with the Court. At this time, although Warrantech's proof of claim has been reviewed and approved, Warrantech does not know what it will recover on its claim. No provision for bad debts has been recorded as there are offsetting liabilities and reserves. The Plan of Reorganization has been approved by the Bankruptcy Court and Ultimate's creditors. Ultimate and its advisors have reviewed filed claims and have made initial determinations regarding preference payments and other amounts that may be recoverable from creditors. They are now negotiating with those creditors who appear to have the largest potential obligations to the bankruptcy estate and making determinations regarding the use of legal remedies in those instances where negotiation was not successful. These discussions and possible lawsuits are expected to continue for a number of months. At this time, it is unlikely that any distributions will be made from the estate before the first quarter of 2007.

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

At March 31, 2006 and September 30, 2006, the Company was owed $3.7 million by Ultimate, in which the Company has filed a proof of claim for $3.27 million with the bankruptcy court. The remaining balance has subsequently been paid. No provision for bad debts has been recorded.

Insurance Relationships
-----------------------

As of November 1, 2005, Great American Insurance Company ("GAIC") and Warrantech mutually agreed to modify their current arrangement to provide for an extension of the administration agreement through November 27, 2005. Under this extension, Great American agreed to continue to write new business for existing clients through December 31, 2006. In light of certain changes in Great American's strategic direction and the explanation of insurance arrangements with Great American on December 31, 2006, Warrantech is actively seeking to establish new insurance relationships. On June 7, 2006 as part of Warrantech's Loan transaction with Wtech Holdings LLC, ("Holdings"), an affiliate of H.I.G. Capital, in conjunction with the proposed Merger with Warrantech, Holdings acquired from GAIC and its affiliates ("GAIC") $20 million of Warrantech's debt to GAIC.

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

Results of Operations
---------------------

                                                                   Gross Revenues

                                                 For the Three Months           For the Six Months
     Gross Revenues                                  September 30,                 September 30,
     --------------                          ---------------------------   ---------------------------
                                                 2006           2005*          2006           2005*
                                             ------------   ------------   ------------   ------------
     Automotive segment                      $ 25,142,174   $ 20,797,371   $ 45,796,776   $ 39,876,872
     Consumer Products segment                  7,493,458      7,508,294     14,281,967     15,838,554
     Direct                                     2,412,082      2,920,500      4,884,073      5,945,146
     *International segment                       266,616        209,325        461,718        389,232
     Other                                                             0                             0
                                             ------------   ------------   ------------   ------------
         Total Gross Revenues                $ 35,314,330   $ 31,435,490   $ 65,424,534   $ 62,049,804
                                             ============   ============   ============   ============
   * Reclassified for comparability

Gross revenues for the quarter ended September 30, 2006 increased $3,878,840
(12%) over the same period in 2005. YTD the increase was $3,374,730 (5%) over the same period for 2005.The Automotive segment reported increased revenues of $4,344,803 (21%) for the quarter and $5,919,904 (15%) YTD over the same period in 2005 due to increased volumes from existing clients and the contribution from new clients. The Consumer Products segment reported flat gross revenues of $14,836 below 2005 for the quarter, and a decline of $1,556,587 YTD (-10%) from the loss of business from the expiration of its agreement with Ultimate
Electronics as of August 31, 2005 which was partially offset by the growth of its business in the Home segment. The direct segment reported decreased revenues of $508,418 (-17%) for the quarter and $1,061,073 (-18%) YTD resulting from the impact of rising prices of gasoline on our prospective buyers discretionary income. The International segment reported an increase of $57,291 for the quarter and $72,486 YTD over the prior year on a restated basis which compares only the Puerto Rico operations and International Administration for the periods ending September 30, 2006 and September 30, 2005.

                                                        Gross Profit

     Gross Profit                   For the Three Months           For the Six Months
     ------------                       September 30,                 September 30,
                                 ---------------------------   ---------------------------
                                     2006           2005           2006           2005
                                 ------------   ------------   ------------   ------------
     Automotive segment          $  1,813,105   $  1,958,365   $  3,482,474   $  3,733,893
     Consumer Products segment      2,496,317      2,413,610      4,724,120      4,963,540
     Direct                         1,204,886      1,397,570      2,438,580      2,739,774
     *International segment           130,609        210,839        216,369        331,739
     Other                            276,878         45,173        403,054        185,557
                                 ------------   ------------   ------------   ------------
         Total Gross Profit      $  5,921,795   $  6,025,557   $ 11,264,597   $ 11,954,503
                                 ============   ============   ============   ============
             * Reclassified for comparability

Gross Profit for the quarter ended September 30, 2006 decreased $103,762 (-2%) and $689,906 YTD (-6%) over the same period in 2005. The Automotive segment gross profit decreased $145,260 (-7%) and $251,419 (-7%) YTD during the fiscal period ended September 30, 2006 compared to 2005 as a result of a shift in its business mix. The Consumer Products segment gross profit for the quarter increased $82,707 (3%) due to higher volumes on smaller clients that have higher gross margins, but decreased $239,420 (-5%) YTD for fiscal period ended September 30, 2006 compared to the same period in 2005 as a result of higher volumes on lower margin sku's. The Direct segment gross profit decreased $192,684 (-14%) for the quarter and $301,194 (-11%) YTD compared to the same periods in 2005 due to the decrease on gross revenue. The International segment gross profit decreased $80,230 for the quarter and $115,370 YTD during the period ended September 30, 2006 compared to the same period in 2005 as a result of premium increases eroding its gross profit.

                                                           SG&A

     SG&A                           For the Three Months            For the Six Months
     ----                               September 30,                 September 30,
                                 ---------------------------   ---------------------------
                                     2006           2005           2006           2005
                                 ------------   ------------   ------------   ------------
     Automotive segment          $  1,436,438   $  1,667,726   $  3,089,335   $  3,167,783
     Consumer Products segment      2,604,183      1,721,139      5,436,158      3,298,200
     Direct                           856,157      1,014,897      1,749,257      1,980,549
     *International segment            81,628        236,205        476,519        369,184
     Other                          1,728,749      1,692,064      3,512,438      3,301,939
                                 ------------   ------------   ------------   ------------
         Total Gross SG&A        $  6,707,155   $  6,332,031   $ 14,263,707   $ 12,117,655
                                 ============   ============   ============   ============
       * Reclassified for comparability

Service, selling and general and administrative ("SG&A") for the quarter ended
September 30, 2006 increased $375,124 (6%) for the quarter and $2,146,053 (18%)
YTD compared to the same periods in the prior year. The majority of the YTD increase was due to legal fees which were $1,529,112 YTD or $1,120,607 higher over the prior year as a result of the continuing Lloyds litigation. For the quarter legal fees were $472,483 or $204,856 higher quarter over quarter. The majority of the remaining variance over 2005 is attributable to Home Services which were $780,174 higher over the same period last year. This increase is primarily the result of the costs of acquiring the higher sales volumes consisting of higher Employee Costs of $463,420 and an increase in sales personnel Travel and Entertainment costs of $154,049.

                                                Depreciation and amortization

     Depreciation                    For the Three Months           For the Six Months
     ------------                       September 30,                 September 30,
                                 ---------------------------   ---------------------------
                                     2006           2005           2006           2005
                                 ------------   ------------   ------------   ------------
     Automotive segment          $     80,709   $     80,601   $    161,949   $    147,068
     Consumer Products segment         90,889        121,663        179,008        241,188
     Direct                            24,145         21,196         48,290         40,313
     *International segment             8,032         16,381         16,047         32,496
     Other                            146,388        238,164        286,740        545,804
                                 ------------   ------------   ------------   ------------
         Total Depreciation      $    350,163   $    478,005   $    692,034   $  1,006,869
                                 ============   ============   ============   ============
   * Reclassified for comparability

Depreciation and amortization expenses were reduced by $127,843 for the quarter and $314,835 YTD during the period ended September 30, 2006 compared to the same period for 2005. This decrease is the result of the Company's efficient use of its assets maturing and a reduced requirement for capital expenditures.

                                         Provision for bad debts

                           For the Three Months           For the Six Months
                                September 30                 September 30
                        --------------------------   --------------------------
                            2006          2005           2006          2005
                        ------------  ------------   ------------  ------------
     Bad Debt Expense   $          0  $          0   $          0  $          0
                        ============  ============   ============  ============

There was no provision for bad debts during the period ended September 30, 2006 compared to the same period for 2005. The Company believes it has adequately reserved for anticipated future bad debts.

                                                                  Other Income

                                              For the Three Months             For the Six Months
                                                  September 30                    September 30
                                          ----------------------------    ----------------------------
                                              2006            2005            2006            2005
                                          ------------    ------------    ------------    ------------
     Interest and dividend income         $    110,911    $    106,990    $    221,705    $    276,709
     Interest (expense)                       (155,298)       (168,023)       (672,730)       (352,753)
     Credit card usage rebate                  183,811         329,908         319,717         479,826
     Miscellaneous income (expense)                  1          17,611              --          21,082
                                          ------------    ------------    ------------    ------------
           Total other income (expense)   $    139,425    $    286,486    $   (131,308)   $    424,864
                                          ============    ============    ============    ============

Total Other Income decreased $146,061 quarter over quarter resulting from a positive adjustment as the actual credit card rebate was higher than estimated in the September 30, 2005 quarter. YTD Total Other Income (Expense) increased
$556,172 resulting from the additional interest on the HIG Note effective June
7, 2006 and the adjustment in the credit card rebate in the September 30, 2005 period.

                                                      Income Tax Expense (Benefit)

                                        For the Three Months             For the Six Months
                                            September 30                    September 30
                                    ----------------------------    ----------------------------
                                        2006            2005            2006            2005
                                    ------------    ------------    ------------    ------------
     Income Tax Expense (benefit)   $   (343,867)   $    (31,780)   $ (1,304,686)   $     (2,356)
                                    ============    ============    ============    ============

For the three month period ended September 30, 2006, income taxes were a benefit of $343,867 compared to a benefit of $31,780 in the period ended September 30, 2005. For the six month period ended September 30, 2006, income taxes were a benefit of $1,304,686 compared to a benefit of $2,356 in the period ended September 30, 2005.


Liquidity and Financial Resources
---------------------------------

In connection with the Merger, the outstanding indebtedness of the Company and its subsidiaries to Great American Insurance Company, GAI Warranty Company, GAI Warranty Company of Florida and GAI Warranty Company of Canada (collectively "GAI") through March 1, 2006 was consolidated under a single term promissory note between GAI, the Company and such subsidiaries (the "Term Note"), which is secured by a first priority, continuing security interest in and to all of the tangible and intangible assets of the Company and its subsidiaries granted to GAI under the terms of a security agreement by and between GAI, the Company and its subsidiaries (the "Security Agreement"). All principal and interest under the Term Note was originally due and payable on October 5, 2006 but was extended to November 28, 2006. The Term Note is in full novation of any and all other debt instruments and obligations to repay indebtedness between GAI and the Company and its subsidiaries through March 1, 2006. The Term Note and Security Agreement contain customary representations and warranties, affirmative and negative covenants and events of default.

Contemporaneously with the execution of the Merger Agreement, GAI sold to Wtech Holdings, LLC ("Holdings"), an affiliate of H.I.G. Capital, all of its rights and obligations under the Term Note and Security agreement, whereupon Holdings became the primary secured lender to, and creditor of, the Company and its subsidiaries. The Company is not a party to the agreement providing for the sale and transfer of GAI's rights under the Term Note and the Security Agreement, although the Company granted its consent with respect thereto.

For the period ended September 30, 2006 there was an increase of cash and cash equivalents of $142,833 when compared with cash and equivalents at March 31, 2006 resulting primarily from higher liabilities because of increased sales volumes. Working Capital was a negative $22,588,255 at September 30, 2006 compared to a negative $17,067,475 at March 31, 2006 due to higher liabilities because of increased sales volumes.

The Company together with H.I.G Capital is actively seeking additional lines of credit to fund working capital. The Company is aggressively pursuing new business both domestically and internationally to further fund future working capital. The Company plans to continue to contain its SG&A costs and utilize technologies for operational efficiencies to further enhance both its operating income and cash flows from operating activities. Assuming the Merger is completed in a timely fashion, the Company believes that internally generated funds and extended terms will be sufficient to finance its current operations for at least the next twelve months. If the merger is not timely completed and the Term Note is not further extended, the Company would be in default of the Term Note which would have a material adverse effect on the Company.

The effect of inflation has not been significant to the Company.

Commitments
-----------

The Company has ongoing relationships with equipment financing companies and intends to continue financing certain future equipment needs through lease/purchase transactions. The total amount financed through these transactions during the six months ended September 30, 2006 amounted to $175,718 compared to $186,942 during the six months ended September 30, 2005.

Set forth below is information about the Company's commitments outstanding at September 30, 2006.

                                                          Payments due by period
                               ------------------------------------------------------------------------
                                               Less than         1 - 3          3 - 5        More than
       Commitment Type             Total         1 year          Years          Years         5 years
   ----------------------------------------------------------------------------------------------------
   Capital lease obligations   $  1,104,932   $    472,648   $    521,196   $    111,088   $         --
   Operating Property leases      8,942,707      1,297,622      3,887,225      3,757,860             --
   Employment agreements          4,321,458      2,088,333      2,233,125             --             --
   Claims loss liability          5,113,880      1,953,495      3,096,299         18,442   $     45,644
                               ------------   ------------   ------------   ------------   ------------
      Total commitments        $ 19,482,977   $  5,812,098   $  9,737,845   $  3,887,390   $     45,644
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

     Historically, through September 30, 2003, the Company recognized revenues from dealer-obligor service contracts, in which the retailer/dealer or a third party is designated as the obligor, in direct proportion to the costs incurred in providing the service contract programs to the Company's clients. Revenues in amounts sufficient to meet future administrative costs and a reasonable gross profit were deferred. With the issuance of EITF Abstracts Issue No. 00-21 (EITF No. 00-21), "Revenue Arrangements with Multiple Deliverables", as of July 1, 2003, the Company recognizes revenue from these dealer-obligor contracts on a straight-line basis over the life of the service contract, pursuant to Staff Accounting Bulletin 101.

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

Impairment of Long-Lived Assets

     The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs, goodwill and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Once annually, or as events or circumstances indicate that an asset may be impaired, the Company assesses potential impairment of its long-lived assets. The Company determines impairment by measuring the undiscounted future cash flows generated by the assets, comparing the result to the assets' carrying value and adjusting the assets to the lower of their carrying value or fair value and charging current operations for any measured impairment. At September 30, 2006 and 2005, the Company found no impairment to its property and equipment or its other identifiable intangibles.

Income Taxes

     Deferred tax assets and liabilities are determined using enacted tax rates for the effects of net operating losses and temporary differences between the book and tax bases of assets and liabilities. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. At September 30, 2006, the Company had deferred tax assets of $25,630,440 net of a valuation allowance of $1,466,736.

Gain (Loss) From Discontinued Operations

     On April 1, 2006 management closed the Company's operations in Per and Chile as several customers did not renew their agreements. These countries showed net losses of $248,393 and $507,865 in the three and six months ended September 30, 2005. During the current quarter and six months, the liquidation of the net assets resulted in net income of $68,812 and $325,276, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

As of September 30, 2006, the Company did not have any derivatives, debt or hedges outstanding except for the $20 million note to Wtec Holdings LLC. Therefore, the Company was not subject to interest rate risk. In addition, the risk of foreign currency fluctuation was and is not material to the Company's financial position or results of operations.

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

Principal amounts by expected maturity as of September 30, 2006 of marketable securities are as follows:

                                           Expected Maturity Date as of September 30, 2006
                                      ----------------------------------------------------------
                                                                3       4       5
                                       1 year      2 years    years   years   years   Thereafter   Total Cost   Fair Value
                                      --------    --------   ------- ------- -------  ----------   ----------   ----------
Available for sale securities         $595,000    $490,000                                         $1,085,000   $1,087,839

Interest rate                             4.64%       3.18%


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

     This case was originally brought in the District Court of Tarrant County, Texas, 17th Judicial District. On March 19, 2004, Defendant San Antonio filed a notice of removal to the United States District Court which motion was joined by all other defendants. Following removal, Lloyd's filed a motion to remand the case to state court. Although the motion was originally denied, the matter was subsequently returned to state court by Judge McBryde. Warrantech appealed this and several other rulings to the 5th Circuit Court of Appeals. Oral argument was heard on August 29, 2005 and the Court's opinion was filed on August 17, 2006. In summary, a majority concluded that the Court did not have jurisdiction to review the District Court's remand to state court and, therefore, the remand was upheld. They also ruled, however, that the District Court's dismissal of Warrantech's affirmative defenses of collateral estoppel and res judicata was not binding on the state court and that the District Court's dismissal of Warrantech's counterclaims must be vacated. While this decision was pending, the parties met in Orlando, Florida on July 20 and 21, 2006, to explore settlement possibilities. As a result of this meeting, the parties have reached an agreement in principle to resolve the litigation. At this time, the parties are negotiating the final documentation necessary to effectuate this resolution. During this period, all legal activities related to trial preparation have been suspended. If no settlement agreement is executed, trial preparation will resume and all pending motions will be ruled on.

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

     Universal served Warrantech with a Demand for Arbitration, dated October 15, 2004, seeking to recover a portion of the fees Warrantech received to provide administrative services under the contracts, approximating $2,155,000, together with interest thereon from the effective date of termination. Subsequent to receipt of Universal's Demand for Arbitration, Warrantech commenced an arbitration action against Universal in the State of Connecticut to recover fees owed to Warrantech pursuant to the terms of a certain Fee Agreement. Although it is difficult at this time to determine the exact amount owed to Warrantech, it is believed that the amount will be in excess of $1,000,000. Universal has moved in local court to have the Connecticut arbitration combined with the arbitration in Puerto Rico. In response to that motion, Warrantech has moved to have both arbitrations conducted in Connecticut. In order to determine the proper location of these arbitrations, and to determine if they should be consolidated into a single proceeding, a hearing was held before a judge in Puerto Rico in September 2006. Both arbitrations have been stayed pending the judge's ruling which is expected in the coming weeks. It is anticipated that one or both arbitrations will commence promptly upon receipt of the ruling.

     Management believes Universal's case is without merit. At this time, however, it is not able to predict the outcome of either the arbitration or the Connecticut action. For this reason, the Company is unable to determine its potential liability, if any, and as such, the accompanying financial statements do not reflect any estimate for losses.


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
         Not applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

Item 5.  Other Information
         -----------------

         On October 17, 2006, the Company, WT Acquisition Holdings, LLC, a Delaware limited liability company ("Parent"), and WT Acquisition Corp., a Nevada corporation and direct wholly-owned subsidiary of Parent ("Merger Sub"), amended the Agreement and Plan of Merger, dated as of June 7, 2006, by and among the Company, Parent and Merger Sub (the "Merger Agreement"). Pursuant to the terms of Amendment No. 1 to the Agreement and Plan of Merger, dated as of October 17, 2006 (the "Amendment"), the Company, Merger Sub and Parent agreed to extend the first date by which either party could terminate the Merger Agreement from October 29, 2006 until November 28, 2006. Parent has requested that certain items be resolved prior to effecting the merger of the Company with Merger Sub (the "Merger"). While the Company and the Parent continue to discuss when to schedule the special meeting of shareholders to approve the Merger Agreement and the Merger (the "Special Meeting"), the Company's current expectation is that the Special Meeting will be held in the fourth quarter of 2006, although there can be no assurance that the Special Meeting will occur at that time.

         Wtech Holdings, LLC ("Wtech"), an affiliate of Parent, has agreed with the Company and its subsidiaries to amend the single term promissory note issued by the Company and such subsidiaries on June 7, 2006 to and in favor of Wtech, as the successor to Great American Insurance Company, GAI Warranty Company, GAI Warranty Company of Florida and GAI Warranty Company of Canada thereunder (the "Term Note"). Subject to the terms of the Amended and Restated Term Note, dated as of October 17, 2006 (the "Note Amendment"), Wtech, the Company and its subsidiaries agreed, among other things, to extend the Term Note in order to provide that all principal and interest under the Term Note is due and payable on November 28, 2006 in lieu of October 29, 2006.


Item 6.  (a) Exhibits
         ------------

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




                                         WARRANTECH CORPORATION
                                         ---------------------------------------
                                         (Registrant)



                                         /s/ RICHARD F. GAVINO
                                         ---------------------------------------
                                         Richard F. Gavino - Executive Vice
                                         President, Chief Financial Officer,
                                         Chief Accounting Officer and Treasurer
                                         (Chief Financial Officer and Duly
                                         Authorized Officer)


Dated: November 9, 2006